Form 10-Q
period 1996-04-30
MARTEK BIOSCIENCES CORP
filed 1996-06-13
CIK 892025

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

- --------------------------------------------------------------------------------

                                   FORM 10-Q

       / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 30, 1996

                                       or

       /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period From _____ to _____


          --------------------------------------------------------
                      Commission File Number 000-22354


                         MARTEK BIOSCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)



                 Delaware                                52-1399362
         (State of Incorporation)            (IRS Employer Identification No.)


                  6480 DOBBIN ROAD, COLUMBIA, MARYLAND  21045
                    (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:    (410)740-0081

                                      None
  (Former name, former address and former fiscal year, if changed since last report)


          --------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X   Yes      No
                                           -----     -----


     Common stock, par value $.10 per share:  13,353,220 shares outstanding as of May 29, 1996

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         MARTEK BIOSCIENCES CORPORATION

                                 Balance Sheets
                                ($ in thousands)

==========================================================================================================
                                                                              April 30         October 31,
                                                                                1996                1995
==========================================================================================================
                                                                            (Unaudited)
ASSETS:
Current assets:
    Cash and cash equivalents                                                 $15,505              $41,039
    Short-term investments and marketable securities                           28,941               10,584
    Accounts receivable                                                           464                  316
    Inventories  (Note 4)                                                       1,337                  989
    Prepaid expenses                                                              252                  196
    Other current assets                                                          127                  194
                                                                    -----------------      ---------------
Total current assets                                                           46,626               53,318
Property, plant and equipment, net                                             14,436               11,840
                                                                    -----------------      ---------------

                                                                              $61,062              $65,158
                                                                    =================      ===============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                             $840                 $575
    Accrued liabilities                                                           943                  912
    Unearned revenue                                                              ---                2,075
    Current portion of notes payable                                            2,073                   75
                                                                    -----------------      ---------------
Total current liabilities                                                       3,856                3,637
Long-term portion of notes payable                                              2,134                4,175
Commitments and contingencies (Note 2)
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000
       shares authorized; none issued or outstanding.                             ---                  ---
    Common stock, $.10 par value; 30,000,000  shares
       authorized at April 30, 1996 and at October 31, 1995;
       13,353,220 and 13,025,419 shares issued at April 30, 1996
       and October 31, 1995, respectively.                                      1,335                1,302
    Additional paid-in capital                                                 78,088               77,321
    Accumulated deficit                                                      (24,351)             (21,277)
                                                                    -----------------      ---------------
    Total stockholders' equity                                                 55,072               57,346
                                                                    -----------------      ---------------

                                                                              $61,062              $65,158
                                                                    =================      ===============

See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            Statements of Operations
              (Unaudited - $ in thousands, except per share data)

                                                         Three months ended April 30,       Six months ended April 30,
=======================================================================================================================
                                                              1996          1995             1996            1995
=======================================================================================================================
Revenues:
    License fees and related revenues                          $91          $135            $2,232             $154
    Product sales                                              288           334               466              691
    Royalties                                                    4             0                 6                0
    Research and development contracts and grants              185           217               384              363
                                                         ----------    ----------        ----------       ----------
Total revenues                                                 568           686             3,088            1,208
Costs and expenses:
    Cost of product sales                                      163           145               256              310
    Research and development                                 2,963         1,819             5,068            3,712
    Selling, general and administrative                      1,032           826             2,032            1,629
                                                         ----------    ----------        ----------       ----------
Total costs and expenses                                     4,158         2,790             7,356            5,651
                                                         ----------    ----------        ----------       ----------
Loss from operations                                        (3,590)       (2,104)           (4,268)          (4,443)
Other income (expense):
    Miscellaneous income                                        14             5                29                5
    Interest income                                            617            94             1,311              216
    Interest expense                                           (71)          (37)             (146)             (39)
                                                         ----------    ----------        ----------       ----------
Total other income, net                                        560            62             1,194              182
                                                         ----------    ----------        ----------       ----------

Net loss                                                   ($3,030)      ($2,042)          ($3,074)         ($4,261)
- --------------------------------------------------------------------------------------------------------------------
Net loss per share (Note 5)                                 ($0.23)       ($0.24)           ($0.23)          ($0.51)
- --------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding              13,292,624     8,534,301        13,183,836        8,384,295
- --------------------------------------------------------------------------------------------------------------------




See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            Statements of Cash Flows
                          (Unaudited - $ in thousands)

                                                                                 Six months ended April 30,
===========================================================================================================
                                                                                 1996                 1995
===========================================================================================================
OPERATING ACTIVITIES:
  Net loss                                                                    ($3,074)             ($4,261)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                 422                  179
    Changes in assets and liabilities:
       Accounts receivable                                                       (148)                (129)
       Inventories                                                               (348)                  84
       Prepaid expenses                                                           (56)                 (82)
       Other current assets                                                        67                  ---
       Accounts payable                                                           265                  469
       Accrued liabilities                                                         31                 (220)
       Unearned revenue                                                        (2,075)                  20
                                                                        ---------------          ----------
  Net cash used in operating activities                                        (4,916)              (3,940)

INVESTING ACTIVITIES:
    Change in short-term investments and marketable securities                (18,357)               3,893
    Purchase of property, plant and equipment                                  (3,018)              (1,358)
                                                                        ---------------          ----------
  Net cash used in investing activities                                       (21,375)               2,535

FINANCING ACTIVITIES:
    Proceeds from the exercise of warrants and options, and other                 800                   52
    Principal payments on notes payable                                           (43)                 108
                                                                        ---------------          ----------
  Net cash provided by financing activities                                       757                  160
                                                                        ---------------          ----------

  Net increase in cash and cash equivalents                                   (25,534)              (1,245)
  Cash and cash equivalents at beginning of year                               41,039                2,104
                                                                        ---------------          ----------
  Cash and cash equivalents at end of period                                  $15,505                 $859
- -----------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
    Purchase of plant                                                         $   ---              ($9,000)
    Proceeds from the issuance of common stock
       in connection with the plant purchase                                      ---                5,000
    Notes payable in connection with plant purchase                           $   ---               $4,000
- -----------------------------------------------------------------------------------------------------------

See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                       Statement of Stockholders' Equity
                (Unaudited - $ in thousands, except share data)



                                                          Additional     Accumulated
                                    Common Stock        Paid-In Capital    Deficit        Total
                              ----------   -----------  ---------------  -----------   ----------
                                 Shares      Amounts
BALANCE AT
OCTOBER 31, 1995               13,025,419     $1,302       $77,321        ($21,277)      $57,346
- -------------------------------------------------------------------------------------------------

Exercise of stock options         327,801       33           767             ---           800

Net loss                            ---        ---           ---           (3,074)       (3,074)
- -------------------------------------------------------------------------------------------------


BALANCE AT
APRIL 30, 1996                 13,353,220     $1,335       $78,088        ($24,351)      $55,072
- -------------------------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1995.

2.  Commitment and Contingencies

The Company had commitments at April 30, 1996 to fund up to $1.7 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through April 30, 1996, would not have a material effect on the financial statements.

Under the terms of one of the Company's license agreements, $2,075,000 received as license fees prior to April 30, 1996 was recorded as unearned revenue pending the lapse of the licensee's right to terminate its license agreement and receive a refund of any license fees paid thereunder. This right to terminate the agreement and receive a refund lapsed in December 1995, and the revenue previously recorded as unearned was recognized during the first quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to
collaborate on the development of potential products.   Certain of these
agreements also commit the Company to make payments upon the occurrence of certain milestones, and royalties upon the sale of certain products resulting from such collaborations. Future minimum payments required under these agreements, exclusive of milestone and royalty payments, are approximately $100,000 in the year ending October 31, 1996.

3.  Income Taxes

At April 30, 1996, the Company has net operating loss carryforwards of approximately $35,500,000 for income tax purposes that expire in years 2000 through 2010.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50 percent. The Company has had significant ownership changes over the past three years, including an initial public offering of its common stock in December 1993 and a follow-on public offering of its common stock in October 1995, which may have caused these limitations to apply.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of April 30, 1996 are as follows:


         Deferred tax assets:
            Write-off of patent                                         251,000
            Net operating loss carryforwards                         14,218,000
                                                                    -----------
               Total deferred tax assets                            $14,469,000
                                                                    ===========
            Valuation allowance for net
               deferred tax assets                                 ($14,469,000)
                                                                    ===========
            Net deferred tax assets                                 $   ---
                                                                    ===========

4.  Inventories

Inventories consist of the following:

                                                               April 30,                October 31,
                                                                 1996                       1995     .
                                                               ------------             --------------
                          Finished products                      $699,527                $468,472
                          Work in process                         375,621                 272,741
                          Raw materials                           262,154                 248,160
                                                                  -------                 -------
                                                               $1,337,302                $989,373
                                                               ==========                ========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

5.  Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants are excluded as their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S BUSINESS AND OPERATIONS, INCLUDING STATEMENTS ABOUT FUTURE PRODUCTION EFFICIENCIES FOR ITS NUTRITIONAL OIL PRODUCTS. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER DUE TO A VARIETY OF RISK FACTORS SET FORTH HEREIN AND FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING BUT NOT LIMITED TO ITS RECENTLY FILED REPORT ON FORM 10-K AND ITS FORM S-3 DECLARED EFFECTIVE ON SEPTEMBER 26, 1995.

Since its inception in 1985, Martek has been engaged primarily in the research and development of products derived from microalgae. In 1989, the Company began the commercial production and sale of its products for drug design. In 1992, Martek began to realize revenues from license fees related to Formulaid(R) and sales of sample quantities of Formulaid(R). In 1995, Martek recognized its first royalty revenue from sales of infant formula containing Formulaid(R). Martek has incurred net losses in each year since its inception. At April 30, 1996, the Company's accumulated deficit was $24,351,000. Martek expects its annual losses to continue and possibly increase for at least the remainder of fiscal 1996, or until significant royalties from sales of products containing Formulaid(R) are received, as it expands its research and development efforts, optimizes Formulaid(R) production, and increases its product marketing activities. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of Formulaid(R)-related revenues, if any, and the timing and extent of funding of clinical studies on the Company's potential products.

The Company is not able to predict when, or if, any of the Company's Formulaid(R) licensees will introduce or expand their offerings of products containing Formulaid(R). The Company does not believe that broad product introductions of term infant formulas containing Formulaid(R) will occur before 1997, at the earliest, and cannot predict the timing or extent of further Formulaid(R)-containing pre-term infant formula product launches or expansions. Although one of the Company's licensees has introduced a pre-term infant formula containing Formulaid(R) in two European countries, the Company is still unable to predict whether this licensee will broaden its use of, or continue to use, Formulaid(R), or if Formulaid(R) will be used by any of the Company's other licensees for their formula products. Accordingly, future revenues from Formulaid(R), and the timing or likelihood of future profitability, are largely dependent on factors over which the Company has no control.


Results of Operations - Comparison of Quarters and Six Months Ended April 30, 1996 and 1995

Revenues for the quarter ended April 30, 1996, were $568,000, a 17% decrease from revenues of $686,000 for the same period in 1995. This decrease is due to a combination of a 33% drop in license fees and related revenues (resulting from anniversary Formulaid(R) license fee payments that, by contract, are only two-thirds of the initial fees paid), and decreases in revenues from product sales and research and development contracts and grants. Revenues for the six-month period ended April 30, 1996 were $3,088,000, an increase of $1,880,000, or 156%, from the same period in 1995. This increase resulted from the recognition of $2,075,000 in license fees during the first quarter of 1996 that were previously recorded as unearned pending the lapse of certain conditions contained in the related license agreement.

Product sales during the second quarter and six months ended April 30, 1996 decreased by 14% and 33%, respectively, from the same periods in 1995 due to lower prices caused by continued competition for carbon-13 products. In an effort to address this situation, the Company has lowered prices, reduced production costs and developed new proprietary products. Product sales in the second quarter of 1996 increased by 62% over first quarter 1996 product sales. The effect of the Company's efforts on future sales cannot be predicted. It is likely however, that gross margins on carbon-13 products will decline from previous levels. Revenues from research and development contracts and grants decreased by 15% in the second quarter of 1996 when compared with the second quarter of 1995, but increased by 6% for the six months ended April 30, 1996 from the same period in 1995.

Cost of product sales increased to 57% of revenues from product sales for the second quarter of 1996 from 43% for the second quarter of 1995. For the six-month period ended April 30, 1996 cost of product sales increased to 55% of revenues from product sales from 45% for the same period in 1995. These increases resulted partially from the cost of sales of Martek's nutritional oils. Initial sales of these oils occurred in 1995. Sales of these oils during 1995 and 1996 were made at or below cost in certain cases in an effort to create demand for these products. As sales volume increases, and manufacturing efficiencies and optimization occurs, the cost of production of the nutritional oils products has the potential to decrease. The balance of the increase in cost of sales resulted from price reductions in the Company's carbon-13 drug design products brought about by competition for these products. The Company is working to decrease its production costs and develop new, proprietary products in an effort to reduce its costs of sales. The ultimate impact of these efforts on cost of sales, however, cannot be predicted.

Consistent with the Company's efforts to optimize oil production quickly, research and development costs increased $1,144,000, or 63%, in the second quarter of 1996 and $1,356,000, or 37% during the six months ended April 30, 1996 over the second quarter and six months ended April 30, 1995, respectively. Research and development costs were also increased in the second quarter of 1996 as result of a program to qualify additional manufacturing sources for Martek's nutritional oils. Production development and other oils-related development costs comprised over 75% of research and development expenses for the first six months of 1996.

Selling, general and administrative expenses increased by $206,000, or 25%, during the second quarter of 1996 and $403,000, or 25%, in the six months ended April 30, 1996 over the second quarter and six months ended April 30, 1995, respectively. These costs increased primarily due to: costs associated with a public relations campaign for DHA; other Formulaid(R) and DHA marketing costs; and, increased insurance and other corporate overhead costs. Other income was $498,000 higher during the second quarter of 1996 than in the second quarter of 1995 and $1,012,000 higher in the first six months of 1996 than in the first six months of 1995 mainly due to interest earned on the investment of funds received in the Company's 1995 public offering.

Net loss for the second quarter of 1996 was $3,030,000, or $.23 per share, compared to a net loss of $2,042,000, or $.24 per share, for the same period in 1995. This increased loss resulted from increased research and development expenses primarily relating to costs associated with efforts to commercialize Formulaid(R), as well as increases in certain operating expenses. A net loss of $3,074,000, or $.23 per share for the six-month period ended April 30, 1996, was a decrease from a net loss of $4,261,000, or $.51 per share for the same period in 1995. This decrease reflects the anniversary license fee recognized in the first quarter of 1996 which more than offset increased research and development expenses in the 1996 period.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123,
"Accounting for Stock-Based Compensation."   SFAS No. 123 allows companies to
either account for stock-based
compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25. If companies elect to account for stock-based compensation under the provisions of APB No. 25, pro forma disclosure is required in the footnotes to the financial statement as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensations in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position of the Company.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities decreased by $7,177,000 in the first six months of 1996 resulting in a cash balance of $15,505,000 and a balance of $28,941,000 in short-term investments
and marketable securities at April 30, 1996.   Capital acquisitions of
$1,581,000 were made in the second quarter of 1996, a significant portion of which represents upgrades to the Company's fermentation facility in Winchester, Kentucky and construction of an oil processing plant at the site. The Company expects additional capital expenditures as a result of escalating fermentation activity and installation of oil processing capabilities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize Formulaid(R) and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearance for those products subject to regulatory clearance; the costs involved in filing, protecting and enforcing patents and other intellectual property rights; competing technological and market developments; the costs of manufacturing facilities for those products the Company chooses to manufacture itself; the costs of commercializing its products; and the extent of future facilities expansion and collaborative partnerships. The Company's 1995 purchase of a fermentation facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. In addition to the $1.0 million in cash used to close the transaction, additional capital expenditures, including the addition of oil processing capabilities, will be needed to modify the plant to meet the needs of Martek's production processes. The extent of such modifications cannot be predicted. The Company will also be required to repay or refinance promissory notes due in March and September of 1997 in the aggregate principal amount of $4,000,000 and interest accrued thereon, associated with the facility purchase. The notes are secured by the fermentation plant but are without recourse otherwise. There can be no assurance that the Company will be able to repay or refinance these notes.

The Company believes its existing capital resources will provide adequate
capital, for at least the next 24 months.   However, due to the Company's
expectations of growth and the rapidly changing nature of the markets in which it competes, no prediction can be made with certainty of the Company's need for additional capital or its likely liquidity position over a longer term. The Company intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements. The Company may pursue other methods of financing its activities, including asset-based borrowing, equity issuances, additional lease financing and collaborative arrangements with partners if such methods are available to the Company and on favorable terms. Should the Company need to raise additional funds, there can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As previously reported in the Company's annual report on Form 10-K for its fiscal year ended October 31, 1995, on November 29, 1995 Martek received a letter from the United States Environmental Protection Agency ("EPA") notifying Martek of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act in connection with the cleanup of the RAMP Industries Site in Denver, Colorado. EPA has stated that to date it has incurred $2.1 million in costs in connection with the cleanup of the site, but that at this time it is unable to estimate total cleanup costs. EPA has informally indicated that based on its initial review, it believes that Martek is responsible for less than .02% of the waste at the RAMP Site. Martek's own review indicates that its contribution to the site, if any, may be a lower percentage. EPA has stated that it intends to enter into a "de minimis" settlement with smaller contributors based on a waste-in list it is currently compiling. Martek believes that the impact of any settlement will be immaterial to its financial condition and results of operations.

The Company is not a party to any other legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Stockholders was held on March 18, 1996. The following items were voted on at the Annual Meeting:

         1. Proposal to approve an amendment to the Corporation's Directors' Stock Option Plan whereby, each Outside Director who is either reelected to or serving on the Board on March 18, 1996 is granted an option to purchase 3,500 shares of stock provided he or she has served as a Director of the Corporation for at least one year, and, in each year thereafter, each Outside Director will receive an option to purchase 5,000 shares of stock following each annual stockholders' meeting provided he or she has served as a Director of the Corporation for at least one year and is continuing as a director.

                 IN FAVOR         OPPOSED          ABSTAINED        NON-VOTE
                 9,536,006        509,345          55,938           341,473

2. The following members were elected to the Company's Board of Directors to hold office for the periods indicated below:

                                  ELECTED UNTIL
                                  ANNUAL MEETING
         NOMINEE                  TO BE HELD                IN FAVOR         WITHHELD
         Henry Linsert, Jr.       1999                      10,400,432        42,330
         Jules Blake              1999                      10,292,272       150,490
         Ann L. Johnson           1999                      10,400,397        42,365
         Sandra Panem             1999                      10,400,432        42,330

DIRECTORS CONTINUING IN OFFICE:

         Bruce E. Elmblad
         Douglas J. MacMaster, Jr.
         John H. Mahar
         Richard J. Radmer
         Eugene H. Rotberg
         William D. Smart

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: None

(b)  Reports on Form 8-K: None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MARTEK BIOSCIENCES CORPORATION
                                     ------------------------------
                                                 (Registrant)





Date:  June 11, 1996                          /s/ Steve Dubin
       -------------------           ---------------------------------------------------
                                     Steve Dubin, Chief Financial and Accounting Officer