Form 10-Q
period 1996-07-31
MARTEK BIOSCIENCES CORP
filed 1996-09-16
CIK 892025

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

                  For the Quarterly Period Ended July 31, 1996

                                       or

      /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period From    to
                                                     ---   ---

            -------------------------------------------------------
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

            -------------------------------------------------------

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

     Common stock, par value $.10 per share:  13,383,000 shares outstanding as of September 9, 1996

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         MARTEK BIOSCIENCES CORPORATION

                                 Balance Sheets
                                ($ in thousands)

==================================================================================================================
                                                                               July 31,           October 31,
                                                                                 1996                 1995
==================================================================================================================
                                                                              (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents                                                         $11,010              $41,039
   Short-term investments and marketable securities                                   31,421               10,584
   Accounts receivable                                                                   170                  316
   Inventories (Note 4)                                                                1,488                  989
   Prepaid expenses                                                                      264                  196
   Other current assets                                                                  191                  194
                                                                                 ------------          -----------
Total current assets                                                                  44,544               53,318
Property, plant and equipment, net                                                    14,939               11,840
                                                                                 ------------          -----------
                                                                                     $59,483              $65,158
                                                                                 ============          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                     $376                 $575
   Accrued liabilities                                                                 1,125                  912
   Unearned revenue                                                                      ---                2,075
   Current portion of notes payable                                                    2,384                   75
                                                                                 ------------          -----------
Total current liabilities                                                              3,885                3,637
Long-term portion of notes payable                                                     3,299                4,175
Commitments and contingencies (Note 2)
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000
            shares authorized; none issued or outstanding.                               ---                  ---
   Common stock, $.10 par value; 30,000,000  shares
            authorized at July 31, 1996 and at October 31, 1995;
            13,379,450 and 13,025,419 shares issued at July 31, 1996
            and October 31, 1995, respectively.                                        1,338                1,302
   Additional paid-in capital                                                         78,171               77,321
   Accumulated deficit                                                              (27,210)             (21,277)
                                                                                 ------------          -----------
   Total stockholders' equity                                                         52,299               57,346
                                                                                 ------------          -----------
                                                                                     $59,483              $65,158
                                                                                 ============          ===========

See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            Statements of Operations
              (Unaudited - $ in thousands, except per share data)

                                                  Three months ended July 31,      Nine months ended July 31,
==============================================================================================================
                                                         1996            1995          1996         1995
==============================================================================================================
Revenues:
   License fees and related revenues                       $ 12             $ 46        $ 2,244        $ 200
   Product sales                                            197              178            663          869
   Royalties                                                  1                0              7            0
   Research and development contracts and grants            212              103            596          466
                                                       ---------       ---------    ------------  -----------
Total revenues                                              422              327          3,510        1,535
Costs and expenses:
   Cost of product sales                                    134               82            390          392
   Research and development                               2,496            1,994          7,564        5,706
   Selling, general and administrative                    1,159              758          3,191        2,387
                                                       ---------       ---------    ------------  -----------
Total costs and expenses                                  3,789            2,834         11,145        8,485
                                                       ---------       ---------    ------------  -----------
Loss from operations                                     (3,367)          (2,507)        (7,635)      (6,950)
Other income (expense):
   Miscellaneous income                                      13               15             42           20
   Interest income                                          600              162          1,911          378
   Interest expense                                        (105)             (71)          (251)        (110)
                                                       ---------       ---------    ------------  -----------
Total other income, net                                     508              106          1,702          288
                                                       ---------       ---------    ------------  -----------

Net loss                                                ($2,859)         ($2,401)       ($5,933)     ($6,662)
- -------------------------------------------------------------------------------------------------------------

Net loss per share (Note 5)                              ($0.22)          ($0.24)        ($0.45)      ($0.75)
- -------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding           13,369,968        9,737,923     13,246,324    8,840,463
- -------------------------------------------------------------------------------------------------------------




See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            Statements of Cash Flows
                          (Unaudited - $ in thousands)

                                                                                Nine months ended July 31,
=============================================================================================================
                                                                              1996                       1995
=============================================================================================================
OPERATING ACTIVITIES:
  Net loss                                                                ($5,933)                   ($6,662)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                              666                        375
   Changes in assets and liabilities:
    Accounts receivable                                                       146                        (47)
    Inventories                                                              (499)                        77
    Prepaid expenses                                                          (68)                      (245)
    Other current assets                                                        2                        (13)
    Accounts payable                                                         (199)                       543
    Accrued liabilities                                                       228                        (70)
    Unearned revenue                                                       (2,075)                         3
                                                                   ----------------               ------------
  Net cash used in operating activities                                    (7,732)                    (6,039)

INVESTING ACTIVITIES:
   Change in short-term investments and marketable securities             (20,837)                    (3,832)
   Purchase of property, plant and equipment                               (3,765)                    (1,541)
                                                                   ----------------               ------------
  Net cash used in investing activities                                   (24,602)                    (5,373)

FINANCING ACTIVITIES:
   Proceeds from the exercise of warrants and options, and other              885                        593
   Proceeds from the issuance of common stock in the
    private placement                                                         ---                     10,741
   Proceeds from notes payable net of principal payments                    1,420                        105
                                                                   ----------------               ------------
  Net cash provided by financing activities                                 2,305                     11,439
                                                                   ----------------               ------------

  Net increase in cash and cash equivalents                               (30,029)                        27
  Cash and cash equivalents at beginning of year                           41,039                      2,104
                                                                   ----------------               ------------

  Cash and cash equivalents at end of period                              $11,010                     $2,131
- -------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
financing activities:
   Purchase of plant                                                      $   ---                    ($9,000)
   Proceeds from the issuance of common stock
    in connection with the plant purchase                                     ---                      5,000
   Notes payable in connection with plant purchase                        $   ---                     $4,000
- -------------------------------------------------------------------------------------------------------------

See accompanying notes.

                        MARTEK BIOSCIENCES CORPORATION

                       Statement of Stockholders' Equity
               (Unaudited - $ in thousands, except share data)



                                                                    Additional          Accumulated
                                        Common Stock            Paid-In Capital           Deficit               Total
                                    ---------  ----------       ---------------         -----------           ----------
                                     Shares      Amounts
BALANCE AT
OCTOBER 31, 1995                   $13,025,419   $1,302             $77,321              ($21,277)              $57,346
- ------------------------------------------------------------------------------------------------------------------------

Exercise of stock options             354,031       36                 850                  ---                    886

Net loss                                 ---        ---                 ---                (5,933)              $(5,933)
- ------------------------------------------------------------------------------------------------------------------------


BALANCE AT
JULY 31, 1996                      $13,379,450   $1,338             $78,171              ($27,210)              $52,299
- ------------------------------------------------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1995.

2.  Commitment and Contingencies

The Company had commitments at July 31, 1996 to fund up to $1.7 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through July 31, 1996, would not have a material effect on the financial statements.

Under the terms of one of the Company's license agreements, $2,075,000 received as license fees prior to July 31, 1996 was recorded as unearned revenue pending the lapse of the licensee's right to terminate its license agreement and receive a refund of any license fees paid thereunder. This right to terminate the agreement and receive a refund lapsed in December 1995, and the revenue previously recorded as unearned was recognized during the first quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to make payments upon the occurrence of certain milestones, and royalties upon the sale of certain products resulting from such collaborations. Future minimum payments required under these agreements, exclusive of milestone and royalty payments, are immaterial for the balance of the year ending October 31, 1996.

On June 20, 1996, the Company entered into an equipment line of credit in the amount of $2,000,000 to finance a portion of the construction of the oil processing facility in Winchester, KY. The line of credit bears interest at a rate of 9.02%. As of July 31, 1996, the Company had $1,482,000 outstanding under the line of credit.

3.  Income Taxes

At July 31, 1996, the Company has net operating loss carryforwards of approximately $39,000,000 for income tax purposes that expire in years 2000 through 2010.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of July 31, 1996 are as follows:



          Deferred tax assets:
           Write-off of patent                                  251,000
           Net operating loss carryforwards                  15,482,000
                                                            ------------
             Total deferred tax assets                      $15,733,000
                                                            ============
           Valuation allowance for net
             deferred tax assets                           ($15,733,000)
                                                            ============
           Net deferred tax assets                          $       ---
                                                            ============


4.  Inventories

Inventories consist of the following:
                                                             July 31,       October 31,
                                                              1996              1995
                                                           ----------       -----------
                          Finished products                  $731,422          $468,472
                          Work in process                     525,424           272,741
                          Raw materials                       231,515           248,160
                                                              -------          --------
                                                           $1,488,361          $989,373
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

Since its inception in 1985, Martek has been engaged primarily in the research and development of products derived from microalgae. In 1989, the Company began the commercial production and sale of its products for drug design. In 1992, Martek began to realize revenues from license fees related to Formulaid(R) and sales of sample quantities of Formulaid(R). In 1995, Martek recognized its first royalty revenue from sales of infant formula containing Formulaid(R). In 1996 Martek began to realize revenues from the sales of Neuromins(TM), a dietary supplement of docosahexaenoic acid (DHA). Martek has incurred net losses in each year since its inception. At July 31, 1996, the Company's accumulated deficit was $27,210,000. Martek expects its annual losses to continue and possibly increase through at least the first half of fiscal 1997, or until significant royalties from sales of products containing Formulaid(R) are received, as it expands its research and development efforts, optimizes Formulaid(R) production, and increases its product marketing activities. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which could be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of Formulaid(R)-related revenues, if any, and the timing and extent of funding of clinical studies on the Company's potential products.

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


Results of Operations - Comparison of Quarters and Nine Months Ended July 31, 1996 and 1995

Revenues for the quarter ended July 31, 1996, were $422,000, a 29% increase from revenues of $327,000 for the same period in 1995. For the quarter, the improvement in revenues is due primarily to increased activity on several government contracts. Revenues for the nine-month period ended July 31, 1996 were $3,510,000, an increase of $1,975,000, or 129%, from the same period in 1995. This increase resulted from the recognition of $2,075,000 in license fees during the first quarter of 1996 that were previously recorded as unearned pending the lapse of certain conditions contained in the related license agreement.

Product sales during the third quarter ended July 31, 1996 increased by 11% from the same period in 1995 due primarily to increased sales of Formulaid(R) and start up sales of Neuromins(TM), which more than offset a slight decrease in sales of carbon-13 products. For the nine-month period, product sales decreased 24% due to lower prices caused by continued competition for carbon-13 products. Revenues from research and development contracts and grants increased by 106% in the third quarter of 1996 and 29% during the nine months ended July 31, 1996 when compared with the third quarter and nine months ended July 31, 1995, respectively.

Cost of product sales increased to 68% of revenues from product sales for the third quarter of 1996 from 46% for the third quarter of 1995. For the nine-month period ended July 31, 1996 cost of product sales increased to 59% of revenues from product sales from 45% for the same period in 1995. These increases resulted partially from the cost of sales of Martek's nutritional oils. Initial sales of these oils occurred in 1995. Sales of these oils during 1995 and 1996 were made at or below cost in certain cases in an effort to encourage demand for these products. As sales volume increases, and manufacturing efficiencies and optimization occurs, the cost of production of the nutritional oils products has the potential to decrease. The balance of the increase in cost of sales resulted from price reductions in the Company's carbon-13 drug design products brought about by competition for these products. The Company is working to decrease its production costs and develop new, proprietary products in an effort to reduce its costs of sales. The ultimate impact of these efforts on cost of sales, however, cannot be predicted.

R&D costs increased significantly, consistent with the Company's efforts to optimize oil production quickly and develop an in-house oil processing capability. R&D costs increased by $502,000, or 25%, in the third quarter of 1996 and $1,858,000, or 33%, during the nine months ended July 31, 1996 over the third quarter and nine months ended July 31, 1995, respectively. Research and development costs were also increased for the nine month period as the result of a program to qualify additional manufacturing sources for Martek's nutritional oils. Production development and other oils-related development costs comprised over 75% of research and development expenses for the first nine months of 1996.

Selling, general and administrative expenses increased by $401,000, or 53%, during the third quarter of 1996 and $804,000, or 34%, in the nine months ended July 31, 1996 over the third quarter and nine months ended July 31, 1995, respectively. These costs increased primarily due to: costs associated with a public awareness campaign for DHA; other Formulaid(R) and Neuromins(TM) marketing costs; and increased insurance and other corporate overhead costs. Other income was $402,000 higher during the third quarter of 1996 than in the third quarter of 1995 and $1,414,000 higher in the first nine months of 1996 than in the first nine months of 1995 mainly due to interest earned on the investment of funds received in the Company's 1995 public offering.

Net loss for the third quarter of 1996 was $2,859,000, or $.22 per share, compared to a net loss of $2,401,000, or $.24 for the same period in 1995.
This increase in net loss resulted from increased research and development, marketing and public relations campaign expenses primarily relating to efforts to commercialize Formulaid(R). A net loss of $5,933,000, or $.45 per share for the nine-month period ended July 31, 1996, was a decrease from a net loss of $6,662,000, or $.75 per share, for the same period in 1995. This decrease reflects the anniversary license fee recognized in the first quarter of 1996 which more than offset increased research and development expenses in the 1996 period.

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

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities decreased by $9,192,000 in the first nine months of 1996 resulting in a cash balance of $11,010,000 and a balance of $31,421,000 in short-term investments
and marketable securities at July 31, 1996.   Capital acquisitions of  $747,000
and $3,765,000 were made in the third quarter and first nine months of 1996, respectively, a significant portion of which represents upgrades to the Company's fermentation facility in Winchester, Kentucky and construction of an oil processing plant at the site. The Company expects additional capital expenditures of at least $2,000,000 as a result of escalating fermentation activity and installation of oil processing capabilities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize Formulaid(R), Neuromins(TM) and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: the speed at which Martek's Formulaid(R) licensees incorporate Formulaid(R)into their term infant formula products; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearance for those products subject to regulatory clearance; the costs involved in filing, protecting and enforcing patents and other intellectual property rights; competing technological and market developments; the costs of manufacturing facilities for those products the Company chooses to manufacture itself; the costs of commercializing its products; and the extent of future facilities expansion and collaborative partnerships. The Company's 1995 purchase of a fermentation facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. In addition to the $1.0 million in cash used to close the transaction and the addition of oil processing capabilities, additional capital expenditures will be needed to modify the plant to meet the needs of Martek's production processes and to run the plant prior to the time demand for the Company's nutritional oils grows to fill plant capacity. The extent of plant modifications cannot be predicted. The Company will also be required to repay or refinance promissory notes due in March and September of 1997 in the aggregate principal amount of $4,000,000 and interest accrued thereon, associated with the facility purchase. The notes are secured by the fermentation plant but are without recourse otherwise. There can be no assurance that the Company will be able to repay or refinance these notes.

The Company believes its existing capital resources, consisting primarily of cash, short-term investments, marketable securities and $1.5 million from a line of credit used to finance a portion of the construction of the oil processing facility, will provide adequate capital, for at least the
next 21 months.   However, due to the Company's expectations of growth and the rapidly changing nature of the markets in which it competes, no prediction can be made with certainty of the Company's need for additional capital or its likely liquidity position over a longer term. The Company intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements. The Company may pursue other methods of financing its activities, including asset-based borrowing, equity issuances, additional lease financing and collaborative arrangements with partners if such methods are available to the Company and on favorable terms. Should the Company need to raise additional funds, there can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As previously reported in the Company's annual report on Form 10-K for its fiscal year ended October 31, 1995, and in the Company's reports on Form 10-Q for the first and second quarters of fiscal 1996, on November 29, 1995 Martek received a letter from the United States Environmental Protection Agency ("EPA") notifying Martek of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act in connection with the cleanup of the RAMP Industries Site in Denver, Colorado. EPA has stated that to date it has incurred $2.1 million in costs in connection with the cleanup of the site, but that at this time it is unable to estimate total cleanup costs. EPA has informally indicated that based on its initial review, it believes that Martek is responsible for less than .02% of the waste at the RAMP Site. Martek's own review indicates that its contribution to the site, if any, may be a lower percentage. EPA has stated that it intends to enter into a "de minimis" settlement with smaller contributors based on a waste-in list it is currently compiling. Martek believes that the impact of any settlement will be immaterial to its financial condition and results of operations.

The Company is not a party to any other legal proceedings.


ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MARTEK BIOSCIENCES CORPORATION
                                   ------------------------------
                                             (Registrant)





Date:  September 13, 1996                             /s/ Steve Dubin
       ------------------------               --------------------------------
                                              Steve Dubin, Chief Financial and
                                              Accounting Officer