Form 10-K405
period 1996-10-31
MARTEK BIOSCIENCES CORP
filed 1997-01-29
CIK 892025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                -------------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996       Commission file number: 0-22354

                         MARTEK BIOSCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

                                -------------

            DELAWARE                                            52-1399362
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                   6480 DOBBIN ROAD, COLUMBIA, MARYLAND 21045
                    (Address of principal executive offices)

     REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (410) 740-0081

                                -------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            None                                          None
     (Title of class:)              (Name of each exchange on which registered:)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.10 par value
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  X Yes    No
                                          ---    --

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of Common Stock held by non-affiliates of Registrant is $315,876,553 (based upon a last sale price of $24.75 per share of the Common Stock as reported on the NASDAQ National Market System on January 17, 1997). The number of shares of Common Stock outstanding as of January 17, 1997 was 13,520,850.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1996 are incorporated by reference into Part II of this Report. Certain portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1996 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

ITEM I.  BUSINESS.
                                    OVERVIEW

    Martek is a leader in the development and commercialization of high value products derived from microalgae. Martek's most significant products are nutritional oils used as ingredients in infant formula and encapsulated for use as dietary supplements. The Company's nutritional oils are comprised of fatty acid components which many researchers believe may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Martek has licensed these oils to six infant formula manufacturers, representing over 40% of the estimated $5 billion worldwide market for infant formula. Three of these licensees have introduced products containing the Company's nutritional oils in pre-term infant formula products in five European countries. Additional applications of the Company's platform technology include currently marketed products and technologies to assist in drug discovery, diagnostics and development-stage pharmaceuticals. Martek intends to continue to exploit the largely untapped commercial opportunities of microalgae. To that end, the Company maintains a library of more than 2,700 live microalgal species and a related database, which it believes are among the largest such resources available worldwide.

    Nutritional Oils for Infant Formula, Dietary Supplementation and Other Applications. Using its proprietary technology, Martek has developed nutritional oils, which provide two essential fatty acids naturally present in breast milk that are not available in most infant formulas. The predominant fatty acid components of these oils, docosahexaenoic acid ("DHA") and arachidonic acid ("ARA"), are produced from microalgae and fungi using Martek's proprietary technologies. Studies published by others have indicated that DHA may be linked to the development and function of the brain and retina. ARA is a major structural lipid in human tissues. In 1994, the Company received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched in ARA, as well as the use of such blends in infant formulas. In 1995, the Company received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 the Company received two additional US patents covering its nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using Martek's method of producing DHA oil. The second patent clarifies that Martek's patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low eicosapentaenoic acid ("EPA") fish oils. Fish oil is a potential competitive source of DHA to Martek's algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating Martek's patent.

    Martek has entered into royalty-bearing license agreements with six infant formula producers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Nutricia, Maabarot Products Ltd. and Novartis Nutrition S.A.(formerly Sandoz), to supply nutritional oils containing DHA and ARA, for inclusion in their infant formula products. Nutricia, Wyeth-Ayerst, a subsidiary of American Home Products, and Novartis are currently marketing pre-term infant formula products containing Martek's oils in five European countries, including the UK, the Netherlands, Belgium, Finland, and Spain. The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $5 billion worldwide. Martek is actively pursuing additional licenses with other infant formula producers throughout the world.

    In 1996, Martek developed and initiated sales of its first consumer products, Neuromins(TM), a DHA dietary supplement, and Neuromins(TM) PL, a DHA dietary supplement for pregnant and lactating women. Martek has entered into agreements with Source Naturals, Inc., Solgar Vitamin and Herb Company, and Leiner Health Products for the packaging and distribution of these products in retail outlets nationwide.

Martek is also exploring additional applications for DHA, including use in specialty food products.



--------

    Products for Drug Discovery. Using its core microalgal technology, Martek has developed and markets a range of products and technologies for use in molecular structure research and structure-based drug discovery. The Company markets these products worldwide to many of the largest pharmaceutical companies and research institutions. These products aid researchers in expediting new drug discovery by enabling them to determine the 3-dimensional ("3-D") structure of certain proteins in solution and to study characteristics of the structure and its binding interaction with drugs. Martek also markets a proprietary cell growth medium, Celtone M, which the Company believes will enable researchers, for the first time, to determine the 3-D structure of certain human proteins. A U.S. patent was issued to Martek for its Celtone M technology in 1995.

    Pharmaceuticals. The Company is conducting research with certain microalgal extracts that have demonstrated in vitro bioactivity as therapeutic agents. The Company has also developed two novel combinatorial libraries of small molecules. Both of these libraries have produced active leads in antifungal and anti-cancer screens. These libraries can also produce molecules labeled with stable isotopes for rapid elucidation of bound conformations to accelerate new drug design. Finally, the Company has entered into a supply agreement with Neuromedica, Inc. for the production of Doprexin(TM), DHA linked with dopamine, a therapeutic under development by Neuromedica, Inc.

    Diagnostics. Martek's newest developmental product is a highly sensitive, algal-based fluorescent protein complex for labeling molecules, cells and viruses. These labels are designed to be easy-to-use, low cost, non-toxic diagnostic tools which may have the sensitivity suited for point-of-care diagnostics, including cancer and HIV testing. These fluorescent complexes are also being tested for use in flow cytometry for routine blood screening.

    The Company has also been working to develop a family of gastrointestinal ("GI") diagnostic tests that measure the amount of carbon-13, a non-radioactive stable isotope of carbon, in the carbon dioxide in breath. These breath tests are simple to administer and are only minimally invasive. Subsequent to the Company's initial efforts in this area, the U.S. Food and Drug Administration ("FDA") changed its regulatory requirements pertaining to various diagnostics including Martek's breath tests. As a result of these changes, the cost of conducting trials has increased significantly. For this reason, Martek elected to slow further development of its breath diagnostic products. However, in 1995, the Company received a Small Business Innovation Research ("SBIR") grant for more than $700,000 to finance a clinical study of the Company's carbon-13 galactose liver function tests currently being conducted by the Cleveland Clinic.

TECHNOLOGY

    Martek applies its microalgal expertise and culturing technology to its expanding library of over 2,700 live microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of Martek's products:

    - microalgae are a genetically diverse group of organisms that have a wide range of physiological and biochemical characteristics; thus, they naturally produce many different and unusual fats, sugars, proteins and bioactive compounds that may have commercial applications, such as the fatty acids that are the principal ingredients in the Company's nutritional oils and highly sensitive fluorescent diagnostic products;


    ----------------------------

Celtone(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.
Neuromins(TM) is a trademark of the Company.
Doprexin(TM) is a trademark of Neuromedica, Inc.

    - microalgae are essentially "microplants," which use simple substances such as carbon dioxide, water and nitrate to grow. When Martek substitutes the heavy stable isotope forms of these nutrients, microalgae will cost-effectively incorporate certain stable isotopes (carbon-13, deuterium and nitrogen-15) into the various compounds the microalgae produce. This characteristic provides the basis for Martek's drug design products; and

    - microalgae comprise a large, substantially unexplored group of organisms, and thus provide a virtually untapped source that can be screened for a variety of products, including pharmaceuticals.

    Martek's scientists have developed novel and proprietary microalgal culturing technology which allows, for the first time, the routine scale-up of microalgae of commercial interest. Proprietary closed-system, light-driven photobioreactors and numerous techniques for maintaining and manipulating microalgal monocultures form the basis of this culturing technology. Where possible, and for applications that require large quantities of product (e.g., nutritional products), the Company has selected and developed microalgae capable of growing without light by using nutrient feeds in a manner similar to bacteria, yeast or fungi. These microalgae can be grown in existing commercial fermenters using current technology, resulting in economies of scale and substantially lower production costs.

    Martek's product development process involves the following primary steps:

         Identification of Appropriate Microalgae. Martek selects specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and the Company's proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. The Company currently maintains an increasing in-house collection of over 2,700 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is the Company's proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. The Company believes that its microalgal collection and associated database are among the largest such resources available in the world. Coupled with the Company's extensive microalgal expertise, these resources are used to select organisms for initial testing. Further testing ultimately results in the selection of production strains.

         Modification of Microalgae and Growth Conditions. Martek applies standard industrial microbiological techniques to microalgae and manipulates culturing conditions (such as light intensity, temperature and growth medium composition) to optimize productivity. After selecting strains with the best yields and growth characteristics, the Company enhances their production through mutagenesis and natural selection under biochemical stress. Martek has not used genetic engineering techniques to develop any of its existing products, but may use these methods for certain products currently in development.

         Culturing Microalgae. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. Martek has discovered and uniquely cultured a microalga capable of producing large amounts of DHA heterotrophically (i.e., without light) by using organic nutrients. Heterotrophic culturing of this DHA-producing microalga was previously not believed to be possible at commercially viable levels. Heterotrophic microalgae have the advantage of being able to be cultured in conventional fermenters employed by the food, pharmaceutical and biotechnology industries. Microalgal fermentation has an advantage over photobioreactor production because larger-scale production of products such as the Company's nutritional oils, where the incorporation of high-priced stable isotopes is not required, can be conducted in existing fermentation equipment, resulting in lower production costs. Aspects of Martek's technology for the heterotrophic growth of DHA-producing microalgae are the subject of a U.S. patent. Similar patent applications have issued in certain countries and are pending in certain other countries around the world.

         For many other product applications, the Company uses its proprietary, light-driven, closed-culture system photobioreactors for microalgal production. Photobioreactors are closed to the atmosphere and designed to make the most efficient use of light while keeping contaminating microbes out of the culture. Using its photobioreactors, Martek is able to culture isolated microalgal strains without contamination and to manipulate such strains to influence growth and biochemical makeup, thus efficiently generating products of interest. For example, for the production of Martek's drug discovery products, the Company is able to culture certain microalgae to produce compounds consisting of heavier stable isotopes rather than the more common forms of atoms by growing microalgae in its photobioreactors using carbon dioxide, water and/or certain nitrogen-containing compounds containing the heavier stable isotopes, carbon-13, deuterium and nitrogen-15. Use of its photobioreactors also provides Martek a means to conserve and recycle liquid and gaseous components of the culture, a feature critical for those applications that involve the use of expensive stable isotopes. Martek's microalgal method of stable isotope incorporation is significantly less expensive than alternative microbial or chemical synthesis in many instances.

         Martek uses a series of photobioreactors of varying sizes, controls and methods of operation to achieve culturing consistency. The different sizes are used primarily for scale-up purposes, from laboratory bench scale to commercial culturing and manufacturing. Certain aspects of these photobioreactors are the subject of the Company's patents and patent applications filed in the United States.

                                    PRODUCTS
                             AND PRODUCT CANDIDATES

Nutritional Products

    Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids ("PUFAs") that are essential to human nutrition and health. Studies have indicated that a particular PUFA, DHA, may be associated with mental and visual development in infants, and plays a pivotal role in normal brain function throughout life. DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA. Infants acquire DHA and ARA, an important structural lipid in human tissues, initially in utero during pregnancy, and then from their diet via their mother's milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in utero allotment.

    Martek has identified a strain of microalgae which produces an oil rich in DHA and has developed the means to grow it by fermentation, with a relatively high oil and DHA content. To supplement its DHA for infant formula, the Company has similarly isolated and cultured a strain of fungus that produces large amounts of ARA. DHA and ARA are present in breast milk but are unavailable in most infant formulas today. When the Company's nutritional oils are added to infant formula at proper levels, they provide DHA and ARA in concentrations that closely match those in breast milk without the potential undesirable characteristics presented by other sources of DHA, such as certain fish oils.

    Martek's nutritional oils contain the fatty acids DHA and ARA, and beginning in 1992 Martek first realized revenues from license fees related to its nutritional oils and sale of sample quantities of these oils. In late 1994, one of the Company's licensees launched the first pre-term infant formula containing Martek's oils in Europe, and in 1995, Martek recognized its first royalty revenue from sales of this product. Additional product introductions have continued through 1996. As of early 1997, three of the Company's infant formula licensees were marketing pre-term infant formula containing Martek's oils in five countries in Europe including, the UK, the Netherlands, Belgium, Finland, and Spain.

    Independent studies indicate that the mental development and visual acuity of infants are positively affected by breast feeding and that breast-fed infants have higher levels of DHA in their brain tissue and enhanced mental acuity later in life when compared to those fed infant formula not containing DHA. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA is provided through its mother's bloodstream. DHA is generally the most abundant omega-3 very long-chain PUFA in human milk. Breast-fed infants have been found to have higher levels of DHA in their brain tissue than those fed infant formula. There is evidence indicating that for infants who are breast-fed, mental development and visual acuity are positively affected. This evidence is from retrospective studies comparing intelligence in breast-fed versus formula-fed infants and from intervention studies in infants using DHA-supplemented infant formula.

    Compelling data on the healthful attributes of breast milk has prompted a trend among infant formula manufactures to reformulate their products so that they more closely approximate breast milk. The following is a representative, but not an exhaustive, sample of published data indicating that DHA in the diet may be associated with mental and visual development of infants. None of these studies were performed by or on behalf of the Company, and the Company is not aware of any published scientific studies that conclusively demonstrate that DHA is the only component in human milk that positively affects the mental and visual development of infants.

    - Large-scale retrospective studies in the United Kingdom, New Zealand and the United States conducted between 1978 and 1992, involving between 700 and 13,000 patients, have evaluated development of intelligence in infants, children and adolescents, as a function of breast feeding versus formula feeding during infancy. These studies have demonstrated that pre-term infants fed human milk during infancy exhibited a 5 to 12 point higher intelligence quotient ("IQ") later in life than similar groups of babies fed conventional formulas. This difference was also apparent for term infants, although it was not as large (two to five points). Furthermore, the measured IQ in the term infants was positively correlated with the duration of breast feeding.

    - A recent Dutch study published in The Lancet assessed the neurological status of 526 children and concluded that the frequency of neurological abnormalities at nine years of age were twice as high in formula-fed babies compared to breast-fed babies.

    - Two recent studies in the United Kingdom and Australia, using data from term and pre-term babies that died early in infancy, have indicated that breast-fed babies had higher levels of DHA in the brain than formula-fed babies.

    - Several studies have indicated that premature infants who lose the rich placental supply of DHA and ARA are at greater risk for neurological deficits such as learning disabilities and social/behavioral problems and have significantly lower IQ scores.

    - In published controlled clinical intervention studies with pre-term infants conducted in the United States, infants fed formula supplemented with DHA exhibited a more rapid development of mental and visual acuity than a control group fed standard pre-term infant formulas. These studies used fish oil as a source of DHA. Certain fish oils contain certain other PUFAs, such as eicosapentaenoic acid ("EPA") which is present at concentrations that can lead to a reduced rate of growth in infants. Formulaid does not contain these PUFAs.

    - Two published trials comparing the visual acuity of formula-fed babies demonstrated that when formula was supplemented with DHA significant improvement in visual acuity was observed even in healthy full-term babies. The most recent of these trials was conducted with full-term babies using Martek's oil as its exclusive source of DHA.

    In the November 12, 1994 edition of The Lancet, a scientific journal published in the UK, scientists concluded that "some components of breast-milk may have a beneficial effect on brain development. . . arachidonic acid [ARA] and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue." Preliminary data submitted to The Society of Pediatric Research in May, 1994 and a separate study, presented in July 1995 at the Second International Congress of the International Society for the Study of Fatty Acids and Lipids, showed that low birth weight infants fed formula supplemented with Martek's nutritional oils have blood lipid levels of DHA and ARA comparable to those of breast-fed, low birth weight infants. In addition, the British Nutrition Foundation ("BNF"), the European Society for Pediatric Gastroenterology and the Expert Committee on Human Nutrition of the United Nations Food and Agriculture Organization ("FAO") and World Health Organization ("WHO"), have recommended that these essential fatty acids be included in pre-term infant formulas at levels found in human milk. The BNF and the FAO/WHO Committee have gone further to recommend that DHA and ARA also be included in formulas for term infants as well.

    Low levels of DHA have been correlated with changes in disposition, memory loss, visual and other neurological conditions. Also, in addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized their importance in pregnancy and lactation. To address these markets, Martek recently introduced its first consumer products, Neuromins(TM) DHA dietary supplements and Neuromins(TM) PL DHA dietary supplements for pregnant and lactating women.

    The Company is currently working to develop other DHA delivery methods to address these markets, including powders, an emulsion and nutritional bars and drinks. The Company is also researching the use of DHA in enteral products.

    Martek believes that its nutritional oils have the following advantages over other currently available sources of DHA and ARA for use in infant formula:

    - the oils can be blended in a variety of mixtures in precise ratios for specific applications;

    - each of the oils is comprised of a fatty acid blend that has no other bioactive PUFAs in significant quantities so that desirable PUFAs can be included and undesirable ones (e.g., EPA) can be excluded;

    - the DHA- and ARA-enriched oils are in a triacylglycerol (or triglyceride) form similar to that found in breast milk and therefore, easily digested;

    - the position of the DHA within the triacylglycerol in Martek's DHA-containing oil is similar to that in breast milk, but different from that in fish oils or fish eye-socket oils;

    - Martek's oils have a much higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula;

    - the oils can be produced in large quantities under controlled conditions satisfying regulatory scrutiny; and,

    - the Company has received patents protecting the blend of its DHA and ARA oils, as well as the blend of certain other microbial oils and the blend of microbial derived ARA oils and low EPA fish oils, that may compete with Martek's nutritional oils for use in infant formula.

Products for Drug Discovery

    Structure-based drug discovery has recently emerged to improve the efficiency of new pharmaceutical development. Many drugs work by mimicking the interaction between two molecules, a ligand and a receptor. Rather than rely solely on the chance synthesis of an active chemical compound, practitioners of structure-based drug discovery seek to study the interaction between the ligand and receptor, and to design a specific drug prototype on the basis of that interaction. The ability to determine the structures of the ligand, the receptor, and ideally, the complex between the two, is key to structure-based drug discovery.

    Martek has developed a series of products which enable 3-D structures of certain proteins of pharmaceutical interest to be determined in solution. Some of these products are used as growth media which allow for the generation of proteins incorporating stable isotopes. Others can be used to make isotopically labeled DNA and RNA. The presence of stable isotopes allows for the determination of the 3-D structure of these molecules using nuclear magnetic resonance ("NMR"). Proteins incorporating stable isotopes such as carbon-13 and/or nitrogen-15 have been obtained by growing micro-organisms, such as bacteria and yeast, on Martek's media, and the 3-D structures subsequently deduced from information provided by NMR. In addition, incorporating deuterium, an NMR "invisible" isotope of hydrogen, into the protein allows for the structure of either the ligand or the receptor to be determined while bound to its NMR invisible partner.

    The Company markets these products and technologies to pharmaceutical and structure-based drug discovery companies, universities and research institutes. Future growth in sales of these products and technologies may depend in large measure on the future growth of structure-based drug discovery and use of NMR techniques.

    Martek markets the following products for drug discovery:

         Celtone M -- The classical technique for determining the 3-D structures of proteins, X-ray crystallography, is limited in that certain of the most important protein targets (i.e., glycosylated human proteins), frequently do not crystallize. Celtone M, Martek's isotopically labeled mammalian cell growth medium, has enabled determination of the 3-D structures of glycosylated human proteins through NMR. The Company believes Celtone M is a proprietary, enabling technology, and, in many cases, the only way of making glycosylated mammalian proteins in stable isotope form. By unveiling the structures of these elusive and important proteins, the drug design process may be expedited against new targets. In February 1995, a patent was issued to the Company for the composition of matter and use of Celtone M.

         Celtone -- Martek's cell growth medium for bacteria and yeast, Celtone, has been on the market since 1990 and has been instrumental in determining the structure of a number of proteins. Celtone is available in any combination of 2H, 13C and 15N. In June 1994, a patent was issued to the Company for the composition of matter and method for producing its Celtone medium.

         Glucose -- Carbon-13-glucose is the most widely used reagent for isotopically labeling bacterial proteins and is Martek's leading product for drug discovery as measured by annual sales. Glucose is available in combinations of 2H and 13C.

         Nucleic Acids -- Martek has just introduced isotopically labeled nucleic acids. These are available labeled with any combination of 2H, 13C and 15N and are used to solve the structures of DNA and RNA, especially when bound to proteins.

Pharmaceuticals

    Because no pharmaceutical has been commercially produced from microalgae to date, the value of microalgae to the pharmaceutical industry is unknown. Martek's goal, therefore, is to demonstrate that microalgae can produce novel, pharmaceutically active compounds and to seek long-term partnerships for exploiting pharmaceutical applications. The Company has conducted an in-house anti-microbial screening program and has accessed the screens and assays of other organizations. Martek's in-house screening program has resulted in microalgal extracts that have shown in vitro antifungal activity. Structural determination of one of these compounds revealed a unique molecule which has been assessed by the National Cancer Institute ("NCI") and shown to have potent anti-cancer activity in vitro with specificity to colon cancer cells lines.

    Combinatorial Library. Martek has recently developed two new proprietary technologies capable of generating combinatorial libraries of small, novel compounds. The first library is made up of small carbohydrate (sugar) derivatives, which have shown antifungal activity on screening. The second chemical library has produced compounds which have potent anti-cancer activity in vitro against breast cancer cell lines. Both libraries can produce molecules labeled with stable isotopes which provide the ability to quickly transform sub-optimal leads to optimal ones, thereby establishing a few highly potent drug candidates for a given targeted disease in a short period of time.

    Martek is also exploring neurological applications for DHA. In 1995, Martek signed an agreement to produce Doprexin, a compound prepared by linking dopamine to DHA, for Neuromedica, Inc. Doprexin is being developed by Neuromedica, Inc. for the treatment of tardive dyskinesia, a disorder characterized by uncontrollable facial and other bodily movements as well as a reduction in intellectual capacity affecting approximately 600,000 Americans and for potential use as a therapeutic for weight control. Animal studies have shown that a purified form of Martek's DHA can act as a carrier to take dopamine across the blood-brain barrier where it can exert its therapeutic effect.

Diagnostics

    Fluorescent Marker Technology. The newest addition to Martek's product pipeline is a highly sensitive fluorescent protein complex for labeling molecules. These labels are easy-to-use, low-cost, non-toxic fluorescent diagnostic tools that are many times more sensitive than other currently available fluorescent labels. Preliminary research indicates a wide array of potential applications, including applications that have not been achievable with other fluorescent labels. For example, the Company's fluorescent labels offer a combination of characteristics that may be ideally suited for conventional research applications and blotting techniques, as well as point-of-care diagnostics, including testing for cancer. These ultra-high sensitivity fluorescent markers may also have potential application in flow cytometry for the detection of certain cells or viruses in routine blood screening.

    Breath Diagnostics. Martek has been working to develop a family of gastrointestinal diagnostic tests that are based on measuring the amount of carbon-13, a non-radioactive stable isotope of carbon, in the carbon dioxide in breath. These breath tests are simple to administer and are only minimally invasive. Subsequent to the Company's initial efforts in this area, the FDA changed certain regulatory requirements pertaining to various diagnostics, including Martek's breath test diagnostics. As a result of these changes, the cost of conducting further clinical trials of Martek's breath test diagnostics increased significantly. For this reason, the Company elected to slow further development of its breath diagnostic products. However, in 1995, the Company received an SBIR grant for more than $700,000 to finance a clinical study of the Company's carbon-13 galactose liver function test currently being conducted by the Cleveland Clinic.

                     COLLABORATIVE AND LICENSING AGREEMENTS

    Martek has entered into licensing agreements with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Nutricia, Maabarot Products Ltd. and Novartis Nutrition S.A.(formerly Sandoz), that together comprise over 40% of the worldwide infant formula market. Under these agreements, Martek received up-front licensing fees and is entitled to royalties based on sales of infant formula containing its nutritional oils. These licensees are not required to include these oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include the oils in any or all of their product lines. In addition, Martek's licensees are free to include DHA and ARA acquired from other sources. Under the terms of these licensing agreements, the licensees are responsible for obtaining FDA and all other necessary regulatory approvals with respect to these nutritional oils. Under each of its current license agreements, Martek's licensees generally are obligated to indemnify Martek against product liability claims relating to its nutritional oils unless they are related to manufacturing impurities in the oils. In addition to compensation payable to the Company under these agreements, the Company expects to receive transfer payments for supplies of its nutritional oils.

    Under the terms of several of its current license agreements, Martek is prohibited from granting a license to any party for the inclusion of its nutritional oils in infant formula with payment terms that are more favorable to such licensee than those provided in its agreements with its current licensees without either the prior written consent of the current licensees or prospectively offering such new favorable terms to these licensees. This restriction does not apply to any lump sum payments to Martek pursuant to a territorially restricted license under which the reduced payment is reasonably related to the reduced marketing opportunities available under such a restricted license. In addition, under the terms of several of the agreements, Martek is prohibited from granting a license to any party for the inclusion of its nutritional oils with a royalty rate that is more favorable to other licensees than that provided in these agreements without either the prior written consent of such licensees or prospectively offering such royalty rate to these current licensees.

    In 1993, Martek entered into an agreement with Columbia University pursuant to which Columbia University will try to determine the structure of the hCG protein using Celtone M. The hCG molecule affects fertility by controlling the attachment of the egg to the uterus. Martek and Columbia University will share any commercial proceeds resulting from their joint efforts. Martek's share of any such proceeds will be based upon the successful conclusion of certain events but will not be less than 75%. In May 1994, the Company initiated commercialization of Celtone M through a license agreement with Genetics Institute under which Martek will receive royalties on sales of products resulting from Genetics Institute's work with Celtone M. In October 1994, Martek entered into a collaboration with the University of St. Andrews in Scotland. This collaboration is dedicated to the development of NMR techniques for the study of large proteins and determining the 3-D structures of certain human proteins of pharmaceutical interest. Under this agreement, St. Andrews will provide NMR facilities and expertise in large protein resolution. Martek will provide funding and pay royalties for certain proprietary products arising from this research.

    In February 1995, Martek signed an agreement to produce Doprexin (a compound prepared by linking dopamine to DHA) for Neuromedica, Inc. The agreement calls for Martek to manufacture and supply at least 50% of Neuromedica's U.S. requirements for Doprexin. Under the terms of the agreement, Neuromedica, Inc. is responsible for all regulatory matters (other than GMP issues related to Martek's manufacturing procedures) involved in receiving FDA approval to market Doprexin.

    The Company has also entered into various additional collaborative research and license agreements. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.

       COMMERCIAL AND U.S. GOVERNMENT RESEARCH AND DEVELOPMENT CONTRACTS

    Martek's technology development has been funded in part by commercial and federal government contracts. While not expected to be a primary source of revenue in the future, Martek plans to continue applying for government contracts and soliciting commercial research and development contracts on a selective basis when such contracts involve research of future commercial benefit to the Company.

         As a result of Martek's receiving Small Business Innovation Research grants, the U.S. Government will have certain rights (the "Government Rights") in the technology developed with the funding. These rights include a non-exclusive, paid-up, worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant licenses which may be exclusive under any of such inventions to a third-party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs or (iii) such action is necessary to meet requirements for public use under federal regulations.
The government also has the right to take title to a subject invention if the Company fails to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which the Company fails to file a patent application within specified time limits. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. In addition, the Company's licenses from third parties may also relate to technology developed with federal funding and therefore may also be subject to Government Rights.

         Costs under U.S. government contracts are subject to audit by the U.S. government. The Company believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 1996 would not be material to the Company.

                                 MANUFACTURING

         Martek manufactures oils rich in DHA and ARA in its fermentation facility located in Winchester, Kentucky by conventional fermentation processes. Martek is currently in the process of optimizing production of its nutritional oils, and believes that a continued optimization effort will be required for the at least the next two years. The Company presently contracts with an oil processing plant for certain processing related to production of its nutritional oils. However, in 1996, the Company constructed a "state of the art" oil processing plant at its Winchester facility. The oil processing plant is currently being readied for production in 1997. In March 1995, the Company acquired the Winchester facility from a subsidiary of ACX Technologies, Inc. Martek has also entered into an agreement with a third party to produce its ARA oil, and may enter into additional production agreements with third parties if demand for the oils requires. The commercial success of its nutritional oils will depend, in part, on Martek's ability to manufacture these oils or have them manufactured at a commercially acceptable cost. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils, or continue to comply with applicable regulatory, including GMP, requirements or that these facilities will be sufficient to meet the future demand for the oils. Under the terms of several of its infant formula licenses, Martek's licensees may elect to manufacture these oils themselves, although the Company believes this is unlikely.

                              SALES AND MARKETING

       The Company currently markets its nutritional oils products and its products for drug discovery both directly to end users and through distributors. The Company markets its nutritional oils for use in infant formula directly to infant formula manufacturers. The Company markets its Neuromins(TM) DHA dietary supplements directly to end users through its toll free number (1-800-662-6339) and through distributors. Martek has recently entered into agreements with Leiner Health Products for the packaging and distribution of Neuromins(TM) to mass market retail outlets, and with Solgar Vitamin and Herb Company and Source Naturals for the packaging and distribution of its Neuromins(TM) DHA capsules to the natural foods markets. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide. In an effort to support the marketing efforts of the infant formula manufacturers and capsule distributors, Martek initiated a DHA awareness campaign directed at both the professional and public sectors in 1996. Martek plans to continue this campaign and also plans to initiate a public relations, advertising and marketing campaign scheduled to begin in the second quarter of 1997 that is intended to address the market for its Neuromins(TM) capsules. There can be no assurance that the Company will be able to successfully market these nutritional oils products for use in infant formula or as dietary supplements.

                                  COMPETITION

    The health care and biological sciences industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products competitive with those of the Company on their own or through joint ventures. The existence of products of which the Company is not aware, or products that may be developed in the future, may adversely affect the marketability of products developed by the Company.

    The development of a DHA-containing oil low in EPA may provide an alternative to Martek's DHA oil. Though it is a lower cost product relative to Martek's DHA, fish oil, including low-EPA fish oil, has odor, stability and taste characteristics that may limit the usefulness of the oil in food products. Martek is also aware of the development of microencapsulated low-EPA fish oil products by several large companies. Though microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil. In addition, management believes that the combination of either low-EPA fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe claims of Martek's patents. Martek is also aware of an early stage company that currently is able to produce DHA from a strain of fungus containing DHA. Martek believes that this company has licensed human applications of this fungal-derived DHA to a division of Monsanto Corporation. The Company is currently unable to evaluate whether this fungal source of DHA will present a competitive threat to its DHA oil in the future.

    Martek is also aware of several large companies promoting ARA oil. Martek is currently unable to evaluate whether any of these companies has the ability to produce ARA oil or whether these companies will present a competitive threat to Martek's ARA in the future.

    Small amounts of ARA can be derived from egg yolk lipids. DHA can also be found in egg yolks of chickens fed a special diet containing, for example, fish meal. ARA and DHA derived by this method are currently being added to infant formula by Milupa, which was acquired by Nutricia in 1995. The Company believes it is more expensive to produce DHA and ARA using this source than the Company's process of producing DHA and ARA oils. Furthermore, the addition of DHA and ARA from egg yolk at levels equivalent to those found in human milk will result in dietary levels of lecithin and cholesterol in excess of that found in human milk.

    There may be other competitive sources of DHA and ARA that Martek is not aware of.

    Sales of certain of the Company's products for drug discovery, especially the Company's carbon-13 glucose (a non-proprietary product), have been the subject of intense competition the past several years. The Company has lowered its prices of carbon-13 glucose to remain competitive. Martek's primary competitors for carbon-13 glucose are Isotec, Inc. and Cambridge Isotope Labs, companies that are also manufacturers of carbon-13, a primary raw material in the production of carbon-13 glucose. The Company expects competition in the carbon-13 glucose market will continue to remain strong.

    The Company's products for drug discovery compete primarily on the basis of product performance, proprietary position and price, and Martek expects those nutritional, diagnostic and pharmaceutical products approved for sale to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and proprietary position.

    The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

                  PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

    The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company's policy is to protect aggressively its proprietary technology through patents, where appropriate, and through trade secrets in other cases. The Company has obtained over 18 U.S. patents, covering various aspects of its technology, which will expire on various dates between 2007 and 2014. The Company has filed, and intends to file, applications for additional patents covering both products and processes as appropriate. There can be no assurance that any patent applications filed by, assigned to, or licensed to, the Company will be granted, that the Company will develop additional products that are patentable or that any patents issued to or licensed by the Company will provide the Company with any competitive advantages or adequate protection for inventions. Moreover, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

    There can be no assurance that issued patents, or patents that may issue, will provide protection against competitive products or otherwise be commercially valuable. Furthermore, patent law relating to the scope of claims in the fields of health care and biosciences is still evolving, and the Company's patent rights are subject to this uncertainty. The Company's patent rights on its products therefore might conflict with the patent rights of others, whether existing now or in the future. Alternatively, the products of others could infringe the patent rights of the Company. The defense and prosecution of patent claims is both costly and time consuming, even if the outcome were favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its products.

    The Company has been issued four U.S. patents covering certain aspects of its DHA and/or ARA oils. The Company has applied for other patents in the United States covering certain other aspects of its nutritional oils and has also filed patent applications on a selective basis in other industrialized countries. The Company is unable to predict, however, whether these patents will be challenged, invalidated or circumvented by others. Failure by the Company to obtain adequate patent protection for its nutritional oils would have a material adverse effect on the Company's ability to gain a competitive advantage for these oils and may have a material adverse effect on the Company's results of operations, particularly future sales of its nutritional oils, future royalties on sales of infant formula containing these oils or license fees related thereto. In particular, failure to maintain patent protection would permit competitors of the Company to produce products which would be directly competitive with its nutritional oils using similar or identical processes, and it is possible that the infant formula manufacturers currently under license by the Company or which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.

    The Company's other patents cover its photobioreactor system for culturing microalgae; certain aspects of Martek's breath test technology; and its Celtone and Celtone M technology.

    The Company also relies on trade secrets and proprietary know-how, which it seeks to protect in part by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

                   GOVERNMENT REGULATION AND PRODUCT TESTING

    The Company's products and its manufacturing and research activities are subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"). The FDA regulates, to varying degrees and sometimes in very different ways, infant formulas, dietary supplements, medical foods, enteral and parenteral nutritional products and diagnostic and pharmaceutical products, including their manufacture and labeling. Generally, prescription pharmaceuticals and certain types of diagnostic products are regulated more rigorously than foods, such as dietary supplements. Infant formulas are special types of food that are regulated more rigorously than most other types of foods. Federal and state laws, regulations and policies are always subject to change and depend heavily on administrative policies and interpretations. There can be no assurance that any changes with respect to federal and state laws, regulations and policies, and, particularly, with respect to the FDA or other such regulatory bodies, with possible retroactive effect, will not have a material adverse effect on the Company.

    Martek's infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing Martek's oils. To date, none of the Company's infant formula licensees have obtained the requisite marketing clearances for any of the Company's products that require such clearances in the United States. Sales of the Company's products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Pre-term infant products containing the Company's nutritional oils are currently being marketed outside the US in five European countries, and Martek understands that its licensees have received appropriate regulatory clearances to the extent they are required to market such products in those countries. The time required to obtain clearances from additional foreign countries and for term infant formulas containing Martek's oils in foreign countries may be longer or shorter than that required by the FDA or other such agencies, and clearance or other product requirements may differ. There can be no assurance that such foreign clearances or other requirements can be obtained or met on a timely basis, if at all.

    There can be no assurance that DHA and ARA used in medical foods, infant formulas or enteral nutritional products will not be subject to food additive regulation under the FDC Act. Additional data also may be needed to support the use of DHA and ARA in medical foods.

    The process of obtaining FDA clearances can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that the FDA review process will not involve delays that materially and adversely affect the testing, marketing and sale of the Company's products. Moreover, regulatory clearances for products such as medical devices, new drugs, or new food additives, even if granted, may include significant limitations on the uses for which such products may be marketed. Additionally, product clearances could be withdrawn for failure to comply with regulatory standards. There can be no assurance that any clearances that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained.

    Many of the Company's products are in research or development phases. The Company cannot predict all regulatory requirements or issues that may apply to or arise in connection with the Company's products. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent the Company or its licensees or collaborators from, or could affect the timing of, achieving compliance with regulatory requirements, including obtaining current and future regulatory clearances, where necessary.

    Due to the cost and time commitment associated with the FDA regulatory process, as well as the Company's lack of experience in obtaining FDA regulatory clearances, the Company will decide on a product-by-product basis whether to handle independently relevant clearance and other requirements or to assign such responsibilities to its licensees or future collaborative partners. There can be no assurance that the Company, its licensees or collaborators will be able to obtain such regulatory clearances, if required, on a timely basis or at all. Delays in receipt of, or failure to receive, such clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    In connection with the Company's decision to manufacture certain of its products which it markets directly, or licenses to or collaborates with others to market, it will be required to adhere to applicable current Good Manufacturing Practices ("GMP") as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements, and records and other documentation controls. In general, drug GMP requirements are more stringent than food GMP requirements although significant quality control procedures exist for infant formulas. Depending upon the type of FDA application that is submitted, compliance with relevant GMP requirements can be onerous and time consuming, and there can be no assurance that the Company can meet relevant FDA manufacturing requirements, particularly for scale-up operations involving product marketing applications. Because the Company is manufacturing its DHA and ARA oils, it will be subject to GMP and various other requirements applicable to infant formulas and dietary supplements as well as periodic inspections by the FDA. Further, the Company has had only limited experience in the area of regulatory compliance with respect to its products. There can be no assurance that the Company will be able to continue to manufacture its nutritional oils in accordance with relevant infant formula and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that the Company is in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

    Each line of products that is or may be marketed by the Company or its licensees or collaborators can present unique regulatory problems and risks, depending on the product type, uses and method of manufacture.

    The Federal Dietary Supplement Health and Education Act of 1994 ("DSHEA") regulates the use and marketing of dietary supplements. The DSHEA sets forth standards for adulteration of dietary supplements or ingredients thereof, prescribes detailed requirements for labeling dietary supplements and establishes GMP requirements for dietary supplements. Martek is currently marketing a line of DHA dietary supplements, Neuromins(TM) and Neuromins(TM) PL. In addition, it is researching and developing new applications for its DHA oil. There can be no assurance that the Company will be able to comply with the requirements of the DSHEA or any regulations that the FDA may promulgate thereunder with regards to DHA as a dietary supplement.

    For pharmaceutical uses of products derived from microalgae, there can be no assurance that required clinical testing will be completed successfully within any specified time period, if at all, with respect to the Company's products. Additionally, there is no assurance that the Company or its licensees or collaborators will be able to develop the extensive data needed to establish the safety and efficacy of these products for approval for drug uses, or that such drug products will not be subject to regulation as biological products or as controlled substances, which would affect marketing and other requirements.

                                   EMPLOYEES

    As of October 31, 1996, the Company had 92 full-time employees, of whom 11 had Ph.D.'s. Approximately 43 employees are engaged in research and development and contract related research and development activities, 32 are engaged in production or production development related activities and 17 are in administrative, business development, and sales and marketing positions. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

    The Company leases an aggregate of approximately 40,000 square feet of laboratory, manufacturing, technical and administrative space in Columbia, Maryland, 6,000 square feet of which is currently being subleased. The Company's lease expires in 1998, but the Company has an option to extend the lease through 2003 at the expiration of the initial lease term.

    The Company produces oils rich in DHA and ARA at its fermentation facility located in Winchester, Kentucky, using its proprietary technology. The facility is located on eight acres and occupies approximately 30,000 square feet holding two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment. In addition, the Company recently completed construction of an oil processing plant at the Winchester facility which is being readied for production in 1997. The oil processing plant occupies approximately 6,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

    On November 29, 1995, Martek received a letter from the United States Environmental Protection Agency ("EPA") notifying Martek of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act in connection with the cleanup of the RAMP Industries Site in Denver, Colorado. EPA has stated that to date it has incurred $2.1 million in costs in connection with the cleanup of the site, but that at this time it is unable to estimate total cleanup costs. EPA has informally indicated that based on its initial review, it believes that Martek is responsible for less than .02% of the waste at the RAMP Site. Martek's own review indicates that its contribution to the site, if any, may be a lower percentage. EPA has stated that it intends to enter into a "de minimis" settlement with smaller contributors based on a waste-in list it is currently compiling. Martek believes that the impact of any settlement will be immaterial to its financial condition and results of operation.

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were voted upon during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information set forth under the caption "Price Range of Common Stock" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1996, portions of which are included herein as
Exhibit 13.01, is hereby incorporated by reference into this Report. Martek has not declared any cash dividends during the two-year period ending October 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information set forth under the caption "Selected Financial Data" on page 6 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1996, portions of which are included herein as Exhibit 13.01, is hereby incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1996, portions of which are included herein as Exhibit 13.01, is hereby incorporated by reference into this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's 1996 Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 10 through 16 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1996, portions of which are included herein as Exhibit 13.01, are hereby incorporated by reference into this Report.

    Supplementary data regarding quarterly results of operations has been omitted since it is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the Company's directors and with regard to Item 405 of Regulation S-K to be contained under the caption "Election of Directors" in the Company's 1997 Proxy Statement is hereby incorporated herein by reference.

    The executive officers and key employees of the Company are as follows:

                                           NAME                    AGE                    POSITION
                                 ------------------------        -----     ------------------------------------
                                 Henry Linsert, Jr . . . .         56      Chairman and Chief Executive Officer
                                 Richard J. Radmer, Ph.D .         54      President and Chief Scientific
                                                                           Officer
                                 Thomas C. Fisher  . . . .         50      Senior Vice President, Operations
                                 David J. Kyle, Ph.D . . .         43      Senior Vice President, Head of
                                                                           Research and Development
                                 Steve Dubin . . . . . . .         43      Chief Financial Officer, General
                                                                           Counsel, Secretary and Treasurer
                                 Paul W. Behrens, Ph.D . .         40      Director of Physiology
                                 Jonathan Miles Brown, Ph.D        41      Director of Drug Design Products
                                 Lawrence A. Horn  . . . .         47      Head, Business Development,
                                                                           Marketing and Sales
----------

    Henry Linsert, Jr. joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp. ("ATI"), a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now NationsBank), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington University and a B.A. from Duke University. Mr. Linsert is a member of the advisory boards of the Maryland Industrial Partnership Program of the University of Maryland and the Johns Hopkins University School of Continuing Studies.

    Dr. Richard J. Radmer, a founder of Martek, has served since 1985 as a director, President and Chief Scientific Officer of the Company. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. Dr. Radmer received a Ph.D. in biology, an M.S. in botany and a B.S. in biochemistry from the University of Chicago. He completed his Ph.D. studies while in residence at Harvard University.

    Thomas C. Fisher joined Martek in 1991 and was named Senior Vice President of Operations in 1992 after 18 years with Merck & Co., Inc. ("Merck") and Dupont-Merck. Mr. Fisher's latest position was Vice President for Technical Operations at Dupont-Merck, and in that capacity he was responsible for world-wide pharmaceutical production, quality control and engineering. During his tenure at Merck, Mr. Fisher was Director of Biological Manufacturing and held management positions in sterile operations, development and quality control. Mr. Fisher received an M.S. in genetics from West Virginia University and a B.S. in biology from Waynesburg College.

    Steve Dubin joined Martek in 1992 as Chief Financial Officer, Secretary and Treasurer, and from 1988 to the time he joined Martek on a full-time basis, Mr. Dubin consulted with Martek on financial and accounting matters. In 1993, Mr. Dubin also assumed the duties of General Counsel of the Company. Prior to joining Martek, Mr. Dubin was Chief Financial Officer of the J.L. Wickham Co., Inc., a machine tool company, from 1987 to 1992. From 1986 to 1991, Mr. Dubin was active as Vice President of ATI, a consulting company, of which Mr. Dubin is a co-founder, specializing in the development and financing of early stage companies in the Mid-Atlantic area. Prior to 1986, he served as Vice President of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now NationsBank), where he participated in the original financing of the Company. Mr. Dubin also held a variety of financial management positions with Suburban Bank. Mr. Dubin is a Certified Public Accountant and an attorney. He received his J.D. from the National Law Center, George Washington University and his B.S. in accounting from the University of Maryland.

    Dr. David J. Kyle, a founder of Martek, is currently Senior Vice President, Head of Research and Development. Prior to joining Martek in 1985, Dr. Kyle was a research scientist in the Biosciences Department at Martin Marietta Corp. from 1984 to 1985. He has been a post-doctoral fellow at Michigan State University, a visiting scientist at the Centre d'Etudes Nucleaires of Saclay, France, and the Institute of Physical and Chemical Research, Tokyo, Japan. Dr. Kyle received a Ph.D. in physiology and biochemistry from the University of Alberta, and a B.S. degree in biology from the University of Victoria.

    Dr. Paul W. Behrens, a founder of Martek, has served as Director of Physiology since 1985 and is responsible for the Company's microalgal-screening activity and microalgal-physiology expertise. Prior to joining Martek, Dr. Behrens was a research scientist in the Biosciences Department at Martin Marietta Laboratories from 1983 to 1985. He received a Ph.D. in physiology and biochemistry and an M.S. in biology from the University of Maryland. He also received a B.A. in biology from The Johns Hopkins University.

    Dr. Jonathan Miles Brown, who is overseeing the development of Martek's drug design products, joined Martek in September 1991 following a period as a consultant with British Biotechnology Ltd. Prior thereto, he was Research and Development Manager for Oxford Virology plc from 1987 to 1990 where his responsibilities included market research, preparation of all marketing documents and protection of intellectual property. Dr. Brown received his Ph.D. from the University of London where he developed the first synthetic process for the unambiguous synthesis of long chain oligoribonucleotides. He is a Chartered Chemist and Member of the Royal Society of Chemistry.

    Lawrence A. Horn joined Martek in December 1993 as Director of Business Development, Marketing and Sales. Prior to joining Martek, Mr. Horn was the co-founder and co-owner of HKM Corporation, a consulting company specializing in business development and management in the television, radio and telecommunications industries. From 1978 to 1985 Mr. Horn was employed as Senior Vice President and General Counsel with the Public Broadcasting Service. Prior to that Mr. Horn was employed by the U.S. Securities and Exchange Commission in the Office of the General Counsel. He was also an Adjunct Professor of Chinese Law at Georgetown University Law Center. Mr. Horn holds a J.D. from Columbia University and a B.A. in Chinese Studies from Yale University.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in the Company's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

    The following Financial Statements of the Company and Report of Independent Accountants set forth on the pages indicated in the Company's Annual Report to Stockholders for the year ended October 31, 1996 are incorporated into this report and are included in response to Item 8 of this Report:

                                                                                              Page Number
                                                                                            in Annual Report
                                                                                            to Stockholders
                                                                                            ---------------
    Balance Sheets as of October 31, 1996 and 1995                                                 10

    Statements of Operations for the Years Ended October 31, 1996,
    1995 and 1994                                                                                  11

    Statements of Stockholders' Equity (Deficiency) for the                                        11
    Years Ended October 31, 1996, 1995 and 1994

    Statements of Cash Flows for the Years Ended October 31, 1996,                                 12
    1995 and 1994

    Notes to Financial Statements                                                                  13

    Report of Independent Auditors                                                                 16

(a)(2)  Financial Statement Schedules


    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3)  Exhibits

    3.01   Revised Restated Certificate of Incorporation of Registrant.
    3.02   Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the
                 Company's Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    3.03   Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as
                 Exhibit 4 to the Company's Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein ).
    3.04   Amended By-laws of Registrant.
    3.05   Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company's Registration Statement on
                 Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    4.01   Specimen Stock Certificate for Common Stock.
    4.02   Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the
                 Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein ).
    4.03   Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June 16,
                 1995, and incorporated by reference herein).
    4.04   Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).
    10.01  Form Indemnification Agreement for directors.
    10.02  1986 Stock Option Plan, as amended.
    10.03  1992 Registration Rights Agreement between the Company and Preferred Stockholders.
    10.04  Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
    10.05  Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
    10.06  Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
    10.07  Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
    10.08  Form of Proprietary Information, Inventions and Non-Solicitation Agreement.
    10.12  Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the
                 Company and the Trustees of Columbia University.
    10.13  Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on
                 August 5, 1993.
    10.14  License Agreement, dated September 10, 1992, between the Company and [*].
    10.14A Exhibits to September 10, 1992 License Agreement.[*]
    10.15  License Agreement, dated October 28, 1992, between the Company and [*].
    10.15A Exhibits to October 28, 1992 License Agreement.[*]
    10.16  License Agreement, dated January 28, 1993 between the Company and [*] (Domestic and International Versions).
    10.16A Exhibits to January 28, 1993 License Agreements.[*]
    10.17  Management Cash Bonus Incentive Plan, dated June 10, 1993.
    10.18  Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
    10.19  Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as
                 Exhibit 10.19 to the Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.20  Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance
                 Company (filed as Exhibit 10.20 to the Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.21  Purchase and Sale Agreement, dated February 16, 1995, between the Company and Zeagan, Inc. (filed as Exhibit
                 4.3 to the Company's Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    10.22  Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the Company's Registration Statement on Form S-8, File
                 No. 33-79222, filed May 23, 1994, and incorporated by reference herein).
    10.23  Manufacturing Agreement, dated December 31, 1996, between the Company and Royal Gist-
                 Brocades B.V.[***]**
    13.01  Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 1996.** A complete
                 Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange
                 Commission and shall not be deemed a "filed" document.
    23.01  Manually signed Consent of Ernst & Young LLP, Independent Auditors.**

    24.01  Power of Attorney of the Board of Directors (included on signature page of this Report)

--------------------------
         * Confidential treatment was granted for certain portions of these agreements.

         ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

         *** Confidential treatment is being requested for certain portions of this agreement.

(b)  Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1997.


                                        MARTEK BIOSCIENCES CORPORATION



                                        By /s/ Henry Linsert, Jr.
                                           -------------------------------------
                                               Henry Linsert, Jr.
                                               Chief Executive Officer
                                               and Director

                              POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Linsert, Jr. and Steve Dubin, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney's-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signatures                                   Title                           Date
----------                                   -----                           ----
/s/ Henry Linsert, Jr.          Chief Executive Officer and                  January 29, 1997
----------------------------    Director (Principal Executive
Henry Linsert, Jr.              Officer)



/s/ Steve Dubin                 Secretary and Treasurer                      January 29, 1997
----------------------------    (Principal Financial and
Steve Dubin                     Accounting Officer)



/s/ Jules Blake                 Director                                     January 29, 1997
----------------------------
Jules Blake


/s/ Ann L. Johnson              Director                                     January 29, 1997
----------------------------
Ann L. Johnson

/s/ Douglas J. MacMaster, Jr.   Director                                     January 29, 1997
-----------------------------
Douglas J. MacMaster, Jr.


/s/ John H. Mahar               Director                                     January 29, 1997
----------------------------
John H. Mahar


/s/ Sandra Panem                Director                                     January 29, 1997
----------------------------
Sandra Panem


/s/ Richard J. Radmer           President and Director                       January 29, 1997
----------------------------
Richard J. Radmer


/s/ Eugene H. Rotberg           Director                                     January 29, 1997
----------------------------
Eugene H. Rotberg

/s/ William D. Smart            Director                                     January 29, 1997
----------------------------
William D. Smart

/s/ Bruce E. Elmblad            Director                                     January 29, 1997
----------------------------
Bruce E. Elmblad

                                 EXHIBIT INDEX

                                                                                                           Seq.
Exhibit                                                                                                    Page
Number                    Description                                                                      No.
------                    -----------                                                                      ---
    3.01   Revised Restated Certificate of Incorporation of Registrant.
    3.02   Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3, File No.
                 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    3.03   Certificate of Designation, Preferences and Rights of Series A Junior Participating
                 Preferred Stock (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354,
                 filed January 29, 1996, and incorporated by reference herein ).
    3.04   Amended By-laws of Registrant.
    3.05   Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company's
                 Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    4.01   Specimen Stock Certificate for Common Stock.
    4.02   Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8,
                 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June
                 16, 1995, and incorporated by reference herein ).
    4.03   Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).
    4.04   Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4 to the Company's Form
                 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).
    10.01  Form Indemnification Agreement for directors.
    10.02  1986 Stock Option Plan, as amended.
    10.03  1992 Registration Rights Agreement between the Company and Preferred Stockholders.
    10.04  Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
    10.05  Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
    10.06  Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
    10.07  Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
    10.08  Form of Proprietary Information, Inventions and Non-Solicitation Agreement.
    10.12  Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11,
                 1993, between the Company and the Trustees of Columbia University.
    10.13  Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance
                 Company, as modified on August 5, 1993.
    10.14  License Agreement, dated September 10, 1992, between the Company and [*].
    10.14A Exhibits to September 10, 1992 License Agreement.[*]
    10.15  License Agreement, dated October 28, 1992, between the Company and [*].
    10.15A Exhibits to October 28, 1992 License Agreement.[*]
    10.16  License Agreement, dated January 28, 1993 between the Company and [*] (Domestic and
                 International Versions).
    10.16A Exhibits to January 28, 1993 License Agreements.[*]
    10.17  Management Cash Bonus Incentive Plan, dated June 10, 1993.

                                                                                                                          Seq.
Exhibit                                                                                                                   Page
Number                    Description                                                                                     No.
------                    -----------                                                                                     ---
    10.18  Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
    10.19  Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as
                 Exhibit 10.19 to the Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.20  Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance
                 Company (filed as Exhibit 10.20 to the Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.21  Purchase and Sale Agreement, dated February 16, 1995, between the Company and Zeagan, Inc. (filed as Exhibit
                 4.3 to the Company's Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    10.22  Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the Company's Registration Statement on Form S-8, File
                 No. 33-79222, filed May 23, 1994, and incorporated by reference herein).
    10.23  Manufacturing Agreement, dated December 31, 1996, between the Company and Royal Gist-
                 Brocades B.V.[***] **
    13.01  Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 1996.** A complete
                 Annual Report to Stockholders is furnished solely for the information of the Securities and Exchange
                 Commission and shall not be deemed a "filed" document.
    23.01  Manually signed Consent of Ernst & Young LLP, Independent Auditors.**
    24.01  Power of Attorney of the Board of Directors (included on signature page of this Report)

--------------------------
         * Confidential treatment was granted for certain portions of these agreements.

         ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

         *** Confidential treatment is being requested for certain portions of this agreement.

(b)  Reports on Form 8-K

    None