Form 10-Q
period 1997-01-31
MARTEK BIOSCIENCES CORP
filed 1997-03-14
CIK 892025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

         [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1997

                                       or

         [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period From   to


                        Commission File Number 0-22354

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

   -----------------------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      Common stock, par value $.10 per share: 13,532,590 shares outstanding as of March 10, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         MARTEK BIOSCIENCES CORPORATION


                                 Balance Sheets
                                ($ in thousands)
-------------------------------------------------------------------------------
                                                        January 31,  October 31,
                                                            1997         1996
--------------------------------------------------------------------------------
                                                               (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                              $3,808       $8,633
     Short-term investments and
     marketable securities                                  31,020       30,759
     Accounts receivable                                       973          322
     Inventories  (Note 4)                                   1,777        1,841
     Prepaid expenses                                          476          134
     Other current assets                                      193          125
                                                        ------------------------
Total current assets                                        38,247       41,814
Property, plant and equipment, net                          15,583       15,309
                                                        ------------------------

                                                           $53,830      $57,123
                                                        ========================


Liabilities and stockholder's equity:
Current liabilities:
     Accounts payable                                         $869         $642
     Accrued liabilities                                     1,227        1,495
     Current portion of notes payable                        4,380        4,371
                                                        ------------------------
Total current liabilities                                    6,476        6,508
Long-term portion of notes payable                           1,097        1,199
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock, $.01 par value, 4,700,000
        shares authorized; none issued or outstanding.         ---          ---
     Series A junior participating preferred stock,
         $.01 par value, 300,000 shares authorized;
         none issued or outstanding.                           ---          ---
     Common stock, $.10 par value; 30,000,000  shares
        authorized at January 31, 1997 and at October
        31, 1996;  13,531,590 and 13,392,250 shares
        issued at January 31, 1997 and October 31,
        1996, respectively.                                  1,353        1,339
     Additional paid-in capital                             78,547       78,268
     Accumulated deficit                                   (33,643)     (30,191)
                                                        ------------------------
Total stockholders' equity                                  46,257       49,416
                                                        ------------------------

                                                           $53,830      $57,123
                                                        ========================

See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION
                            Statements of Operations
               (Unaudited -$ in thousands, except per share data)

                                                  Three months ended January 31,
--------------------------------------------------------------------------------
                                                          1997            1996
--------------------------------------------------------------------------------

Revenues:
     Product Sales:
        Nutritional product sales                         $143              $8
        Other product sales                                379             170
                                                    ----------------------------
     Total Product Sales                                   522             178
     License fees and related revenues                     293           2,141
     Royalties                                               4               2
     Research and development contracts and grants         138             199
                                                    ----------------------------
Total revenues                                             957           2,520
Costs and expenses:
     Cost of product sales                                 370              93
     Research and development                            2,883           2,105
     Selling, general and administrative                 1,578           1,000
                                                    ----------------------------
Total costs and expenses                                 4,831           3,198
                                                    ----------------------------
Loss from operations                                    (3,874)           (678)
Other income (expense):
     Miscellaneous income                                    8              15
     Interest income                                       517             694
     Interest expense                                     (103)            (75)
                                                    ----------------------------
Total other income                                         422             634
                                                    ----------------------------

Net loss                                               ($3,452)           ($44)
--------------------------------------------------------------------------------

Net loss per share (Note 5)                             ($0.26)         ($0.00)
--------------------------------------------------------------------------------

Weighted average common shares outstanding          13,426,612      13,077,386
--------------------------------------------------------------------------------


See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            Statements of Cash Flows

                          (Unaudited - $ in thousands)

                                                  Three Months ended January 31,
--------------------------------------------------------------------------------
                                                          1997          1996
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                              ($3,452)          ($44)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                          242            198
     Changes in assets and liabilities:
        Accounts receivable                                (651)            44
        Inventories                                          64           (338)
        Prepaid expenses                                   (342)           (85)
        Other current assets                                (68)           138
        Accounts payable                                    227            423
        Accrued liabilities                                (268)           106
        Unearned revenue                                      0         (2,075)
                                                      --------------------------
  Net cash used in operating activities                  (4,248)        (1,633)

Investing activities:
     Change in short-term investments and
          marketable securities                            (261)       (12,844)
     Purchase of property, plant and equipment             (516)        (1,437)
                                                      --------------------------
  Net cash used in investing activities                    (777)       (14,281)

Financing activities:
     Proceeds from the exercise of warrants
          and options, and other                            293            427
     Principal payments on notes payable                    (93)           (24)
                                                      --------------------------
  Net cash provided by financing activities                 200            403
                                                      --------------------------

  Net increase in cash and cash equivalents              (4,825)       (15,511)
  Cash and cash equivalents at beginning of year          8,633         41,039
                                                      --------------------------

  Cash and cash equivalents at end of period             $3,808        $25,528
--------------------------------------------------------------------------------





See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                        Statement of Stockholder's Equity
                 (Unaudited - $ in thousands,except share data)



                                                    Additional
                                                     Paid-In  Accumulated
                                                     Capital    Deficit   Total
                           -----------------------------------------------------
                              Shares      Amounts

Balance at
October 31, 1996            13,392,250    $1,339    $78,268   ($30,191) $49,416
--------------------------------------------------------------------------------

Exercise of stock options     139,340       14        279        ---      293

Net loss                        ---         ---       ---      (3,452)  (3,452)
--------------------------------------------------------------------------------


Balance at
January 31, 1997            13,531,590    $1,353    $78,547   ($33,643) $46,257
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1996.

2.  Commitment and Contingencies

The Company had commitments at January 31, 1997 to fund up to $1.7 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through January 31, 1997, would not have a material effect on the financial statements.

The Company has licensed certain technologies and recognized license fee revenue under various agreements. Potentially refundable license fees are recorded as unearned revenue and are not recognized as revenue until the earnings process is complete and amounts are not subject to refund. Under the terms of one of the Company's license agreements, $2,075,000 previously recorded as unearned was recognized during the first quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On June 20, 1996, the Company entered into an equipment line of credit in the amount of $2,000,000 to finance a portion of the construction of the oil processing facility in Winchester, KY. Draws on the line of credit as of June 20, 1996 converted to a four year term loan bearing interest at a rate of 9.02%. As of January 31, 1997, $460,000 of the line was available for future borrowings and $1,337,000 was outstanding. This loan is collateralized solely by the equipment purchased with the proceeds.

3.  Income Taxes

At January 31, 1997, the Company had net operating loss carryforwards of approximately $45,570,000 for income tax purposes that expire in years 2000 through 2011.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50 percent. The Company has had significant ownership changes over the past several years, including an initial public offering of its common stock in December 1993 and a follow-on public offering of its common stock in October 1995, which may have caused these limitations to apply.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of January 31, 1997 are as follows:


Deferred tax assets:
   Write-off of patent ..................................               251,000
   Net operating loss carryforwards .....................            18,228,000
                                                                   ------------
      Total deferred tax assets .........................          $ 18,479,000
                                                                   ============
        Valuation allowance for net
         deferred tax assets ............................          ($18,479,000)
                                                                   ============
   Net deferred tax assets ..............................          $       --
                                                                   ============

4.  Inventories

Inventories consist of the following:

                                                         January 31, October 31,
                                                             1997         1996
                                                         ----------   ----------
Finished products ....................................   $  846,368   $  875,645
Work in process ......................................      649,876      545,168
Raw materials ........................................      280,374      420,315
                                                         ----------   ----------
                                                         $1,776,618   $1,841,128
                                                         ==========   ==========

     Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

5.  Net loss per share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including statements about future production efficiencies for its nutritional oil products. Such statements involve risks and uncertainties that could cause actual results to differ due to a variety of risk factors set forth herein and from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to its recently filed report on Form 10-K and its S-3 declared effective on September 26, 1995.

Since its inception in 1985, Martek has been engaged primarily in the research and development, manufacturing and sales of products derived from microalgae. In 1989, the Company began the commercial production and sale of its products for drug discovery. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils and in 1996 began to recognize revenues from the sale of Neuromins(TM), a DHA dietary supplement. Martek has incurred losses in each year since its inception. At January 31, 1997, the Company's accumulated deficit was $33,643,000. The Company expects to continue to expand its research and development effort, optimize oils production and increase its product marketing activities. As a result, Martek expects its losses to continue and possibly increase for at least the first half of 1997, or until significant royalties from sales of infant formula products containing its oils, and/or sales revenues from Neuromins(TM) are received. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues, if any.

Although three of the Company's licensees have introduced preterm infant formula products containing Martek's DHA and ARA oils in five European countries, the Company is not able to predict when, or if, any of these licensees will expand or introduce new offerings of products containing Martek's oils. The Company does not believe that broad product introductions of term infant formulas containing these oils will occur before late 1997, at the earliest, and cannot predict the timing or extent of further introductions or expansions of preterm infant formula products containing Martek's oils. Revenues from preterm uses of Martek's oils will not, alone, significantly reduce Martek's losses. Future oils-related revenues, and the timing or likelihood of future profitability, are largely dependent on factors over which the Company has no control.

Results of Operations - Comparison of Quarters Ended January 31, 1997 and 1996

Revenues for the quarter ended January 31, 1997, were $957,000, a 62% decrease from revenues of $2,520,000 for the same period in 1996. This decrease was primarily due to the recognition of $2,075,000 in license fees during the first quarter of 1996 that were previously recorded as unearned pending the lapse of certain conditions contained in the related license agreement. Total product sales increased by $344,000 or 193% in the first quarter of 1997 as compared to the same period in 1996. This increase is due primarily to increased sales of nutritional products, including Neuromins(TM) capsules, as well as increased sales of products for drug discovery. Revenues from research and development contracts and grants decreased by 31% in the first quarter of 1997 when compared with the first quarter of 1996.

Cost of product sales increased to 71% of revenues from product sales for the first quarter of 1997 from 52% for the first quarter of 1996. This increase resulted primarily from the cost of sales of Martek's nutritional oils. The cost to produce these oils was high due to the current low volume of production and because the production process requires further optimization. As sales volume increases, and manufacturing efficiencies and optimization occurs, the cost of production of the nutritional oils products has the potential to decrease. The Company believes that a significant continued optimization effort will be required for at least the next two years. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils in order to manufacture commercial quantities at a reasonable cost, or continue to comply with applicable regulatory requirements , including GMP, or that these facilities will be sufficient to meet the demand for the oils. The balance of the increase in cost of sales resulted from price reductions in the Company's stable isotope-based drug design products brought about by competition for these products. The Company is working to decrease its production costs and has developed new, proprietary products in an effort to improve profit margins. The Company's ability to successfully market these new products and the ultimate impact of these efforts on cost of sales, however, cannot be predicted.

Research and development costs increased by $778,000, or 37%, in the first quarter of 1997 as compared to the same period in 1996. Consistent with the Company's plans, nutritional oils development costs accounted for a significant portion of all research and development costs as a result of intensified efforts to meet production and product introduction objectives. To support the product introductions of preterm infant formula products containing Martek's oils in the UK, the Netherlands, Belgium, Finland and Spain, the Company intensified its commercial scale up and optimization efforts for its oil products beginning during the latter half of 1994. These efforts have continued through the first quarter of 1997. Production development and other oils-related development costs comprised over 75% of research and development expenses for the first three months of 1997. Research and development costs may increase in the future as the Company expands its research and development efforts, including optimization of oil production and development of in-house oil processing capabilities.

Selling, general and administrative expenses increased by $578,000, or 58%, during the first quarter of 1997. These costs increased primarily due to: expenses associated with a public awareness campaign for Martek's nutritional oils; marketing of the Company's Neuromins(TM) products; and increased insurance and other corporate overhead costs. Other income was $212,000 lower during the first quarter of 1997 than in the first quarter of 1996 mainly due to a decrease in the amount of interest earned on the investment of funds received in the Company's 1995 public offering as funds are being used to support Company operations.

Net loss for the first quarter of 1997 was $3,452,000, or $.26 per share, compared to a net loss of $44,000, or $.00 for the same period in 1996. This increase in net loss resulted primarily from the recognition during the first quarter of 1996 of $2,075,000 in license fees discussed above. In addition, the first quarter 1997 loss was affected by increased research and development, production, marketing and public relations campaign expenses primarily relating to efforts to commercialize the Company's oil products

Recent Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". If companies elect to account for stock-based compensation under the provisions of APB No. 25, pro forma disclosure is required for fiscal years beginning after December 31,1995 in the footnotes to the financial statement as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensations in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position of the Company.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities decreased by $4,564,000 in the first three months of 1997 resulting in a cash balance of $3,808,000 and a balance of $31,020,000 in short-term investments and marketable securities at January 31, 1997. Capital acquisitions of $516,000 were made in the first quarter of 1997, a significant portion of which represents upgrades to the Company's fermentation facility in Winchester, Kentucky and modifications to the newly constructed oil processing plant at the site. The Company expects additional capital expenditures of approximately $1,500,000 during the balance of 1997 as a result of escalating fermentation activity and installation of oil processing capabilities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies to commercialize its nutritional oils, Neuromins(TM), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: the speed at which Martek's infant formula licensees incorporate Martek's oils into their term infant formula products; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearance for those products subject to regulatory clearance; the costs involved in filing, protecting and enforcing patents and other intellectual property rights; competing technological and market developments; the costs of manufacturing facilities for those products the Company chooses to manufacture itself; the costs of commercializing its products; and the extent of future facilities expansion and collaborative partnerships. The Company's 1995 purchase of a fermentation facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. In addition to the $1.0 million in cash used to close the transaction, the investment in subsequent improvements and the addition of oil processing capabilities, additional capital expenditures will be needed to modify the plant to meet Martek's future production requirements as the demand for the Company's nutritional oils grows to fill plant capacity. Plant modifications, costing at least $1,500,000, are expected to occur throughout the remainder of 1997. Expenditures beyond 1997 will depend in part on production capacity needs, the extent of development and implementation of process improvements and the success of previously implemented improvements. The Company will also be required to repay or refinance the promissory notes due in March and September of 1997 in the aggregate principal amount of $4,000,000 and its interest accrued thereon, associated with the facility purchase. The notes are secured by the fermentation plant but are without recourse otherwise. The Company plans to seek refinancing for these notes later in 1997, but there can be no assurance that the Company will be able to refinance these notes.

The Company believes its existing capital resources, consisting primarily of cash, short-term investments and marketable securities will provide adequate capital for at least the next 15 months. However, due to the Company's expectations of growth and the rapidly changing nature of the markets in which it competes, no prediction can be made with certainty of the Company's need for additional capital or its liquidity position over the long term. The Company intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements. The Company may pursue other methods of financing its activities, including asset-based borrowing, equity issuances, additional lease financing and collaborative arrangements with partners, if such methods are available to the Company and on favorable terms. Should the Company need to raise additional funds, there can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

Item 1.  Legal Proceedings.

As previously reported in the Company's annual reports on Form 10-K for its fiscal years ended October 31, 1995 and 1996, and in the Company's reports on Form 10-Q since the first quarter of fiscal 1996, on November 29, 1995 Martek received a letter from the United States Environmental Protection Agency ("EPA") notifying Martek of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act in connection with the cleanup of the RAMP Industries Site in Denver, Colorado. EPA has stated that to date it has incurred $2.1 million in costs in connection with the cleanup of the site, but that at this time it is unable to estimate total cleanup costs. EPA has informally indicated that based on its initial review, it believes that Martek is responsible for less than .02% of the waste at the RAMP Site. Martek's own review indicates that its contribution to the site, if any, may be a lower percentage. EPA has stated that it intends to enter into a "de minimis" settlement with smaller contributors based on a waste-in list it is currently compiling. Martek believes that the impact of any settlement will be immaterial to its financial condition and results of operations.

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



                         MARTEK BIOSCIENCES CORPORATION
                                  (Registrant)






Date:  March 14, 1997                                 /s/ Steve Dubin
       --------------------                       ------------------------
                                                  Steve Dubin, Chief Financial
                                                        and Accounting Officer