Form 10-Q
period 1997-04-30
MARTEK BIOSCIENCES CORP
filed 1997-06-13
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1997

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

                                      None
(Former name,former address and former fiscal year,if changed since last report)

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



      Common stock, par value $.10 per share: 13,612,894 shares outstanding as of June 9, 1997

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets
($ in thousands)
--------------------------------------------------------------------------------
                                                  April 30,       October 31,
                                                    1997             1996
--------------------------------------------------------------------------------
                                                (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                      $1,852            $8,633
     Short-term investments and
       marketable securities                        28,107            30,759
     Accounts receivable                               797               322
     Inventories  (Note 4)                           2,063             1,841
     Prepaid expenses                                  361               134
     Other current assets                              228               125
                                                --------------------------------
Total current assets                                33,408            41,814
Property, plant and equipment, net                  15,839            15,309
                                                --------------------------------

                                                   $49,247           $57,123
                                                ================================


Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                                 $679              $642
     Accrued liabilities                             1,351             1,495
     Current portion of notes payable                1,265             4,371
                                                --------------------------------
Total current liabilities                            3,295             6,508

Long-term portion of notes payable                   3,959             1,199
Commitments and contingencies (Note 2)

Stockholders' equity:
  Preferred stock, $.01 par value,
     4,700,000 shares authorized; none
     issued or outstanding.                           ---               ---
  Series A junior participating preferred
     stock, $.01 par value, 300,000 shares
     authorized; none issued or outstanding.          ---               ---
  Common stock, $.10 par value; 30,000,000
     shares authorized at April 30, 1997
     and at October 31, 1996; 13,595,694
     and 13,392,250 shares issued at April 30,
     1997 and October 31, 1996, respectively.        1,360             1,339
     Additional paid-in capital                     78,668            78,268
     Accumulated deficit                           (38,035)          (30,191)
                                                --------------------------------
Total stockholders' equity                          41,993            49,416
                                                --------------------------------

                                                   $49,247           $57,123
                                                ================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except per share data)

                                   Three months               Six Months
                                  ended April 30,           ended April 30,
--------------------------------------------------------------------------------
                                  1997         1996         1997         1996
--------------------------------------------------------------------------------

Revenues:
  Product Sales:
   Nutritional product sales      $510          $28           $653        $36
   Other product sales             414          260            793        430
                                 --------------------     ----------------------
   Total Product Sales             924          288          1,446        466
   License fees and related
    revenues                         0           91            293      2,232
   Royalties                         5            4              9          6
   Research and development
    contracts and grants           136          185            274        384
                               ----------------------     ----------------------
Total revenues                   1,065          568          2,022      3,088
Costs and expenses:
   Cost of product sales           782          163          1,152        256
   Research and development      2,798        2,963          5,681      5,068
   Selling, general and
    administrative               2,224        1,032          3,802      2,032
                               ----------------------     ----------------------

Total costs and expenses         5,804        4,158         10,635      7,356
                               -----------------------    ----------------------
Loss from operations            (4,739)      (3,590)        (8,613)    (4,268)
Other income (expense):
   Miscellaneous income             19           14             27         29
   Interest income                 437          617            954      1,311
   Interest expense               (109)         (71)          (212)      (146)
                               -----------------------    ----------------------
Total other income                 347          560            769      1,194
                               -----------------------    ----------------------

Net loss                       ($4,392)     ($3,030)       ($7,844)   ($3,074)
--------------------------------------------------------------------------------

Net loss per share (Note 5)     ($0.32)      ($0.23)        ($0.58)    ($0.23)
--------------------------------------------------------------------------------

Weighted average common
shares outstanding           13,556,755  13,292,624     13,490,618   13,183,836
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                                     Six Months ended April 30,
--------------------------------------------------------------------------------
                                                       1997            1996
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                           ($7,844)        ($3,074)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       531             422
     Changes in assets and liabilities:
        Accounts receivable                             (475)           (148)
        Inventories                                     (222)           (348)
        Prepaid expenses                                (227)            (56)
        Other current assets                            (103)             67
        Accounts payable                                  37             265
        Accrued liabilities                             (144)             31
        Unearned revenue                                 ---          (2,075)
                                                   -----------------------------
  Net cash used in operating activities               (8,447)         (4,916)

Investing activities:
     Change in short-term investments
       and marketable securities                       2,652         (18,357)
     Purchase of property, plant and equipment        (1,061)         (3,018)
                                                   -----------------------------
  Net cash used in investing activities                1,591         (21,375)

Financing activities:
     Proceeds from the exercise of warrants
       and options, and other                            421             800
     Borrowings on notes payable                       4,000             ---
     Repayment of notes payable                       (4,346)            (43)
                                                   -----------------------------
  Net cash provided by financing activities               75             757
                                                   -----------------------------

  Net increase in cash and cash equivalents           (6,781)        (25,534)
  Cash and cash equivalents at beginning of year       8,633          41,039
                                                   -----------------------------

  Cash and cash equivalents at end of period          $1,852         $15,505
--------------------------------------------------------------------------------





See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statement of Stockholders' Equity
(Unaudited - $ in thousands, except per share data)


                                                  Additional
                                                   Paid-In   Accumulated
                                Common Stock       Capital     Deficit    Total
                           -----------------------------------------------------
                             Shares     Amounts

Balance at
October 31, 1996          13,392,250    $1,339    $78,268    ($30,191)  $49,416
--------------------------------------------------------------------------------

Exercise of stock options    203,444        21        400         ---       421

Net loss                         ---       ---        ---      (7,844)   (7,844)
--------------------------------------------------------------------------------


Balance at
April 30, 1997            13,595,694    $1,360    $78,668    ($38,035)  $41,993
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1996.

2.  Commitment and Contingencies

The Company had commitments at April 30, 1997 to fund up to $1.7 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through April 30, 1997, would not have a material effect on the financial statements.

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

On June 20, 1996, the Company entered into an equipment line of credit in the amount of $2,000,000 to finance a portion of the construction of the oil processing facility in Winchester, KY. Draws on the line of credit as of June 20, 1996 converted to a four year term loan bearing interest at a rate of 9.02%. As of April 30, 1997, $460,000 of the line was available for future borrowings and $1,262,000 was outstanding. This loan is collateralized solely by the equipment purchased with the proceeds.

On March 24, 1997, the Company entered into a four year term loan in the amount of $4,000,000 to refinance the notes payable for the purchase of the Winchester, Kentucky fermentation facility that were due in March and September 1997. The loan bears interest at a rate of 8.61% and as of April 30, 1997 the outstanding balance was $3,835,000. The Company uses this facility to produce oils rich in DHA and ARA using its proprietary technology. The loan is collateralized solely by the fermentation plant.

3.  Income Taxes

At April 30, 1997, the Company had net operating loss carryforwards of approximately $49,734,000 for income tax purposes that expire in years 2000 through 2011.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of April 30, 1997 are as follows:

         Deferred tax assets:
           Write-off of patent                              $    404,000
           Net operating loss carryforwards                   19,894,000
                                                           --------------
           Total deferred tax assets                        $ 20,298,000
                                                           ==============
           Valuation allowance for net
             deferred tax assets                           ($ 20,298,000)
                                                           --------------
           Net deferred tax assets                          $        ---
                                                           ==============

4.  Inventories

Inventories consist of the following:

                                               April 30,      October 31,
                                                 1997             1996
                                             -----------      -----------
         Finished products                    $1,047,615        $875,645
         Work in process                         669,986         545,168
         Raw materials                           345,167         420,315
                                             -----------      -----------
                                              $2,062,768      $1,841,128
                                             ===========      ===========

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

Since its inception in 1985, Martek has been engaged primarily in the research and development, manufacturing and sales of products derived from microalgae. In 1989, the Company began the commercial production and sale of its products for drug discovery. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils and in 1996 began to recognize revenues from the sale of Neuromins(TM), a DHA dietary supplement. Martek has incurred losses in each year since its inception. At April 30, 1997, the Company's accumulated deficit was $38,035,000. The Company expects to continue to expand its research and development effort, optimize oils production and increase its product marketing activities. As a result, Martek expects its losses to continue and possibly increase for at least the next six months, or until significant royalties from sales of infant formula products containing its oils, and/or sales revenues from Neuromins(TM) and/or its nutritional oils to infant formula companies are realized. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues, if any.

One of the Company's licensees has introduced a term infant formula product containing Martek's DHA and ARA in Spain, and three of the Company's licensees have introduced preterm infant formula products containing Martek's DHA and ARA in eight countries. The Company is not able to predict however when, or if, any of these licensees will expand or introduce new offerings of products containing Martek's oils. The Company does not believe that broad product introductions of term infant formulas containing these oils will occur before late 1997, at the earliest, and cannot predict the timing or extent of further introductions or expansions of preterm infant formula products containing Martek's oils. Revenues from preterm uses of Martek's oils will not, alone, significantly reduce Martek's losses. Future oils-related revenues, and the timing or likelihood of future profitability, are largely dependent on factors over which the Company has no control.

Results of Operations - Comparison of Quarters and Six Months
                        Ended April 30, 1997 and 1996

Revenues for the quarter ended April 30, 1997, were $1,065,000, an 88% increase from revenues of $568,000 for the same period in 1996, primarily due to increased product sales. Revenues for the six-month period ended April 30, 1997 were $2,022,000, a decrease of $1,066,000 or 35%, from the same period in 1996. Despite a significant increase in product sales during the first six months of 1997, total revenues decreased as a result of $2,075,000 in license fees recognized during the first quarter of 1996 that were initially recorded as unearned in 1992 and 1993. Total product sales during the second quarter and six months ending April 30, 1997, increased by $636,000 and $980,000 or 221% and 210%, respectively, from the same periods in 1996. Sales of nutritional products including Neuromins(TM)capsules, increased nearly twenty times for the second quarter and first six months of 1997, when compared to the same periods in 1996. Sales of products for drug discovery increased 59% for the second quarter and

84% for the first six months of 1997, when compared to the same periods in 1996. Revenues from research and development contracts and grants decreased by 26% in the second quarter of 1997 when compared to the second quarter of 1996 and decreased 29% for the six months ended April 30, 1997 from the same period in 1996.

Cost of product sales increased to 85% of revenues from product sales for the second quarter of 1997 from 57% for the second quarter of 1996. For the six-month period ended April 30, 1997 cost of product sales increased to 80% of revenues from product sales from 55% for the same period in 1996. This increase resulted primarily from the cost of sales of Martek's nutritional oils which represented a higher percentage of the product mix than in prior periods. Oil production cost was high due to the current low volume of production and because the production process requires further optimization. As sales volume increases, and manufacturing efficiencies and optimization occurs, the Company believes that the cost of production of the nutritional oils products will decrease. The Company believes that a significant continued optimization effort will be required for at least the next one or two years. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils in order to manufacture commercial quantities at a reasonable cost, or continue to comply with applicable regulatory requirements, including GMP, or that its facilities will be sufficient to meet the demand for the oils. The balance of the increase in cost of sales resulted from price reductions in the Company's drug discovery products brought about by competition for these products. The Company is working to decrease its production costs and has developed new, co-products and proprietary products in an effort to improve profit margins. The Company's ability to successfully market these new products and the ultimate impact of these efforts on cost of sales, however, cannot be predicted.

Research and development costs decreased by $165,000, or 6%, in the second quarter of 1997 as compared to the same period in 1996. This decrease resulted from the conversion of certain development efforts to production efforts. For the six-month period ended April 30, 1997, research and development costs increased $613,000 or 12% when compared to the same period in 1996. Consistent with the Company's plans, nutritional oils development costs accounted for a significant portion of all research and development costs as a result of intensified efforts to meet production and product introduction objectives. To support the introductions of infant formula products containing Martek's oils, the Company intensified its commercial scale up, process development and optimization efforts for its oil products beginning during the latter half of 1994. These efforts have continued through the second quarter of 1997. Production development and other oils-related development costs comprised over 75% of research and development expenses for the first six months of 1997. Research and development costs may increase in the future as the Company expands its research and development efforts, including optimization of oil production and in-house oil processing capabilities.

Selling, general and administrative expenses increased by $1,192,000, or 116%, during the second quarter of 1997 and $1,770,000 or 87%, in the six months ended April 30, 1997 over the second quarter and six months ended April 30, 1996, respectively. These costs increased primarily due to marketing, advertising and public awareness costs resulting from the commercialization of the Company's Neuromins(TM)products. Increased insurance and other corporate overhead costs also contributed to the increase. Other income was $213,000 lower during the second quarter of 1997 than in the second quarter of 1996 and $425,000 lower in the first six months of 1997 than in the first six months of 1996. These decreases are due primarily to a decrease in the amount of interest earned on the investment of funds received in the Company's 1995 public offering as funds are being used to support Company operations.

Net loss for the second quarter of 1997 was $4,392,000, or $.32 per share, compared to a net loss of $3,030,000, or $.23 for the same period in 1996. A net loss of $7,844,000 or $.58 per share for the six months ended April 30, 1997, was an increase from a net loss of $3,074,000 or $.23 per share for the same period in 1996. The increase in net loss for 1997's second quarter was primarily due to an increase in marketing expenses and a decrease in other income (both described above), which more than offset the effect of increased product sales and decreased research and development expenses. The increase in net loss for the first six months of 1997 resulted from the increase in marketing expenses and decrease in other income (both described above) plus the recognition of $2,075,000 in license fees during the first quarter of 1996 as discussed above.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation." SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". If companies elect to account for stock-based compensation under the provisions of APB No. 25, pro forma disclosure is required for fiscal years beginning after December 31,1995 in the footnotes to the financial statement as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensations in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position of the Company.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities decreased by $9,433,000 in the first six months of 1997 resulting in a cash balance of $1,852,000 and a balance of $28,107,000 in short-term investments and marketable securities at April 30, 1997. Capital expenditures of $545,000 and $1,061,000 were made in the second quarter of 1997 and the six month period ending April 30, 1997, respectively, a significant portion of which represents upgrades to the Company's fermentation facility in Winchester, Kentucky and modifications to the newly constructed oil processing plant at the site. The Company expects additional capital expenditures of approximately $1,000,000 during the balance of 1997 as a result of escalating fermentation activity and optimization of oil processing capabilities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies to commercialize its nutritional oils, Neuromins(TM),and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: the speed at which Martek's infant formula licensees incorporate Martek's oils into their term infant formula products; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearance for those products subject to regulatory clearance; the costs involved in filing, protecting and enforcing patents and other intellectual property rights; competing technological and market developments; the costs of manufacturing facilities for those products the Company chooses to manufacture itself; the costs of optimizing manufacturing processes for the Company's nutritional oil products; the costs of commercializing its products; and the extent of future facilities expansion and collaborative partnerships. The Company's 1995 purchase of a fermentation facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. In addition to the $1.0 million in cash used to close the transaction, the investment in subsequent improvements and the addition of oil processing capabilities, additional capital expenditures will be needed to modify the plant to meet Martek's future production requirements as the demand for the Company's nutritional oils grows to fill plant capacity. Plant modifications, costing at least $1,000,000, are expected to occur throughout the remainder of 1997. Expenditures beyond 1997 will depend in part on production capacity needs, the extent of development and implementation of process improvements and the success of previously implemented improvements. In March 1997 the Company refinanced the promissory notes, associated with the plant purchase, in the aggregate of $4,000,000 with a four year term loan bearing interest at 8.61% (See Notes to Financial Statements, Note 2).

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

None

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matter to a vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on March 14, 1997. The following items were voted on at the Annual Meeting:

         1. Proposal to approve and adopt Martek Biosciences Corporation 1997 Stock Option Plan and to reserve 750,000 shares of Common Stock for issuance under the 1997 Plan.

         In Favor           Opposed         Abstained      Non-Vote

         8,562,799         1,363,837          12,878       2,047,161

         2. The following members were elected to the Company's Board of Directors to hold office for the periods indicated below:

                              Elected Until
                              Annual Meeting
         Nominee               To Be Held           In Favor         Withheld

         Bruce E. Elmblad           2000           11,976,419         10,256
         Richard J. Radmer          2000           11,976,854          9,821
         William D. Smart           2000           11,975,919         10,756

Directors Continuing in Office:

         Jules Blake
         Ann L. Johnson
         Henry Linsert, Jr.
         Douglas J. MacMaster, Jr.
         John H. Mahar
         Sandra Panem
         Eugene H. Rotberg

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: None

(b) Reports on Form 8-K: None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MARTEK BIOSCIENCES CORPORATION
                                  (Registrant)




Date:  June 13, 1997                       /s/ Steve Dubin
     ---------------                      ---------------------------------
                                               Steve Dubin, Chief Financial
                                                     and Accounting Officer