Form 10-K/A
period 1996-10-31
MARTEK BIOSCIENCES CORP
filed 1997-08-13
CIK 892025

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                  ------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996       Commission file number: 0-22354
                         MARTEK BIOSCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)
                                  ------------

           Delaware                                   52-1399362
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification Number)

                   6480 Dobbin Road, Columbia, Maryland 21045
                    (Address of principal executive offices)

        Registrant's telephone number including area code: (410) 740-0081
                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

        None                                            None
  (Title of class:)                 (Name of each exchange on which registered:)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. X Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form

     The aggregate market value of Common Stock held by non-affiliates of Registrant is $315,876,553 (based upon a last sale price of $24.75 per share of the Common Stock as reported on the NASDAQ National Market System on January 17,
1997). The number of shares of Common Stock outstanding as of January 17, 1997 was 13,520,850.

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


\\\BA - 61954/14 - 0019862.03

                  to the Company's Registration Statement on Form S-3, File No.
                  33-93580, filed June 16, 1995, and incorporated by reference herein ).
     4.03     Warrant No.1 issued pursuant to Common Stock and Warrant Purchase
                  Agreements and schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No.
                  33-93580, filed June 16, 1995, and incorporated by reference herein).
     4.04     Form of Rights  Agreement dated as of January 24, 1996 between the Company and  Registrar  and  Transfer  Company,  as Rights
                  Agent (filed as Exhibit 4 to the Company's  Form 8-K, File No.
                  0-22354, filed January 29, 1996, and incorporated by reference herein).
     10.01    Form Indemnification Agreement for directors.
     10.02    1986 Stock Option Plan, as amended.
     10.03    1992 Registration Rights Agreement between the Company and
                  Preferred Stockholders.
     10.04    Employment Agreement, dated May 4, 1990, between the Company and
                  Henry Linsert, Jr.
     10.05    Employment Agreement, dated May 7, 1990, between the Company and
                  Richard J. Radmer.
     10.06    Employment Agreement, dated May 7, 1990, between the Company and
                  David J. Kyle.
     10.07    Employment Agreement, dated May 7, 1990, between the Company and
                  Paul W. Behrens.
     10.08    Form of Proprietary Information, Inventions and Non-Solicitation
                  Agreement.
     10.12    Collaborative  Research and License  Agreement,  dated April 30,
                  1993, as amended June 11, 1993, between the Company and the
                  Trustees of Columbia University.
     10.13    Lease,  commencement  date October 15, 1992,  between the Company and Aetna Life Insurance Company, as modified on August 5,
                  1993.
     10.14    License Agreement,  dated September 10, 1992, between the Company and [*].
     10.14A   Exhibits to September  10, 1992 License  Agreement.[*]
     10.15    License  Agreement,  dated  October 28, 1992,  between the Company and [*].
     10.15A   Exhibits to October 28, 1992 License  Agreement.[*]  10.16 License
                  Agreement, dated January 28, 1993 between the Company and [*]
                  (Domestic and International Versions).
     10.16A   Exhibits to January 28, 1993 License Agreements.[*] 10.17
                  Management Cash Bonus Incentive Plan,  dated June 10, 1993.
     10.18    Lease  Modification Agreement, dated October 14, 1993 between the
                  Company and Aetna Life Insurance Company.
     10.19    Letter of Intent,  dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as Exhibit 10.19 to
                  the  Company's  1994  Form  10-K,   File  No.   0-22354,   and
                  incorporated by reference herein).
     10.20    Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as
                  Exhibit  10.20  to the  Company's  1994  Form  10-K,  File No.
                  0-22354, and incorporated by reference herein).
     10.21    Purchase and Sale Agreement,  dated February 16, 1995, between the  Company  and  Zeagan,  Inc.  (filed as Exhibit 4.3 to the
                  Company's   Registration  Statement  on  Form  S-3,  File  No.
                  33-89760,  filed March 15, 1995, and incorporated by reference herein ).
     10.22    Directors'  Stock Option Plan (filed as Exhibit  4.1(b) to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  33-79222,  filed May 23, 1994, and  incorporated  by reference herein).
     10.23    Manufacturing Agreement, dated December 31, 1996, between the
                  Company and Royal Gist-Brocades B.V. [***] **
     13.01    Portions of the Annual Report to  Stockholders  of the Company
                  for the year  ended  October  31,  1996.** A  complete  Annual
                  Report to Stockholders is furnished solely for the information of the  Securities  and Exchange  Commission  and shall not be deemed a "filed" document.
     23.01    Manually signed Consent of Ernst & Young LLP, Independent
                  Auditors.**
     24.01    Power of Attorney of the Board of  Directors  (included  on signature page of this Report)

         * Confidential treatment was granted for certain portions of these agreements.

         ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

          *** Confidential treatment is being requested for certain portions of this agreement and such portions have been separately submitted to the commission.

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

Signatures                              Title                       Date



/s/ Henry Linsert, Jr.         Chief Executive Officer and      January 29, 1997
--------------------------     Director (Principal Executive
Henry Linsert, Jr.             Officer)



/s/ Steve Dubin                Secretary and Treasurer          January 29, 1997
--------------------------
Steve Dubin                    (Principal Financial and
                               Accounting Officer)


/s/ Jules Blake                Director                         January 29, 1997
Jules Blake


/s/ Ann L. Johnson             Director                         January 29, 1997
--------------------------
Ann L. Johnson



/s/Douglas J. MacMaster, Jr.   Director                         January 29, 1997
--------------------------
Douglas J. MacMaster, Jr.


/s/ John H. Mahar              Director                         January 29, 1997
--------------------------
John H. Mahar


/s/ Sandra Panem               Director                         January 29, 1997
--------------------------
Sandra Panem


/s/ Richard J. Radmer          President and Director           January 29, 1997
--------------------------
Richard J. Radmer


/s/ Eugene H. Rotberg          Director                         January 29, 1997
--------------------------
Eugene H. Rotberg


/s/ William D. Smart           Director                         January 29, 1997
--------------------------
William D. Smart


/s/ Bruce E. Elmblad           Director                         January 29, 1997
--------------------------
Bruce E. Elmblad







     10.18    Lease  Modification  Agreement,  dated  October 14, 1993
                  between the Company and Aetna Life Insurance Company.
     10.19    Letter of Intent,  dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as Exhibit 10.19 to
                  the  Company's  1994  Form  10-K,   File  No.   0-22354,   and
                  incorporated by reference herein).
     10.20    Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as
                  Exhibit  10.20  to the  Company's  1995  Form  10-K,  File No.
                  0-22354, and incorporated by reference herein).
     10.21    Purchase and Sale Agreement,  dated February 16, 1995, between the  Company  and  Zeagan,  Inc.  (filed as Exhibit 4.3 to the
                  Company's   Registration  Statement  on  Form  S-3,  File  No.
                  33-89760,  filed March 15, 1995, and incorporated by reference herein).
     10.22    Directors'  Stock Option Plan (filed as Exhibit  4.1(b) to the
                  Company's   Registration  Statement  on  Form  S-8,  File  No.
                  33-79222,  filed May 23, 1994, and  incorporated  by reference herein).
     10.23    Manufacturing Agreement, dated December 31, 1996, between the
                  Company and Royal Gist-Brocades B.V. [***] **
     13.01    Portions of the Annual Report to  Stockholders  of the Company
                  for the year  ended  October  31,  1996.** A  complete  Annual
                  Report to Stockholders is furnished solely for the information of the  Securities  and Exchange  Commission  and shall not be deemed a "filed" document..
     23.01 Manually signed Consent of Ernst & Young LLP, Independent Auditors.**
     24.01 Power of Attorney of the Board of  Directors  (included  on signature page of this Report)




         * Confidential treatment was granted for certain portions of these agreements.

         ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

         *** Confidential treatment is being requested for certain portions of this agreement and such portions have been separately submitted to the commission.