Form 10-Q
period 1997-07-31
MARTEK BIOSCIENCES CORP
filed 1997-09-12
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1997

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

--------------------------------------------------------------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


     Common stock, par value $.10 per share: 13,629,219 shares outstanding as of September 5, 1997

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets
($ in thousands)
--------------------------------------------------------------------------------
                                                  July 31,        October 31,
                                                    1997             1996
--------------------------------------------------------------------------------
                                               (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                    $3,336            $8,633
     Short-term investments and
        marketable securities                     22,180            30,759
     Accounts receivable                             543               322
     Inventories  (Note 4)                         2,685             1,841
     Prepaid expenses                                247               134
     Other current assets                            158               125
                                              ----------------------------------
Total current assets                              29,149            41,814
Property, plant and equipment, net                15,859            15,309
                                              ----------------------------------
                                                 $45,008           $57,123
                                              ==================================


Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                               $617              $642
     Accrued liabilities                           1,216             1,495
     Current portion of notes payable              1,293             4,371
                                              ----------------------------------
Total current liabilities                          3,126             6,508

Long-term portion of notes payable                 3,625             1,199
Commitments and contingencies (Note 2)

Stockholders' equity:
     Preferred stock, $.01 par value,
        4,700,000 shares authorized; none
        issued or outstanding.                       ---               ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding.      ---               ---
     Common stock, $.10 par value; 30,000,000
        shares authorized  at July 31, 1997
        and at October  31,  1996;  13,619,394
        and 13,392,250 shares issued at July 31,
        1997 and October 31, 1996, respectively.   1,362             1,339
     Additional paid-in capital                   78,759            78,268
     Accumulated deficit                         (41,864)          (30,191)
                                              ----------------------------------
Total stockholders' equity                        38,257            49,416
                                              ----------------------------------

                                                 $45,008           $57,123
                                              ==================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Operations
(Unaudited - $ in thousands, except per share data)

                                     Three months              Nine months
                                    ended July 31,            ended July 31,
--------------------------------------------------------------------------------

                                    1997        1996          1997        1996
--------------------------------------------------------------------------------
Revenues:
  Product Sales:
   Nutritional product sales        $539         $38        $1,192         $74
   Other product sales               436         159         1,229         589
                                   -------------------     ---------------------
   Total Product Sales               975         197         2,421         663
   License fees and related
    revenues                         ---          12           293       2,244
   Royalties                           7           1            16           7
   Research and development
    contracts and grants             101         212           375         596
                                   -------------------     ---------------------
Total revenues                     1,083         422         3,105       3,510
Costs and expenses:
   Cost of product sales             773         134         1,925         390
   Research and development        2,716       2,496         8,397       7,564
   Selling, general and
    administrative                 1,730       1,159         5,532       3,191
                                   -------------------      --------------------
Total costs and expenses           5,219       3,789        15,854      11,145
                                  --------------------     ---------------------
Loss from operations              (4,136)     (3,367)      (12,749)     (7,635)
Other income (expense):
   Miscellaneous income               18          13            45          42
   Interest income                   400         600         1,354       1,911
   Interest expense                 (111)       (105)         (323)       (251)
                                 --------------------      ---------------------
Total other income                   307         508         1,076       1,702
                                 --------------------      ---------------------

Net loss                         ($3,829)    ($2,859)     ($11,673)    ($5,933)
--------------------------------------------------------------------------------

Net loss per share (Note 5)       ($0.28)     ($0.22)       ($0.86)     ($0.45)
--------------------------------------------------------------------------------

Weighted average common
shares outstanding            13,609,781  13,369,968    13,530,766  13,246,324
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                                    Nine Months ended July 31,
--------------------------------------------------------------------------------
                                                       1997            1996
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                         ($11,673)        ($5,933)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                      861             666
     Changes in assets and liabilities:
        Accounts receivable                            (221)            146
        Inventories                                    (844)           (499)
        Prepaid expenses                               (113)            (68)
        Other current assets                            (33)              2
        Accounts payable                                (25)           (199)
        Accrued liabilities                            (279)            228
        Unearned revenue                                ---          (2,075)
                                                 -------------------------------
  Net cash used in operating activities             (12,327)         (7,732)

Investing activities:
     Change in short-term investments
       and marketable securities                      8,579         (20,837)
     Purchase of property, plant and equipment       (1,411)         (3,765)
                                                 -------------------------------
  Net cash provided by (used in)
     investing activities                             7,168         (24,602)

Financing activities:
     Proceeds from the exercise of warrants
      and options, and other                            514             885
     Borrowings on notes payable                      4,000           1,540
     Repayment of notes payable                      (4,652)           (120)
                                                 -------------------------------
  Net cash provided by (used in)
     financing activities                              (138)          2,305
                                                 -------------------------------

  Net decrease in cash and cash equivalents          (5,297)        (30,029)
  Cash and cash equivalents at beginning of year      8,633          41,039
                                                 -------------------------------

  Cash and cash equivalents at end of period         $3,336         $11,010
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statement of Stockholders' Equity
(Unaudited - $ in thousands, except per share data)


                                                  Additional
                                                   Paid-In   Accumulated
                                 Common Stock      Capital     Deficit    Total
                          ------------------------------------------------------
                              Shares     Amounts

Balance at
October 31, 1996           13,392,250    $1,339    $78,268   ($30,191)  $49,416
--------------------------------------------------------------------------------

Exercise of stock options     227,144        23        491       ---        514

Net loss                        ---         ---       ---    (11,673)   (11,673)
--------------------------------------------------------------------------------
Balance at
July 31, 1997              13,619,394    $1,362   $78,759   ($41,864)   $38,257
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1996.

2.  Commitment and Contingencies

The Company had commitments at July 31, 1997 to fund up to $1.7 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through July 31, 1997, would not have a material effect on the financial statements.

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

On June 20, 1996, the Company entered into an equipment line of credit in the amount of $2,000,000 to finance a portion of the construction of the oil processing facility in Winchester, KY. Draws on the line of credit as of June 20, 1996 converted to a four year term loan bearing interest at a rate of 9.02%. As of July 31, 1997, $460,000 of the line was available for future borrowings and $1,185,000 was outstanding. This loan is collateralized solely by the equipment purchased with the proceeds.

On March 24, 1997, the Company entered into a four year term loan in the amount of $4,000,000 to refinance the notes payable for the purchase of the Winchester, Kentucky fermentation facility that were due in March and September 1997. The loan bears interest at a rate of 8.61% and as of July 31, 1997 the outstanding balance was $3,627,000. The Company uses this facility to produce oils rich in DHA and ARA using its proprietary technology. The loan is collateralized solely by the fermentation plant.

3.  Income Taxes

At July 31, 1997, the Company had net operating loss carryforwards of approximately $53,563,000 for income tax purposes that expire in years 2000 through 2011.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of July 31, 1997 are as follows:


         Deferred tax assets:
            Write-off of patent                            $    404,000
            Net operating loss carryforwards                 21,425,000
                                                            ------------
            Total deferred tax assets                       $21,829,000
                                                            ============
            Valuation allowance for net
              deferred tax assets                          ($21,829,000)
                                                            ============
            Net deferred tax assets                         $    ---
                                                            ============

4.  Inventories

Inventories consist of the following:

                                              July 31,       October 31,
                                               1997             1996
                                            -----------      -----------
        Finished products                   $1,422,244         $875,645
        Work in process                        930,321          545,168
        Raw materials                          332,430          420,315
                                           -----------      -----------
                                            $2,684,995       $1,841,128
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including statements about future production efficiencies for its nutritional oil products. Such statements involve risks and uncertainties that could cause actual results to differ due to a variety of risk factors set forth herein and from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to its last filed report on Form 10-K and its S-3 declared effective on September 26, 1995.

Since its inception in 1985, Martek has been engaged primarily in the research and development, manufacturing and sales of products derived from microalgae. In 1989, the Company began the commercial production and sale of its products for drug discovery. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils and in 1996 began to recognize revenues from the sale of Neuromins(TM), a DHA dietary supplement. Martek has incurred losses in each year since its inception. At July 31, 1997, the Company's accumulated deficit was $41,864,000. The Company expects to continue to expand its research and development effort, optimize oils production and increase its product marketing activities. As a result, Martek expects its losses to continue and possibly increase for at least the next six months, or until significant royalties from sales of infant formula products containing its oils, and/or sales revenues from Neuromins(TM) and/or its nutritional oils to infant formula companies are realized. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues, if any.

Two of the Company's licensees have introduced term infant formula products containing Martek's DHA and ARA in Spain and Israel, and three of the Company's licensees have introduced preterm infant formula products containing Martek's DHA and ARA in ten countries. The Company is not able to predict however when, or if, any of these licensees will expand or introduce new offerings of products containing Martek's oils. The Company does not believe that broad product introductions of term infant formulas containing these oils will occur before early 1998, at the earliest, and cannot predict the timing or extent of further introductions or expansions of preterm infant formula products containing Martek's oils. Revenues from preterm uses of Martek's oils will not, alone, significantly reduce Martek's losses. Future oils-related revenues, and the timing or likelihood of future profitability, are largely dependent on factors over which the Company has no control.

Results of Operations - Comparison of Quarters and Nine Months Ended July 31, 1997 and 1996

Revenues for the quarter ended July 31, 1997, were $1,083,000, a 157% increase from revenues of $422,000 for the same period in 1996, due to increased sales of nutritional and drug design products. As the result of $2,075,000 in license fees recognized during the first quarter of 1996 (and not repeated in 1997) that were initially recorded as unearned in 1992 and 1993, revenues for the nine-month period ended July 31, 1997 of $3,105,000 were down by $405,000 or 12%, from the same period in 1996 despite a significant increase in product sales during the first nine months of 1997. Total product sales during the third quarter and nine-months ending July 31, 1997, increased by $778,000 and $1,758,000 or 395% and 265%, respectively, from the same periods in 1996. Sales of nutritional products including Neuromins(TM) capsules, increased over fourteen times for the third quarter and over sixteen times for the first nine months of 1997, when compared to the same periods in 1996. Sales of products for drug discovery increased 174% for the third quarter and 109% for the first nine months of 1997, when compared to the same periods in 1996. Revenues from research and development contracts and grants decreased by 52% in the third quarter of 1997 when compared to the third quarter of 1996 and decreased 37% for the nine months ended July 31, 1997 from the same period in 1996.

Cost of product sales increased to 79% of revenues from product sales for the third quarter of 1997 from 68% for the third quarter of 1996, but improved by 6% from the second quarter of 1997. For the nine-month period ended July 31, 1997 cost of product sales increased to 80% of revenues from product sales from 59% for the same period in 1996. This increase resulted primarily from the cost of sales of Martek's nutritional oils which represented a higher percentage of the product mix than in 1996. A portion of the revenues from the sales of Martek's oils for infant formula uses are royalty based and are received by the Company and recognized as revenue approximately 9 months after the initial sale of oil. Accordingly, royalty revenues are not included in product sales, thereby creating a higher cost of goods sold as a percentage of revenues than would be the case if total revenues were recognized as product sales. In addition, oil production cost was high due to the current low volume of production and because the production process requires further optimization. As sales volume increases, and manufacturing efficiencies and optimization occurs, the Company believes that the cost of production of the nutritional oils products will decrease. The Company believes that a significant continued optimization effort will be required for at least the next two years. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils in order to manufacture commercial quantities at a reasonable cost, or continue to comply with applicable regulatory requirements, including GMP, or that its facilities will be sufficient to meet the demand for the oils. The balance of the increase in cost of sales resulted from price reductions in the Company's drug discovery products brought about by competition for these products. The Company is working to decrease the production costs of its drug discovery products and has developed new, co-products and proprietary products in an effort to improve profit margins. The Company's ability to successfully market these new products and the ultimate impact of these efforts on cost of sales, however, cannot be predicted.

Research and development costs increased by $220,000, or 9%, in the third quarter of 1997 as compared to the same period in 1996. For the nine-month period ended July 31, 1997, research and development costs increased $833,000 or 11% when compared to the same period in 1996. Consistent with the Company's plans, nutritional oils development costs accounted for a significant portion of all research and development costs as a result of intensified efforts to meet production and product introduction objectives. To support the introductions of infant formula products containing Martek's oils, the Company intensified its commercial scale up, process development and optimization efforts for its oil products beginning during the latter half of 1994. These efforts have continued through the third quarter of 1997. Production development and other oils-related development costs comprised over 75% of research and development expenses for the first nine months of 1997. Research and development costs may increase in the future as the Company continues its research and development efforts, including optimization of oil production and in-house oil processing capabilities.

Selling, general and administrative expenses increased by $571,000, or 49%, during the third quarter of 1997 and $2,341,000 or 73%, in the nine months ended July 31, 1997 over the third quarter and nine- months ended July 31, 1996, respectively. These costs increased primarily due to marketing, advertising and public awareness costs resulting from the commercialization of the Company's Neuromins(TM) products, reflecting the Company's efforts to build a market for these new products. Increased insurance and other corporate overhead costs also contributed to the increase. Other income was $201,000 lower during the third quarter of 1997 than in the third quarter of 1996 and $626,000 lower in the first nine months of 1997 than in the first nine months of 1996. These decreases are due primarily to a decrease in the amount of interest earned on the investment of funds received in the Company's 1995 public offering as funds are being used to support Company operations.

Net loss for the third quarter of 1997 was $3,829,000, or $.28 per share, compared to a net loss of $2,859,000, or $.22 per share for the same period in 1996. A net loss of $11,673,000 or $.86 per share for the nine months ended July 31, 1997, was an increase from a net loss of $5,933,000 or $.45 per share for the same period in 1996. The increase in net loss for 1997's third quarter was primarily due to an increase in marketing expenses and research and development expenses and a decrease in other income (both described above), which more than offset the effect of increased product sales. The increase in net loss for the first nine months of 1997 resulted from the increase in expenses for research and development and marketing expenses and decrease in other income (both described above) plus the one-time recognition of $2,075,000 in license fees during the first quarter of 1996 as discussed above.

Recent Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees". If companies elect to account for stock-based compensation under the provisions of APB No. 25, pro forma disclosure is required for fiscal years beginning after December 31, 1995 in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensations in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position of the Company.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities decreased by $13,876,000 in the first nine months of 1997 resulting in a cash balance of $3,336,000 and a balance of $22,180,000 in short-term investments and marketable securities at July 31, 1997. Capital expenditures of $350,000 and $1,411,000 were made in the third quarter of 1997 and the nine month period ending July 31, 1997, respectively, a significant portion of which represents upgrades to the Company's fermentation facility in Winchester, Kentucky and modifications to the newly constructed oil processing plant at the site. The Company expects additional capital expenditures of approximately $500,000 during the balance of 1997 as a result of escalating fermentation activity and optimization of oil processing capabilities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(TM), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: the speed at which Martek's infant formula licensees incorporate Martek's oils into their term infant formula products; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearance for those products subject to regulatory clearance; the costs involved in filing, protecting and enforcing patents and other intellectual property rights; competing technological and market developments; the costs of manufacturing facilities for those products the Company chooses to manufacture itself; the costs of optimizing manufacturing processes for the Company's nutritional oil products; the costs of commercializing its products; and the extent of future facilities expansion and collaborative partnerships. The Company's 1995 purchase of a fermentation facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. In addition to the $1.0 million in cash used to close the transaction, the investment in subsequent improvements and the addition of oil processing capabilities, additional capital expenditures will be needed to modify the plant to meet Martek's future production requirements as the demand for the Company's nutritional oils grows to fill plant capacity. Plant modifications, costing at least $500,000, are expected to occur throughout the remainder of 1997. Expenditures beyond 1997 will depend in part on production capacity needs, the extent of development and implementation of process improvements and the success of previously implemented improvements. In March 1997 the Company refinanced the the promissory notes, associated with the plant purchase, in the aggregate of $4,000,000 with a four year term loan bearing interest at 8.61% (See Notes to Financial Statements, Note 2).

The Company believes its existing capital resources, consisting primarily of cash, short-term investments and marketable securities will provide adequate capital for at least the next 12 months. However, due to the Company's expectations of growth and the rapidly changing nature of the markets in which it competes, no prediction can be made with certainty of the Company's need for additional capital or its liquidity position over the long term. The Company intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements. The Company may pursue other methods of financing its activities, including asset-based borrowing, equity issuances, additional lease financing and collaborative arrangements with partners, if such methods are available to the Company and on favorable terms. Should the Company need to raise additional funds, there can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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



                  MARTEK BIOSCIENCES CORPORATION
                          (Registrant)





Date:  September 12, 1997                   /s/ Steve Dubin
       ------------------                   ------------------------
                                            Steve Dubin, Chief Financial
                                            and Accounting Officer