Form 10-K
period 1997-10-31
MARTEK BIOSCIENCES CORP
filed 1998-01-29
CIK 892025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  -----------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1997       Commission file number: 0-22354

                         MARTEK BIOSCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

                                  -----------

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

                                  -----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       None                                              None
(Title of class:)                   (Name of each exchange on which registered:)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.10 par value
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  X  Yes     No
                                          ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of registrant is $97,564,468 (based upon a last sale price of $9.50 per share of the Common Stock as reported on the NASDAQ National Market System on January 14, 1998). The number of shares of Common Stock outstanding as of January 14, 1998 was 13,790,759.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1997 are incorporated by reference into Part II of this Report. Certain portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant's 1997 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

ITEM I.  BUSINESS.
                                    OVERVIEW

    Martek Biosciences Corporation ("Martek") is a leader in the development and commercialization of high value products derived from microalgae. Martek's leading products are nutritional oils used as ingredients in infant formula and encapsulated for use as dietary supplements. The Company's nutritional oils are comprised of fatty acid components which many researchers believe may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Martek has licensed these oils to six infant formula manufacturers, representing over 40% of the estimated $5 billion worldwide market for infant formula. Two of these licensees are marketing term infant formula products containing the Company's oils in Israel and Spain. Four of these licensees are marketing pre-term infant formula products containing the Company's oils. In total, infant formula products containing the Company's oils are being marketed in 24 countries with populations totalling 900 million. Additional applications of the Company's platform technology include currently marketed products and technologies to assist in drug discovery and diagnostics. Martek intends to continue to exploit the largely untapped commercial opportunities of microalgae. To that end, the Company maintains a library of more than 2,900 live microalgal species and a related database, which it believes are among the largest such resources available worldwide.

    Nutritional Oils for Infant Formula, Dietary Supplementation and Other Applications. Using its proprietary technology, Martek has developed nutritional oils, which provide two essential fatty acids that are naturally present in breast milk but are not available in most infant formulas. The predominant fatty acid components of these oils, docosahexaenoic acid ("DHA") and arachidonic acid ("ARA"), are produced from microalgae and fungi, respectively, using Martek's proprietary technologies. Studies published by others have indicated that DHA may be linked to the development and function of the brain and retina. ARA is a major structural lipid in human tissues. With respect to DHA and ARA, Martek's blended oils provide the closest match to human milk when added to infant formula. In 1994, the Company received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched in ARA, as well as the use of such blends in infant formulas. In 1995, the Company received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 the Company received two additional US patents covering its nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using Martek's method of producing DHA oil. The second patent clarifies that Martek's patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low eicosapentaenoic acid ("EPA") fish oils. Fish oil is a potential competitive source of DHA to Martek's algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating Martek's patents. Two more patents were granted in 1997. One of these protects the production, use and sale of oils rich in ARA (30% or greater concentration). The Company also has been awarded a number of foreign patents covering aspects of its nutritional oils.

    Martek has entered into royalty-bearing license agreements to utilize its oils with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Nutricia, Maabarot Products Ltd. ("Maarbarot") and Novartis Nutrition S.A. ("Novartis"). Nutricia, Wyeth-Ayerst, a subsidiary of American Home Products, Maarbarot, and Novartis are currently marketing pre-term infant formula products containing Martek's oils in 24 countries worldwide. In addition, Maarbarot and Novartis are currently marketing term infant formula products containing Martek's oils
in Israel and Spain, respectively.   The infant formula industry represents
over $2 billion in annual wholesale sales in the United States and approximately $5 billion worldwide. Martek is actively pursuing additional licenses with other infant formula producers throughout the world.

    In the latter part of 1996, Martek initiated sales of its first consumer products, Neuromins(TM), a DHA dietary supplement, and Neuromins(TM) PL, a DHA dietary supplement for pregnant and lactating women. In 1997, Martek expanded distribution of Neuromins(TM). Martek has entered into agreements with Source Naturals, Inc., Solgar Vitamin and Herb Company, Leiner Health Products, Nature's Way and Neutraceutical Corporation for the packaging and distribution of these products in retail outlets nationwide, including General Nutrition Centers (GNC), the nation's largest natural products chain. Neuromins(TM) DHA is also sold through mail order distributors.

    Martek is exploring additional applications for DHA, including use in specialty food products.

    Products for Drug Discovery. Using its core microalgal technology, Martek has developed and markets a range of products and technologies for use in molecular structure research and structure-based drug discovery. The Company markets these products worldwide to many of the largest pharmaceutical companies and research institutions. These products aid researchers in expediting new drug discovery by enabling them to determine the 3-dimensional ("3-D") structure of certain proteins in solution and to study characteristics of the structure and its binding interaction with drugs. Martek also markets a proprietary cell growth medium, Celtone M, which the Company believes will enable researchers, for the first time, to determine the 3-D structure of certain human proteins. The Company has entered into a royalty-bearing license agreement with Genetics Institute regarding the use of Celtone M. U.S. patents were issued to Martek for its Celtone M technology in 1995 and 1997.

    The Company has also developed novel labelled combinatorial libraries of small molecules. The Company was issued a patent for this technology in 1997. These libraries can be produced in a form which is labeled with stable isotopes for rapid elucidation of bound conformations of these small molecules to their receptor binding sites. The chemoinformatics associated with the receptor binding site may be useful for accelerating the design of new drug leads.

    Diagnostics. Martek has recently developed a series of proprietary fluorescent markers that are 100 times brighter than existing fluors and could provide a sensitivity to diagnostics never before achieved with conventional fluorescent markers. Martek's new markers provide rapid (taking minutes instead of hours), sensitive Western and Southern blot tests (protein and gene determination respectively), and open new possibilities for high sensitivity viral detection, rapid high throughput screening, and detection of substrates in the parts per trillion range. The Company recently began to supply these high sensitivity markers for Western blot tests (protein determination). The Company has exclusive rights to use of this technology for diagnostic applications based on a U.S. patent issued in 1997 and pending patent applications.

TECHNOLOGY

    Martek applies its microalgal expertise and culturing technology to its expanding library of over 2,900 live microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of Martek's products:


    - microalgae are a genetically diverse group of organisms that have a wide range of physiological and biochemical characteristics; thus, they naturally produce many different and unusual fats, sugars, proteins and bioactive compounds that may have commercial applications, such as the fatty acids that are the principal ingredients in the Company's nutritional oils, and highly sensitive fluorescent diagnostic products;

-------------------------

Celtone(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.

Neuromins(TM) is a trademark of the Company.

    - microalgae are essentially "microplants," which use simple substances such as carbon dioxide, water and nitrate to grow. When Martek substitutes the heavy stable isotope forms of these nutrients, microalgae will cost-effectively incorporate certain stable isotopes (carbon-13, deuterium and nitrogen-15) into the various compounds that the microalgae produce. This characteristic provides the basis for Martek's drug design products; and

    - microalgae comprise a large, substantially unexplored group of organisms, and thus provide a virtually untapped source that can be screened for a variety of new products, including pharmaceuticals.

    Martek's scientists have developed and patented novel microalgal culturing systems which allow for the routine scale-up of microalgae of commercial interest. Proprietary closed-system, light-driven photobioreactors and numerous techniques for maintaining and manipulating microalgal monocultures form the basis of this culturing technology. Where possible, and for applications that require large quantities of product (e.g., nutritional products), the Company has selected and developed microalgae capable of growing without light by using nutrient feeds in a manner similar to bacteria, yeast or fungi. These microalgae can be grown in existing commercial fermenters using current technology, resulting in economies of scale and substantially lower production costs than microalgae grown in photobioreactors.

    Martek's product development process involves the following primary steps:

         Identification of Appropriate Microalgae. Martek selects specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and the Company's proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. The Company currently maintains an increasing in-house collection of over 2,900 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is the Company's proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. The Company believes that its microalgal collection and associated database are among the largest such resources available in the world. Coupled with the Company's extensive microalgal expertise, these resources are used to select organisms for initial testing. Further testing ultimately results in the selection of production strains.

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

         Culturing Microalgae. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. Martek has discovered and uniquely cultured a microalga capable of producing large amounts of DHA heterotrophically (i.e., without light) by using organic nutrients. Heterotrophic culturing of this DHA-producing microalga was previously not believed to be possible at commercially viable levels. Heterotrophic microalgae have the advantage of being able to be cultured in conventional fermenters employed by the food, pharmaceutical and biotechnology industries. Microalgal fermentation has an advantage over photobioreactor production because larger-scale production of products such as the Company's nutritional oils, for which the incorporation of high-priced stable isotopes is not required, can be conducted in existing fermentation equipment, resulting in lower production costs. Aspects of Martek's technology for the heterotrophic growth of DHA-producing microalgae are the subject of a U.S. patent. Similar patent applications have issued in certain countries and are pending in certain other countries around the world.

         For many other product applications, the Company uses its proprietary, light-driven, closed-culture system photobioreactors for microalgal production. Photobioreactors are closed to the atmosphere and designed to make the most efficient use of light while keeping contaminating microbes out of the culture. Using its photobioreactors, Martek is able to culture isolated microalgal strains without contamination and to manipulate such strains to influence growth and biochemical makeup, thus efficiently generating products of interest. For example, for the production of Martek's drug discovery products, the Company is able to culture certain microalgae to produce compounds containing predominantly heavier stable isotopes rather than the more common forms of atoms by growing microalgae in its photobioreactors using carbon dioxide, water and/or certain nitrogen-containing compounds containing predominantly heavier stable isotopes, carbon-13, deuterium and nitrogen-15. Use of its photobioreactors also provides Martek a means to conserve and recycle liquid and gaseous components of the culture, a feature critical for those applications that involve the use of expensive stable isotopes. Martek's microalgal method of stable isotope incorporation is significantly less expensive than alternative microbial or chemical synthesis in many instances.

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

                                    PRODUCTS
                             AND PRODUCT CANDIDATES

Nutritional Products

    Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids ("PUFAs") that are essential to human nutrition and health. Studies have indicated that a particular PUFA, docosahexaenoic acid ("DHA"), may be associated with mental and visual development in infants, and plays a pivotal role in normal brain function throughout life. DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA from dietary precursors. Infants acquire DHA and arachidonic acid ("ARA"), an important structural lipid in human tissues, initially in utero during pregnancy, and then from their diet via their mother's milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in utero allotment.

    Martek has identified a strain of microalgae which produces an oil rich in DHA and has developed the means to grow it by fermentation, with a relatively high oil and DHA content. To supplement its DHA for infant formula, the Company has isolated and cultured a strain of fungus that produces large amounts of ARA. DHA and ARA are naturally present in breast milk but are not added to most infant formulas today. When the Company's nutritional oils are added to infant formula at proper levels, they provide DHA and ARA in concentrations that closely match those in breast milk without the potential undesirable characteristics presented by other sources of DHA, such as certain fish oils.

    Martek first realized revenues from license fees related to its nutritional oils and sale of sample quantities of these oils in 1992. In late 1994, one of the Company's licensees launched the first pre-term infant formula containing Martek's oils in Europe, and in 1995, Martek recognized its first royalty revenue from sales of this product. Additional product introductions have continued through 1997. As of early 1998, four of the Company's infant formula licensees were marketing pre-term infant formula containing Martek's oils in 24 countries worldwide and two licensees were marketing term infant formula in Israel and Spain.

    Independent studies indicate that the mental development and visual acuity of infants are positively affected by breast feeding and that breast-fed infants have higher levels of DHA in their brain tissue and enhanced mental acuity later in life when compared to those fed infant formula not containing DHA. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA is provided through its mother's bloodstream via the placenta and for a nursing infant, it is provided via breast milk. DHA is generally the most abundant omega-3 very long-chain PUFA in human milk. Breast-fed infants have been found to have higher levels of DHA in their brain tissue than those fed infant formula. There is evidence indicating that for infants who are breast-fed, mental development and visual acuity are positively affected. This evidence is from retrospective studies comparing intelligence in breast-fed versus formula-fed infants and from intervention studies in infants using DHA-supplemented infant formula.

    Compelling data on the healthful attributes of breast milk has prompted a trend among infant formula manufactures to reformulate their products so that they more closely approximate breast milk. Recent studies have added to the expanding body of evidence supporting the importance of DHA and ARA. The following studies are examples:

    - New research was presented in 1997 suggesting that infants deprived of DHA may be at higher risk of developing schizophrenia later in life. According to this study, which was published in the British Journal of Psychiatry, schizophrenics that were not breast-fed during childhood "had more schizoid and schizotypal traits, and were more poorly adjusted" than their siblings (who were more likely to have been breast-fed). In addition, the results showed that patients who were not breast-fed had a lower mean IQ than breast-fed patients.

    - A study sponsored by Mead-Johnson & Company and reported in 1997 found that pre-term infants fed formulas containing Martek's oils had a 12% better growth rate than the control group. Another study reported in 1997 and sponsored by Wyeth-Ayerst found that infant formula supplemented with Martek's oils resulted in a reduction of fungal skin infections, milk intolerance, nervousness and irritability in pre-term infants.

    - The January 1998 issue of PEDIATRICS (Vol. 101 No. 1 January 1998) in an article entitled "Breastfeeding and Later Cognitive and Academic Outcomes" by Horwood and Fergusson (New Zealand), reported that in an 18-year longitudinal study of over 1,000 children, those who were breast-fed as infants had both better intelligence and greater academic achievement than those who were infant-formula fed children. The authors cited the importance of DHA in the neurological development of children and recommend the need to "develop improved infant formulas with properties more similar to those of human breast milk that may lead to improved developmental outcomes in children." The study indicated that breast-fed babies have a 38% greater likelihood of completing their high school matriculation than formula-fed babies even after allowances were made for confounding social, familial and perinatal factors. Although the study could not conclude that DHA provided to the breast-fed infants from their mother's milk was the sole cause of the improved achievement scores, the authors pointed out recent controlled intervention studies demonstrating similar outcomes in infants with DHA-supplemented formulas and concluded that:

                   "... the weight of evidence clearly favors the view that exposure to breast-feeding is associated with small but detectable increases in childhood cognitive ability and educational achievement, with it being likely that these increases reflect the effects of long chain polyunsaturated fatty acid levels and, particularly, DHA levels on early neurodevelopment."

    In the November 12, 1994 edition of The Lancet, a scientific journal published in the UK, scientists concluded that "some components of breast-milk may have a beneficial effect on brain development. . . arachidonic acid [ARA] and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue." Preliminary data submitted to The Society of Pediatric

Research in May 1994 and a separate study, presented in July 1995 at the Second International Congress of the International Society for the Study of Fatty Acids and Lipids, showed that low birth weight infants fed formula supplemented with Martek's nutritional oils have blood lipid levels of DHA and ARA comparable to those of breast-fed, low birth weight infants. In addition, the British Nutrition Foundation ("BNF"), the European Society for Pediatric Gastroenterology and the Expert Committee on Human Nutrition of the United Nations Food and Agriculture Organization ("FAO") and World Health Organization ("WHO"), have recommended that these essential fatty acids be included in pre-term infant formulas at levels found in human milk. The BNF and the FAO/WHO Committee have gone further to recommend that DHA and ARA also be included in formulas for term infants as well. Also, in addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized their importance in pregnancy and lactation. To address these markets, Martek introduced Neuromins(TM) PL DHA dietary supplements for pregnant and lactating women.

    Low levels of DHA have been correlated with changes in disposition, memory loss, visual and other neurological conditions. A link between low levels of DHA and Alzheimer's, depression, memory loss and Attention-Deficit/Hyperactivity Disorder (ADHD) was the subject of a 1997 conference on nutrition and the brain at The New York Hospital-Cornell Medical Center's Nutrition Information Center. Experts at the conference, "Keeping Your Brain in Shape: New Insights Into
DHA," discussed their research into the relationship between low levels of DHA and a number of behavioral and neurological conditions that until now have been thought to be unrelated. In addition to conditions such as Alzheimer's, depression, memory loss and ADHD, the researchers also noted studies showing a link between deficient DHA levels and hostility and aggression.

    The Company is currently working to develop other DHA delivery methods to address these markets, including powders, an emulsion and food ingredients. The Company is also selling DHA for incorporation into enteral products.

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

    - the DHA- and ARA-enriched oils are in a triacylglycerol (or triglyceride) form similar to that found in breast milk and are therefore easily digested;

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

Products and Technologies for Drug Discovery

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

    The Company has developed a series of novel combinatorial libraries. These libraries are available for screening by pharmaceutical and drug discovery companies. Martek has also developed a new method for providing detailed structural information on molecular interactions through the use of an array of small, flexible molecules which are labelled with stable isotopes such as Carbon-13 and Nitrogen-15. In conjunction with NMR analysis, these probes are being developed to elucidate the bound conformation of these small molecules to their receptor binding sites. The chemoinformatics associated with the receptor binding site may be useful for accelerating the design of new drug leads.

    The Company markets these products and technologies to pharmaceutical and structure-based drug discovery companies, universities and research institutes. Future growth in sales of these products and technologies may depend in large measure on the future growth of structure-based drug discovery and use of NMR techniques.

    In particular, Martek markets the following products for drug discovery:

         Celtone M -- The classical technique for determining the 3-D structures of proteins, X-ray crystallography, is limited in that certain of the most important protein targets (i.e., glycosylated human proteins) frequently do not crystallize. Celtone M, Martek's isotopically labeled mammalian cell growth medium, has enabled determination of the 3-D structures of glycosylated human proteins through NMR. The Company believes Celtone M is a proprietary enabling technology, and, in many cases, the only way of making glycosylated mammalian proteins in stable isotope form. By unveiling the structures of these elusive and important proteins, the drug design process may be expedited against new targets. U.S. patents were issued to the Company for the composition of matter and use of Celtone M in 1995 and 1997.

         Celtone -- Martek's cell growth medium for bacteria and yeast, Celtone, has been on the market since 1990 and has been instrumental in determining the structure of a number of proteins. Celtone is available in any combination of 2H, 13C and 15N. In June 1994, a U.S. patent was issued to the Company for the composition of matter and method for producing its Celtone medium.

         Glucose -- Carbon-13-glucose is the most widely used reagent for isotopically labeling bacterial proteins and is Martek's leading product for drug discovery as measured by annual sales. Glucose is available in combinations of 2H and 13C.

         Nucleic Acids -- Martek has recently developed and sells isotopically labeled nucleic acids. These are available labeled with any combination of 2H, 13C and 15N and are used to solve the structures of DNA and RNA, especially when bound to proteins.

Diagnostics

    Fluorescent Marker Technology. In 1997, Martek developed a series of proprietary fluorescent markers ("PBXLs") that are 100 times brighter than existing fluors and could provide a sensitivity to diagnostics never before achieved with conventional fluorescent markers. Martek's PBXLs provide rapid (taking minutes instead of hours), sensitive, Western and Southern blot tests (protein and gene determination respectively) and the Company recently began to market these high sensitivity markers for commercially available laser scanning systems. As a consequence of their high level of sensitivity, Martek's PBXLs are being tested as a platform technology for new methods of viral detection, novel high throughput screening approaches, and new diagnostic tests which were heretofore not practical because of a lack of sensitivity. The Company has exclusive rights to use of this technology for diagnostic applications based on a U.S. patent issued in 1997 and pending patent applications.

    Martek also markets, under a royalty-bearing license from Stanford University, a series of phycobiliproteins and conjugated phycobiliproteins directly to university researchers as well as to pharmaceutical and diagnostics companies.

                     COLLABORATIVE AND LICENSING AGREEMENTS

    Martek has entered into licensing agreements with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Nutricia, Maabarot and Novartis, that together comprise over 40% of the worldwide infant formula market. Under these agreements, Martek received up-front licensing fees and is entitled to royalties based on sales of infant formula containing its nutritional oils. These licensees are not required to include these oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include the oils in any or all of their product lines. In addition, Martek's licensees are free to include DHA and ARA acquired from other sources. Under the terms of these licensing agreements, the licensees are responsible for obtaining Food and Drug Administration ("FDA") and all other necessary regulatory approvals with respect to these nutritional oils. Under each of its current license agreements, Martek's licensees generally are obligated to indemnify Martek against product liability claims relating to its nutritional oils unless they are related to manufacturing impurities in the oils. In addition to compensation payable to the Company under these agreements, the Company expects to receive transfer payments for supplies of its nutritional oils.

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

    In January 1997, Martek signed an agreement with Royal Gist-Brocades B.V. ("Gist-Brocades") under which Gist-Brocades became Martek's exclusive contract supplier for nutritional oils containing ARA. As part of this agreement, Martek will receive guaranteed supplies on advantageous terms and license fees from Gist-Brocades pending certain patent issuances.

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

    As a result of Martek's receiving Small Business Innovation Research grants, the U.S. Government will have certain rights (the "Government Rights") in the technology developed with the funding. These rights include a non-exclusive, paid-up, worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant licenses which may be exclusive under any of such inventions to a third-party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirements for public use under federal regulations.
The government also has the right to take title to a subject invention if the Company fails to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which the Company fails to file a patent application within specified time limits. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. In addition, the Company's licenses from third parties may also relate to technology developed with federal funding and therefore may also be subject to Government Rights.

    Costs under U.S. government contracts are subject to audit by the U.S. government. The Company believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 1997 would not be material to the Company.

                                 MANUFACTURING

    Martek manufactures oils rich in DHA and ARA in its fermentation facility located in Winchester, Kentucky by conventional fermentation processes. The Company acquired the Winchester facility in 1995 from a subsidiary of ACX Technologies, Inc. Martek's oils produced in this facility have been certified kosher by the Orthodox Union. Martek is currently in the process of optimizing production of its nutritional oils, and believes that a continued optimization effort will be required for at least the next two years. In 1996, the Company constructed a "state of the art" oil processing plant at its Winchester facility which was put into production in early 1997. Martek has also entered into an agreement with a third party, Gist-Brocades, to produce its ARA oil, and may enter into additional production agreements with third parties if demand for its oils requires. The commercial success of its nutritional oils will depend, in part, on Martek's ability to manufacture these oils or have them manufactured at a commercially acceptable cost. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils, or continue to comply with applicable regulatory requirements (including Good Manufacturing Practices ("GMP") requirements) or that these facilities will be sufficient to meet the future demand for the oils. Under the terms of several of its infant formula licenses, Martek's licensees may elect to manufacture these oils themselves, although the Company believes this is unlikely.

                              SALES AND MARKETING

    The Company currently markets its nutritional oils products and its products for drug discovery both directly to end users and through distributors. The Company markets its nutritional oils for use in infant formula directly to infant formula manufacturers. The Company markets its Neuromins(TM) DHA dietary supplements directly to end users through its toll free number (1-800-662-6339) and through distributors. Martek has entered into agreements with Leiner Health Products for the packaging and distribution of Neuromins(TM) to mass market retail outlets, and with Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals, and Nature's Way for the packaging and distribution of its Neuromins(TM) DHA capsules to the natural foods markets. Neuromins(TM) DHA is currently being marketed in over 5,000 retail stores nationwide, including General Nutrition Center (GNC) stores. Neuromins(TM) DHA is also marketed through several mail order distributors. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide. Martek has continued its own DHA awareness campaign in an effort to support the marketing efforts of its infant formula licensees and capsule distributors. This campaign will continue and most likely intensify in 1998. There can be no assurance that the Company will be able to successfully market these nutritional oils products for use in infant formula or as dietary supplements.

                                  COMPETITION

    The health care and biological sciences industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than those of the Company. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with those of the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products and technologies competitive with those of the Company on their own or through joint ventures. The existence of products and technologies of which the Company is not aware, or products and technologies that may be developed in the future, may adversely affect the marketability of products and technologies developed by the Company.

    The development of a DHA-containing oil low in EPA may provide an alternative to Martek's DHA oil. Though it is a lower cost product relative to Martek's DHA, fish oil, including low-EPA fish oil, has odor, stability and taste characteristics that may limit the usefulness of the oil in food products. Martek is also aware of the development of microencapsulated low-EPA fish oil products by several large companies. Though microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil. Because fish oil is significantly less costly than Martek's DHA oil, fish oil will present a substantial competitive threat to Martek's Neuromins(TM) DHA. Published reports, however, have cited a number of fish oils as containing chemical toxins that are not present in Martek's oils. In addition, management believes that the combination of either low-EPA fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe claims of

Martek's patents. Martek is also aware of an early stage company that currently is able to produce DHA from a strain of fungus containing DHA. Martek believes that this company has licensed human applications of this fungal-derived DHA to a division of Monsanto Corporation. The Company is currently unable to evaluate the degree of competitive threat that this fungal source of DHA will present to its DHA oil in the future.

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

    There may be other competitive sources of DHA and ARA of which Martek is not aware.

    Sales of certain of the Company's products for drug discovery, especially the Company's carbon-13 glucose (a non-proprietary product), have been the subject of intense competition the past several years. The Company has lowered its prices of carbon-13 glucose to remain competitive. Martek's primary competitors for carbon-13 glucose are Isotec, Inc. and Cambridge Isotope Labs, companies that are also manufacturers of carbon-13, a primary raw material in the production of carbon-13 glucose. The Company expects that competition in the carbon-13 glucose market will continue to remain strong.

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

                  PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

    The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company's policy is to protect aggressively its proprietary technology through patents, where appropriate, and through trade secrets in other cases. Additionally, the Company, in certain cases, relies on the licences of patents and technology of third parties. The Company has obtained over 18 U.S. patents, covering various aspects of its technology, which will expire on various dates between 2007 and 2015. The Company has filed, and intends to file, applications for additional patents covering both products and processes as appropriate. There can be no assurance that any patent applications filed by, assigned to, or licensed to, the Company will be granted, that the Company will develop additional products that are patentable or that any patents issued to or licensed by the Company will provide the Company with any competitive advantages or adequate protection for inventions. Moreover, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

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

    The Company has been issued seven U.S. patents covering certain aspects of its DHA and/or ARA oils. The Company has applied for other patents in the United States covering certain other aspects of its nutritional oils and has also filed patent applications on a selective basis in other industrialized countries, some of which are pending and some of which have been granted. The Company is unable to predict, however, whether these patents will be challenged, invalidated or circumvented by others. Failure by the Company to obtain adequate patent protection for its nutritional oils would have a material adverse effect on the Company's ability to gain a competitive advantage for these oils and may have a material adverse effect on the Company's results of operations, particularly future sales of its nutritional oils, future royalties on sales of infant formula containing these oils or license fees related thereto. In particular, failure to maintain patent protection would permit competitors of the Company to produce products which would be directly competitive with its nutritional oils using similar or identical processes, and it is possible that the infant formula manufacturers currently under license by the Company or which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.

    The Company's other patents cover its photobioreactor system for culturing microalgae and certain aspects of Martek's breath test technology; its Celtone and Celtone M technology; and its combinatorial library technology.

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

    Martek's infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing Martek's oils. To date, none of the Company's infant formula licensees have obtained the requisite marketing clearances for any of the Company's products that require such clearances in the United States. Sales of the Company's products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Infant formula products containing the Company's nutritional oils are currently being marketed outside the U.S. in 24 countries worldwide, and Martek understands that its licensees have received appropriate regulatory clearances to the extent they are required to market such products in those countries.

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

    Due to the cost and time commitment associated with the FDA regulatory process, as well as the Company's lack of experience in obtaining FDA regulatory clearances, the Company will decide on a product-by-product basis whether to handle relevant clearance and other requirements independently or to assign such responsibilities to its licensees or future collaborative partners. There can be no assurance that the Company, its licensees or collaborators will be able to obtain such regulatory clearances, if required, on a timely basis or at all. Delays in receipt of, or failure to receive, such clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    In connection with the Company's decision to manufacture certain of its products which it markets directly, or licenses to or collaborates with others to market, it will be required to adhere to applicable current GMP as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements, and records and other documentation controls. In general, drug GMP requirements are more stringent than food GMP requirements although significant quality control procedures exist for infant formulas. Depending upon the type of FDA application that is submitted, compliance with relevant GMP requirements can be onerous and time consuming, and there can be no assurance that the Company can meet relevant FDA manufacturing requirements, particularly for scale-up operations involving product marketing applications. Because the Company is manufacturing its DHA and ARA oils, it will be subject to GMP and various other requirements applicable to infant formulas and dietary supplements as well as periodic inspections by the FDA. Further, the Company has had only limited experience in the area of regulatory compliance with respect to its products. There can be no assurance that the Company will be able to continue to manufacture its nutritional oils in accordance with relevant infant formula and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that the Company is in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

    Each line of products that is or may be marketed by the Company or its licensees or collaborators can present unique regulatory problems and risks, depending on the product type, uses and method of manufacture.

    The Federal Dietary Supplement Health and Education Act of 1994 ("DSHEA") regulates the use and marketing of dietary supplements. The DSHEA sets forth standards for adulteration of dietary supplements or ingredients thereof, prescribes detailed requirements for labeling dietary supplements and establishes GMP requirements for dietary supplements. Martek is currently marketing a line of DHA dietary supplements, Neuromins(TM) and Neuromins(TM) PL. In addition, it is researching and developing new applications for its DHA and ARA oils. There can be no assurance that the Company will be able to comply with the requirements of the DSHEA or any regulations that the FDA may promulgate thereunder with regards to ARA as a dietary supplement or that the Company will be able to continue to meet such requirements with regard to DHA as a dietary supplement.

    The fluorescent pigment and other products derived from microalgae are subject to potential regulation by FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that the Company or its licensees or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket clearances and/or regulatory approvals or that FDA ultimately would authorize the marketing of such products on a timely basis, if at all.

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

                                   EMPLOYEES

    As of October 31, 1997, the Company had 121 full-time employees, of whom 12 had Ph.D.'s. Approximately 46 employees are engaged in research and development and contract related research and development activities, 52 are engaged in production or production development related activities and 23 are in administrative, business development, and sales and marketing positions.
The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES.

    The Company leases an aggregate of approximately 40,000 square feet of laboratory, manufacturing, technical and administrative space in Columbia, Maryland, 6,000 square feet of which is currently being subleased. The Company's lease expires in 2004, but the Company has an option to extend the lease through 2009 at the expiration of the initial lease.

    The Company produces oils rich in DHA and ARA at its fermentation facility located in Winchester, Kentucky, using its proprietary technology. The facility is located on eight acres and occupies approximately 30,000 square feet holding two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment. In addition, the Company has an oil processing plant at the Winchester facility which was put into production in 1997. The oil processing plant occupies approximately 6,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were voted upon during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information set forth under the caption "Price Range of Common Stock" and "Stock Description and Form 10-K" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this report. Martek has not declared any cash dividends during the two-year period ending October 31, 1997.

    During fiscal 1997, 67,500 shares of common stock were issued by Martek upon exercise of options held by American Technology Investments, Inc. The date of these stock option exercises and the respective option exercise prices are set forth below.

         Date                 # of Shares           Per Share Exercise Price
         -----                -----------           ------------------------
          1/8/97                 11,250                        $2.00
          1/9/97                 11,250                        $2.00
         1/10/97                 18,750                        $2.00
         1/11/97                 10,000                        $2.00
         1/13/97                  9,375                        $2.00
         1/14/97                  6,875                        $2.00

    These shares were issued by Martek in reliance on the exemption contained in rule 701 under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information set forth under the caption "Selected Financial Data" on page 6 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997, is included herein as Exhibit 13.01, and that portion of the annual report is incorporated by reference into Part II of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997, is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's 1997 Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 12 through 20 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1997, is included herein as Exhibit 13.01, and those portions are incorporated by reference into
Part II of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information concerning the Company's directors contained under the captions "Nominees for Election as a Director For Terms Expiring in 2001" and "Directors Continuing in Office" and, with regard to Item 405 of Regulation S-K, the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is hereby incorporated herein by reference.

    The executive officers and key employees of the Company are as follows:

                          NAME                       AGE                   POSITION
         -----------------------------------------   ---   -----------------------------------------
         Henry Linsert, Jr . . . . . . . . . . . .   57    Chairman, Chief Executive Officer and
                                                           Director
         Richard J. Radmer, Ph.D . . . . . . . . .   55    President, Chief Scientific Officer and
                                                           Director
         Thomas C. Fisher  . . . . . . . . . . . .   51    Senior Vice President, Operations
         David J. Kyle, Ph.D . . . . . . . . . . .   44    Senior Vice President, Research and
                                                           Development
         Jerome C. Keller  . . . . . . . . . . . .   55    Senior Vice President, Sales & Marketing
         Steve Dubin . . . . . . . . . . . . . . .   44    Chief Financial Officer, General Counsel,
                                                           Secretary and Treasurer
         Paul W. Behrens, Ph.D . . . . . . . . . .   41    Director of Physiology
         Jonathan Miles Brown, Ph.D  . . . . . . .   42    Director, Stable Isotope Group
         Paul J. Kelley  . . . . . . . . . . . . .   44    Vice President of Manufacturing
         Ivan Rubin  . . . . . . . . . . . . . . .   58    Director Of Business Development and
                                                           Strategic Planning

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

    Jerome C. Keller joined Martek in September 1997 as Senior Vice President of Sales and Marketing. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Some of the products introduced under Mr. Keller included Pepcid, Mefoxin, Primaxin, Vasotec, Mevocor, Zocor, Proscor and Prilosec. Mr. Keller has a B.S. degree from Duquesne University and an M.S. degree from the University of Pittsburgh.

    Steve Dubin joined Martek in 1992 as Chief Financial Officer, Secretary and Treasurer, and from 1988 to the time he joined Martek on a full-time basis, Mr. Dubin consulted with Martek on financial and accounting matters. In 1993, Mr. Dubin also assumed the duties of General Counsel of the Company. Prior to joining Martek, Mr. Dubin was Chief Financial Officer of the J.L. Wickham Co., Inc., a machine tool company, from 1987 to 1992. From 1986 to 1991, Mr. Dubin was active as Vice President of ATI, a consulting company of which Mr. Dubin is a co-founder, specializing in the development and financing of early stage companies in the Mid-Atlantic area. Prior to 1986, he served as Vice President of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now NationsBank), where he participated in the original financing of the Company. Mr. Dubin also held a variety of financial management positions with Suburban Bank. Mr. Dubin is a Certified Public Accountant and an attorney. He received his J.D. from the National Law Center, George Washington University and his B.S. in accounting from the University of Maryland.

    Dr. David J. Kyle, a founder of Martek, is currently Senior Vice President, Head of Research and Development. Prior to joining Martek in 1985, Dr. Kyle was a research scientist in the Biosciences Department at Martin Marietta Corp. from 1984 to 1985. He has been a post-doctoral fellow at Michigan State University and a visiting scientist at the Centre d'Etudes Nucleaires of Saclay, France, and the Institute of Physical and Chemical Research, Tokyo, Japan. Dr. Kyle received a Ph.D. in physiology and biochemistry from the University of Alberta, and a B.S. degree in biology from the University of Victoria.

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

    Dr. Jonathan Miles Brown, who is overseeing the development of Martek's Stable Isotope products, joined Martek in September 1991 following a period as a consultant with British Biotechnology Ltd. Prior thereto, he was Research and Development Manager for Oxford Virology plc from 1987 to 1990 where his responsibilities included market research, preparation of all marketing documents and protection of intellectual property. Dr. Brown received his Ph.D. from the University of London where he developed the first synthetic process for the unambiguous synthesis of long chain oligoribonucleotides. He is a Chartered Chemist and Member of the Royal Society of Chemistry.

    Paul J. Kelley joined Martek in April 1997 as Vice President of Manufacturing at the Company's Winchester, Kentucky production plant. Prior to joining Martek, Mr. Kelley spent four years as the Plant Manager of a Biotechnology plant in the Pharmaceutical Division of Bayer. Prior to 1993, Mr. Kelley held several other positions at Bayer, including Production Manager of a plant in West Germany from 1989 to 1991. Prior to working for Bayer, Mr. Kelley was the Plant Manager of a facility in the Biotechnology Division of Miles, Inc. from 1983 to 1989. Mr. Kelley received an M.B.A. from Rutgers Graduate School of Business and a B.S.C.E. from the New Jersey Institute of Technology.

    Ivan Rubin, former Vice President of Business Planning, Development, and Research for Merck, joined Martek in October 1997 as Director of Business Development and Strategic Planning. Prior to joining Martek, Mr. Rubin spent 25 years at Merck developing the strategies to position them as the leader in the pharmaceutical industry. Since leaving Merck in 1993, Mr. Rubin has been the President of Beta Associates, a consulting firm specializing in strategic planning and business development in the health care industry. Mr. Rubin is also on the Board of Directors of Covalent Group, a clinical research company for the Pharmaceutical and Biotechnology industries. Mr. Rubin received a B.A. from the University of Buffalo and an M.B.A. from Hofstra University.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

    The following Financial Statements of the Company and Report of Independent Accountants set forth on the pages indicated in the Company's Annual Report to Stockholders for the year ended October 31, 1997 are included in Exhibit 13.01 to this report and are incorporated into Item 8 of this Report:


    Balance Sheets as of October 31, 1997 and 1996

    Statements of Operations for the Years Ended October 31, 1997,
    1996 and 1995

    Statements of Stockholders' Equity for the Years Ended October 31, 1997, 1996 and 1995

    Statements of Cash Flows for the Years Ended October 31, 1997,
    1996 and 1995

    Notes to Financial Statements

    Report of Independent Auditors


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

    4.03     Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase
                 Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No.
                 33-93580, filed June 16, 1995, and incorporated by reference herein).
    4.04     Form of Rights Agreement dated as of January 24, 1996 between the
                 Company and Registrar and Transfer Company, as Rights Agent
                 (filed as Exhibit 1 to the Company's Form 8-K, File No.
                 0-22354, filed January 29, 1996, and incorporated by reference herein).
    10.01    Form Indemnification Agreement for directors.
    10.02    1986 Stock Option Plan, as amended.
    10.03    1992 Registration Rights Agreement between the Company and
                 Preferred Stockholders.
    10.04    Employment Agreement, dated May 4, 1990, between the Company and
                 Henry Linsert, Jr.
    10.05    Employment Agreement, dated May 7, 1990, between the Company and
                 Richard J. Radmer.
    10.06    Employment Agreement, dated May 7, 1990, between the Company and
                 David J. Kyle.
    10.07    Employment Agreement, dated May 7, 1990, between the Company and
                 Paul W. Behrens.
    10.08    Form of Proprietary Information, Inventions and Non-Solicitation
                 Agreement.
    10.12    Collaborative Research and License Agreement, dated April 30,
                 1993, as amended June 11, 1993, between the Company and the
                 Trustees of Columbia University.
    10.13    Lease, commencement date October 15, 1992, between the Company and
                 Aetna Life Insurance Company, as modified on August 5, 1993.
    10.14    License Agreement, dated September 10, 1992, between the Company and [*].
    10.14A   Exhibits to September 10, 1992 License Agreement.[*]
    10.15    License Agreement, dated October 28, 1992, between the Company and
                 [*].
    10.15A   Exhibits to October 28, 1992 License Agreement.[*]
    10.16    License Agreement, dated January 28, 1993 between the Company and
                 [*] (Domestic and International Versions).
    10.16A   Exhibits to January 28, 1993 License Agreements.[*]
    10.17    Management Cash Bonus Incentive Plan, dated June 10, 1993.
    10.18    Lease Modification Agreement, dated October 14, 1993 between the
                 Company and Aetna Life Insurance Company.
    10.19    Letter of Intent, dated January 13, 1995, between the Company and
                 Golden Technologies Corporation (filed as Exhibit 10.19 to the
                 Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.20    Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as
                 Exhibit 10.20 to the Company's 1994 Form 10-K, File No.
                 0-22354, and incorporated by reference herein).
    10.21    Purchase and Sale Agreement, dated February 16, 1995, between the
                 Company and Zeagan, Inc. (filed as Exhibit 4.3 to the
                 Company's Registration Statement on Form S-3, File No.
                 33-89760, filed March 15, 1995, and incorporated by reference herein).
    10.22    Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the
                 Company's Registration Statement on Form S-8, File No.
                 33-79222, filed May 23, 1994, and incorporated by reference herein).
    10.23    Manufacturing Agreement, dated December 31, 1996, between the
                 Company and Royal Gist-Brocades B.V.[*] (filed as Exhibit
                 10.23 to the Company's Annual Report on Form 10-K for the
                 fiscal year ended October 31, 1996).
    10.24    Martek Biosciences Corporation 1997 Stock Option Plan (filed as
                 Exhibit 4.1(e) to the Company's Registration Statement on
                 Form S-8, File No. 333-27671, filed May 22, 1997, and
                 incorporated by reference herein).
    10.25    Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership. **

    13.01    Portions of the Annual Report to Stockholders of the Company for
                 the year ended October 31, 1997.**
    23.01    Signed Consent of Ernst & Young LLP, Independent Auditors.**
    24.01    Power of Attorney of the Board of Directors (included on signature page of this Report).**
    27.01    Financial Data Schedule.**

-------------------------
         * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

         ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).



(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1998.


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

Signatures                                   Title                           Date
----------                                   -----                           ----
/s/ Henry Linsert, Jr.          Chief Executive Officer and                  January 29, 1998
----------------------------    Director (Principal Executive
Henry Linsert, Jr.              Officer)


/s/ Steve Dubin                 Secretary and Treasurer                      January 29, 1998
----------------------------    (Principal Financial and
Steve Dubin                     Accounting Officer)


/s/ Jules Blake                 Director                                     January 29, 1998
----------------------------
Jules Blake


/s/ Ann L. Johnson              Director                                     January 29, 1998
----------------------------
Ann L. Johnson

/s/ Douglas J. MacMaster, Jr.   Director                                     January 29, 1998
-----------------------------
Douglas J. MacMaster, Jr.


/s/ John H. Mahar               Director                                     January 29, 1998
----------------------------
John H. Mahar


/s/ Sandra Panem                Director                                     January 29, 1998
----------------------------
Sandra Panem


/s/ Richard J. Radmer           President and Director                       January 29, 1998
----------------------------
Richard J. Radmer


                                Director                                     January 29, 1998
----------------------------
Eugene H. Rotberg


/s/ William D. Smart            Director                                     January 29, 1998
----------------------------
William D. Smart


/s/ Bruce E. Elmblad            Director                                     January 29, 1998
----------------------------
Bruce E. Elmblad

                                 EXHIBIT INDEX


   Exhibit
   Number                    Description
   -----                     -----------

    3.01     Revised Restated Certificate of Incorporation of Registrant.
    3.02     Amendment to the Restated Certificate of Incorporation, effective
                 March 14, 1995 (filed as Exhibit 3.1 to the Company's
                 Registration Statement on Form S-3, File No. 33-89760, filed
                 March 15, 1995, and incorporated by reference herein ).
    3.03     Certificate of Designation, Preferences and Rights of Series A
                 Junior Participating Preferred Stock (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354, filed January 29,
                 1996, and incorporated by reference herein ).
    3.04     Amended By-Laws of Registrant.
    3.05     Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit
                 3.2 to the Company's Registration Statement on Form S-3, File
                 No. 33-89760, filed March 15, 1995, and incorporated by
                 reference herein ).
    4.01     Specimen Stock Certificate for Common Stock.
    4.02     Common Stock and Warrant Purchase Agreements, dated May 19, June
                 1, June 6, and June 8, 1995, by and among the Company and the
                 Selling Stockholders (filed as Exhibit 4.2 to the Company's
                 Registration Statement on Form S-3, File No. 33-93580, filed
                 June 16, 1995, and incorporated by reference herein ).
    4.03     Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase
                 Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No.
                 33-93580, filed June 16, 1995, and incorporated by reference herein).
    4.04     Form of Rights Agreement dated as of January 24, 1996 between the
                 Company and Registrar and Transfer Company, as Rights Agent
                 (filed as Exhibit 1 to the Company's Form 8-K, File No.
                 0-22354, filed January 29, 1996, and incorporated by reference herein).
    10.01    Form Indemnification Agreement for directors.
    10.02    1986 Stock Option Plan, as amended.
    10.03    1992 Registration Rights Agreement between the Company and
                 Preferred Stockholders.
    10.04    Employment Agreement, dated May 4, 1990, between the Company and
                 Henry Linsert, Jr.
    10.05    Employment Agreement, dated May 7, 1990, between the Company and
                 Richard J. Radmer.
    10.06    Employment Agreement, dated May 7, 1990, between the Company and
                 David J. Kyle.
    10.07    Employment Agreement, dated May 7, 1990, between the Company and
                 Paul W. Behrens.
    10.08    Form of Proprietary Information, Inventions and Non-Solicitation
                 Agreement.
    10.12    Collaborative Research and License Agreement, dated April 30,
                 1993, as amended June 11, 1993, between the Company and the
                 Trustees of Columbia University.
    10.13    Lease, commencement date October 15, 1992, between the Company and
                 Aetna Life Insurance Company, as modified on August 5, 1993.
    10.14    License Agreement, dated September 10, 1992, between the Company and [*].
    10.14A   Exhibits to September 10, 1992 License Agreement.[*]
    10.15    License Agreement, dated October 28, 1992, between the Company and
                 [*].
    10.15A   Exhibits to October 28, 1992 License Agreement.[*]
    10.16    License Agreement, dated January 28, 1993 between the Company and
                 [*] (Domestic and International Versions).
    10.16A   Exhibits to January 28, 1993 License Agreements.[*]
    10.17    Management Cash Bonus Incentive Plan, dated June 10, 1993.

    10.18    Lease Modification Agreement, dated October 14, 1993 between the
                 Company and Aetna Life Insurance Company.
    10.19    Letter of Intent, dated January 13, 1995, between the Company and
                 Golden Technologies Corporation (filed as Exhibit 10.19 to the
                 Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.20    Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as
                 Exhibit 10.20 to the Company's 1995 Form 10-K, File No.
                 0-22354, and incorporated by reference herein).
    10.21    Purchase and Sale Agreement, dated February 16, 1995, between the
                 Company and Zeagan, Inc. (filed as Exhibit 4.3 to the
                 Company's Registration Statement on Form S-3, File No.
                 33-89760, filed March 15, 1995, and incorporated by reference herein).
    10.22    Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the
                 Company's Registration Statement on Form S-8, File No.
                 33-79222, filed May 23, 1994, and incorporated by reference herein).
    10.23    Manufacturing Agreement, dated December 31, 1996, between the
                 Company and Royal Gist-Brocades B.V.[*] (filed as exhibit
                 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
    10.24    Martek Biosciences Corporation 1997 Stock Option Plan (filed as
                 Exhibit 4.1(e) to the Company's Registration Statement on Form
                 S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein).
    10.25   Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership.  **
    13.01    Portions of the Annual Report to Stockholders of the Company for
                 the year ended October 31, 1997.**
    23.01    Signed Consent of Ernst & Young LLP, Independent Auditors.**
    24.01    Power of Attorney of the Board of Directors (included on signature page of this Report).**
    27.01    Financial Data Schedule.**


-------------------------
         * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

         ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).