Form 10-Q
period 1998-01-31
MARTEK BIOSCIENCES CORP
filed 1998-03-17
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      Common stock, par value $.10 per share: 13,828,334 shares outstanding as of March 10, 1998

                               PART I - FINANCIAL
                                 INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION


Balance Sheets
($ in thousands)
--------------------------------------------------------------------------------
                                               January 31,        October 31,
                                                  1998                1997
--------------------------------------------------------------------------------
                                              (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                     $2,925            $1,977
     Short-term investments and
        marketable securities                      13,189            18,698
     Accounts receivable                            2,169             1,181
     Inventories  (Note 3)                          3,773             2,906
     Prepaid expenses                                 572               318
     Other current assets                             218               273

                                              ----------------------------------
Total current assets                               22,846            25,353
Property, plant and equipment, net                 16,039            15,989
                                              ----------------------------------

                                                  $38,885           $41,342
                                              ==================================


Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                              $1,081            $1,008
     Accrued liabilities                            1,509             1,041
      Current portion of notes payable              1,318             1,314
                                              ----------------------------------
Total current liabilities                           3,908             3,363
Long-term portion of notes payable (Note 2)         2,968             3,292
Commitments and contingencies (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value,
        4,700,000 shares authorized;
        none issued or outstanding                    ---               ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding        ---               ---
     Common stock, $.10 par value; 30,000,000
        shares authorized; 13,815,759
        and 13,673,659 shares issued and
        outstanding at January 31, 1998
        and October 31, 1997, respectively          1,381             1,367
     Additional paid-in capital                    79,177            78,908
     Accumulated deficit                          (48,549)          (45,588)
                                              ----------------------------------
Total stockholders' equity                         32,009            34,687
                                              ----------------------------------

                                                  $38,885           $41,342
                                              ==================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Operations
(Unaudited - $ in thousands, except per share data)

                                              Three months ended January 31,
--------------------------------------------------------------------------------
                                                 1998              1997
--------------------------------------------------------------------------------

Revenues:
     Product sales:
       Nutritional product sales                 $545              $143
       Other product sales                        461               379
                                              ----------------------------------
     Total Product Sales                        1,006               522
   License fees and related revenues            1,143               293
     Royalties                                     58                 4
     Research and development
       contracts and grants                        58               138
     Third party contract revenue                  22                --
                                              ----------------------------------
Total revenues                                  2,287               957
Costs and expenses:
     Cost of product sales                        834               370
     Research and development                   2,641             2,883
     Selling, general and administrative        1,961             1,578
                                              ----------------------------------
Total costs and expenses                        5,436             4,831
                                              ----------------------------------
Loss from operations                           (3,149)           (3,874)
Other income (expense):
     Miscellaneous income                          21                 8
     Interest income                              264               517
     Interest expense                             (97)             (103)
                                              ----------------------------------
Total other income                                188               422
                                              ----------------------------------

Net loss                                      $(2,961)          $(3,452)
--------------------------------------------------------------------------------

Net loss per share (Note 5)                    $(0.22)           $(0.26)
--------------------------------------------------------------------------------

Weighted average common
shares outstanding                         13,726,917        13,426,612
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                               Three Months ended January 31,
--------------------------------------------------------------------------------
                                                    1998              1997
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                        $(2,961)          $(3,452)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                    333               242
     Changes in assets and liabilities:
        Accounts receivable                          (988)             (651)
        Inventories                                  (867)               64
        Prepaid expenses                             (254)             (342)
        Other current assets                           55               (68)
        Accounts payable                               73               227
        Accrued liabilities                           468              (268)
                                              ----------------------------------
  Net cash used in operating activities            (4,141)           (4,248)

Investing activities:
     Change in short-term investments
        and marketable securities                   5,509              (261)
     Purchase of property, plant and equipment       (383)             (516)
                                              ----------------------------------
  Net cash provided by (used in)
     investing activities                           5,126              (777)

Financing activities:
     Repayment of notes payable                      (320)              (93)
     Proceeds from the exercise of options            283               293
                                              ----------------------------------
  Net cash (used in) provided by
     financing activities                             (37)              200
                                              ----------------------------------

  Net increase (decrease) in cash and
     cash equivalents                                 948            (4,825)
  Cash and cash equivalents at beginning
     of year                                        1,977             8,633
                                              ----------------------------------

  Cash and cash equivalents at end of period       $2,925            $3,808
--------------------------------------------------------------------------------






See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statement of Stockholders' Equity
(Unaudited - $ in thousands)



                                                Additional
                                 Common Stock    Paid-In   Accumulated
                              Shares    Amounts  Capital     Deficit     Total

                          ------------------------------------------------------


Balance at
October 31, 1997           13,673,659    $1,367    $78,908  $(45,588)  $34,687
--------------------------------------------------------------------------------

Exercise of stock options     142,100        14        269       ---       283


Net loss                          ---       ---        ---    (2,961)   (2,961)
--------------------------------------------------------------------------------


Balance at
January 31, 1998           13,815,759     $1,381   $79,177  $(48,549)  $32,009
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1997.

2.  Commitment and Contingencies

     The Company had commitments at January 31, 1998 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

     Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through January 31, 1998, would not have a material effect on the financial statements.

     The Company has licensed certain technologies and recognized license fee revenue under various agreements. License fees are not recorded as revenue until the earnings process is complete and amounts are not subject to refund. In the quarter ended January 31, 1998, a license fee of $1,125,000 associated with a pre-1998 licensing arrangement was recognized.

     The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

3. Inventories

Inventories consist of the following:

                                                January 31,    October 31,
                                                  1998            1997
                                               ------------   ------------
                           Finished products    $2,537,956     $1,661,439
                           Work in process         934,605        909,932
                           Raw materials           300,457        334,081
                                               ------------   ------------
                                                $3,773,018     $2,905,452
                                               ============   ============


     Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.  Income Taxes

     At January 31, 1998, the Company has net operating loss carryforwards of approximately $61,608,000 for income tax purposes that expire in years 2000 through 2012.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of January 31, 1998 and 1997 are as follows:

                                                  January 31,    January 31,
                                                     1998           1997
                                                  ----------     ----------
        Deferred tax assets:
            Write-off of patents                    328,000        251,000
            Other deferred tax assets                44,000            ---
            Net operating loss carryforwards     24,643,000     18,228,000
                                                 ----------     ----------
               Total deferred tax assets        $25,015,000    $18,479,000
                                                 ==========     ==========
            Valuation allowance for net
               deferred tax assets             $(25,015,000)  $(18,479,000)

            Net deferred tax assets            $       ---    $        ---
                                                 ==========     ==========

5.  Net loss per share

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company's per share amounts for all periods presented conform to SFAS No. 128 requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     This  Management's  Discussion  and  Analysis of  Financial  Condition  and
Results of Operations contains forward-looking statements concerning the Company's business and operations, including statements concerning: (i) future revenues and product introductions, (ii) future production efficiencies for its nutritional oils products (iii) future research and development costs and (iv) capital needs. Such statements involve risks and uncertainties that could cause actual results to differ due to a variety of risk factors set forth herein and from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to its report on Form 10-K and its S-3 declared effective on September 26, 1995.

     Since its inception in 1985, Martek has been engaged primarily in the research and development, manufacturing and sales of products derived from microalgae. In 1989, the Company began the commercial production and sale of its products for drug design. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996 Martek began to realize revenues from the sale of Neuromins(TM), a DHA dietary supplement. Martek has incurred losses in each year since its inception. At January 31, 1998, the Company's accumulated deficit was $48,549,000. The Company expects to continue to expand its research and development effort, optimize oil production and increase its product marketing activities. As a result, Martek expects its losses to continue and possibly increase for at least the first half of 1998, or until significant sales of its nutritional oils and Neuromins(TM) DHA products occur and/or significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues.

     Four of the Company's licensees have introduced term infant formula products containing Martek's oils in Spain, Israel, and Australia and three of the Company's licensees have introduced preterm infant formula products containing Martek's DHA and ARA in thirty countries. Management is not able to predict, however, when, or if, any of these licensees will expand or introduce new offerings of products containing Martek's oils. Management does not believe that broad introductions of term infant formulas containing these oils will occur before the middle of 1998, at the earliest. Revenues from preterm uses of Martek's oils will not, alone, significantly reduce Martek's losses. Because the extent and timing of future oils-related revenues are largely dependent upon the Company's licensees, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

Results of Operations - Comparison of Quarters Ended January 31, 1998 and 1997

     Revenues for the quarter ended January 31 were $2,287,000, a 139% increase from revenues of $957,000 for the same period in 1997, primarily due to increased license fees and nutritional product sales. The increase in license fees of $850,000 is due to the recognition of a $1,125,000 fee associated with a pre-1998 licensing arrangement. Total product sales during the first quarter of 1998 increased by $484,000, or 93%, over the first quarter of 1997. Sales of nutritional products, including Neuromins(TM) capsules, increased by $402,000, or 281%, in the first quarter of 1998 when compared to the same period in 1997. First quarter sales of other commercial products increased by $82,000, or 22% from the same period in 1997. During the first quarter of 1998 royalty revenue increased by $54,000, or over thirteen-fold when compared to the first quarter of 1997. Revenues from research and development contracts and grants decreased 58% in the first quarter of 1998 over the first quarter of 1997.

     Cost of product sales increased to 83% for the first quarter of 1998, up from 71% for the first quarter of 1997 because of both the significant contribution and the delayed timing of royalty income, and continued production optimization. This increase resulted primarily from the cost of Martek's nutritional oils sold to infant formula manufacturers which represented a higher percentage of the product mix in the first quarter of 1998 compared to the first quarter of 1997. Infant formula royalties may comprise up to half of revenues from oil sold for such purposes, however, there is an approximately nine month delay after the initial sale of oil until these royalties are received and recognized as revenue. Accordingly, royalty revenues are not included in product sales, thereby creating a significantly higher cost of goods sold as a percentage of revenues than would have been the case if royalties were incorporated into the product price and recognized at the same time as the product sales. As sales volume increases, and manufacturing efficiencies and optimization occurs, management believes that the cost of production of its nutritional oils will decrease. The Company believes that a significant continued optimization effort will be required for at least the next year. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils in order to manufacture commercial quantities at a reasonable cost, or continue to comply with applicable regulatory requirements, including GMP, or that its facilities will be sufficient to meet the demand for the oils.

     Research and development costs decreased by $242,000, or 8%, in the first quarter of 1998 when compared to the same period in 1997. Consistent with the Company's plans, nutritional oils development costs comprised over 75% of all R&D costs as a result of the Company's continued development efforts to optimize its production process. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large-scale fermentation and oil extraction processes.

     Selling, general and administrative expenses increased by $383,000, or 24%, over the first quarter of 1997 primarily due to increased marketing and promotion of the Company's product lines including an expanded advertising program. Other income was $234,000 lower during the first quarter of 1998 than in the first quarter of 1997 primarily due to a decrease in the amount of interest earned on the investment of funds received in the Company's 1995 public offering as funds are being used to support Company operations.

     As a result of the foregoing, net loss for the first quarter of 1998 was $2,961,000, or $.22 per share, compared to a net loss of $3,452,000, or $.26 per share for first quarter of 1997.

Recent Accounting Pronouncements

     In 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company's per share amounts for all periods presented conform to SFAS No. 128 requirements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both Statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

Impact of Year 2000

     Management is studying the implications of the Year 2000 on its information systems. However, based on the business risk associated with the Company's information systems, Management does not anticipate that the year 2000 will have a significant impact on its information systems or result in a significant commitment of resources to resolve potential problems associated with this event.

Liquidity and Capital Resources

     Cash, cash equivalents, short-term investments and marketable securities decreased by $4,561,000 in the first quarter of 1998 resulting in a cash balance of $2,925,000 and a balance of $13,189,000 in short-term investments and marketable securities at January 31, 1998. Capital expenditures of $382,000 were made in the first quarter of 1998, a significant portion of which represents upgrades to the Company's fermentation and oil processing facilities in Winchester, Kentucky. Management expects additional capital expenditures of at least $1,600,000 in 1998 as a result of escalating fermentation and oil processing activities at the facility.

     Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(TM), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: the speed at which Martek's infant formula licensees incorporate Martek's oils into their term infant formula products; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearance for those products subject to regulatory clearance, the costs involved in filing, protecting and enforcing patents and other intellectual property rights; competing technological and market developments; the costs of manufacturing facilities for those products the Company chooses to manufacture itself; the costs of commercializing its products; and the extent of future facilities expansion and collaborative partnerships. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $1,600,000 are expected in 1998. Expenditures beyond 1998 will depend in part on production capacity needs, the extent of development and implementation of process improvements and the success of previously implemented improvements.

     Management believes its existing capital resources, consisting primarily of cash, short-term investments and marketable securities will provide adequate capital for at least the next 12 months. However, due to the Company's expectations of growth and the rapidly changing nature of the markets in which it competes, no prediction can be made with certainty of the Company's need for additional capital or its liquidity position over the long term. The Company intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements. Management is also likely to pursue other methods of financing its activities in 1998, including asset-based borrowing, equity issuances, additional lease financing and collaborative arrangements with partners if such methods are available to the Company and on favorable terms. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

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

                         MARTEK BIOSCIENCES CORPORATION
                                  (Registrant)






Date:  March 17, 1998      /s/ Peter L. Buzy
       --------------      -----------------------------------------------------
                           Peter L. Buzy, Chief Financial and Accounting Officer