Form 10-Q
period 1998-04-30
MARTEK BIOSCIENCES CORP
filed 1998-06-15
CIK 892025

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                               FORM 10-Q

         [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended April 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


    Common stock, par value $.10 per share: 14,863,749 shares outstanding as of June 9, 1998

                              PART I - FINANCIAL
                                 INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)

--------------------------------------------------------------------------------
                                               April 30,          October 31,
                                                 1998                1997
--------------------------------------------------------------------------------
                                              (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                  $11,349            $1,977
     Short-term investments and
        marketable securities                    12,106            18,698
     Accounts receivable                            968             1,181
     Inventories  (Note 3)                        4,014             2,906
     Prepaid expenses                               230               318
     Other current assets                            70               273
                                              ----------------------------------
Total current assets                             28,737            25,353
Property, plant and equipment, net               16,133            15,989
                                              ----------------------------------

                                                $44,870           $41,342
                                              ==================================


Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                           $   548            $1,008
     Accrued liabilities                          1,292             1,041

     Current portion of notes payable             1,323             1,314
                                              ----------------------------------
Total current liabilities                         3,163             3,363
Long-term portion of notes payable                2,636             3,292
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock, $.01 par value,
        4,700,000 shares authorized;
        none issued or outstanding.                 ---               ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding.     ---               ---
     Common stock, $.10 par value; 30,000,000
        shares authorized; 14,577,987
        and 13,673,659 shares issued and
        outstanding at April 30, 1998
        and October 31, 1997, respectively.       1,458             1,367
     Additional paid-in capital                  89,996            78,908
     Accumulated deficit                        (52,383)          (45,588)
                                              ----------------------------------
Total stockholders' equity                       39,071            34,687
                                              ----------------------------------

                                                $44,870           $41,342
                                              ==================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except per share data)

                                      Three months               Six months
                                    ended April 30,            ended April 30,
                                     1998      1997           1998       1997
--------------------------------------------------------------------------------

Revenues:
     Product Sales:
        Nutritional product sales   $763        $510        $1,308        $653
        Other product sales          643         414         1,104         793
                                 ---------------------     ---------------------
     Total Product Sales           1,406         924         2,412       1,446
     License fees and related
       revenues                      ---         ---         1,143         293
     Royalties                        62           5           120           9
     Research and development
       contracts and grants          128         136           186         274
     Third party contract
       revenue                       ---         ---            22         ---
                                 ---------------------     ---------------------
Total revenues                     1,596       1,065         3,883       2,022
Costs and expenses:
     Cost of product sales         1,104         782         1,938       1,152
     Research and development      2,259       2,798         4,900       5,681
     Selling, general and
       administrative              2,193       2,224         4,154       3,802
                                 ---------------------     ---------------------
Total costs and expenses           5,556       5,804        10,992      10,635
                                 ---------------------     ---------------------
Loss from operations              (3,960)     (4,739)       (7,109)     (8,613)
Other income (expense):
     Miscellaneous income             21          19            42          27
     Interest income                 196         437           460         954
     Interest expense                (91)       (109)         (188)       (212)
                                 ---------------------     ---------------------
Total other income                   126         347           314         769
                                 ---------------------     ---------------------

Net loss                         ($3,834)    ($4,392)      ($6,795)    ($7,844)
--------------------------------------------------------------------------------

Net loss per share (Note 5)       ($0.28)     ($0.32)       ($0.49)     ($0.58)
--------------------------------------------------------------------------------

Weighted average common
shares outstanding            13,865,986  13,556,755    13,795,299  13,490,618
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                    Six Months ended April 30,
--------------------------------------------------------------------------------
                                                       1998            1997
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                           ($6,795)        ($7,844)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       663             531
     Changes in assets and liabilities:
        Accounts receivable                              213            (475)
        Inventories                                   (1,108)           (222)
        Prepaid expenses                                  88            (227)
        Other current assets                             203            (103)
        Accounts payable                                (460)             37
        Accrued liabilities                              251            (144)
                                                 -------------------------------
  Net cash used in operating activities               (6,945)         (8,447)

Investing activities:
     Change in short-term investments
       and marketable securities                       6,592           2,652
     Purchase of property, plant and equipment          (807)         (1,061)
                                                 -------------------------------
  Net cash provided by investing activities            5,785           1,591

Financing activities:
     Proceeds from issuance of common stock
       in private placement                           10,010             ---
     Proceeds from the exercise of warrants
       and options                                     1,169             421
     Borrowings on notes payable                         ---           4,000
     Repayment of notes payable                         (647)         (4,346)
                                                 -------------------------------
  Net cash provided by financing activities           10,532              75
                                                 -------------------------------

  Net increase (decrease) in cash and
     cash equivalents                                  9,372          (6,781)
  Cash and cash equivalents at beginning of year       1,977           8,633
                                                 -------------------------------

  Cash and cash equivalents at end of period         $11,349          $1,852
                                                 ===============================





See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statement of Stockholders' Equity
(Unaudited - $ in thousands)


                                                Additional
                                                 Paid-In   Accumulated
                                 Common Stock     Capital     Deficit     Total
                          ------------------------------------------------------
                              Shares    Amounts

Balance at
October 31, 1997          13,673,659    $1,367    $78,908   ($45,588)   $34,687
--------------------------------------------------------------------------------

Issuance of common stock
in private placement         655,563        66      9,944        ---     10,010

Exercise of stock options
and warrants                 248,765        25      1,144        ---      1,169

Net loss                         ---       ---        ---     (6,795)    (6,795)
--------------------------------------------------------------------------------


Balance at
April 30, 1998            14,577,987    $1,458    $89,996   ($52,383)   $39,071
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1997.

2.  Commitment and Contingencies

The Company had commitments at April 30, 1998 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through April 30, 1998, would not have a material effect on the financial statements.

The Company has licensed certain technologies and recognized license fee revenue under various agreements. License fees are not recorded as revenue until the earnings process is complete and amounts are not subject to refund. In January, 1998, a license fee of $1,125,000 associated with a pre-1998 licensing arrangement was recognized.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

3.  Inventories

Inventories consist of the following:

                                                   April 30,      October 31,
                                                     1998           1997
                                                  ----------     ----------
                           Finished products      $2,074,714     $1,661,439
                           Work in process         1,623,549        909,932
                           Raw materials             315,546        334,081
                                                  ----------     ----------
                                                  $4,013,809     $2,905,452
                                                  ==========     ==========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.  Income Taxes

At April 30, 1998, the Company had net operating loss carryforwards of approximately $65,442,000 for income tax purposes that expire in years 2000 through 2012.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50 percent. The Company has had significant ownership changes in the past, including an initial public offering of its common stock in December 1993 and a follow-on public offering of its common stock in October 1995, which may have caused these limitations to apply.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of April 30, 1998 and October 31, 1997 are as follows:

                                                      April 30,      October 31,
                                                        1998            1997
                                                    ----------      ----------
       Deferred tax assets:
          Write-off of patent                      $   403,000     $   328,000
          Other Deferred Tax Assets                     44,000          44,000
          Net operating loss carryforwards          26,177,000      23,459,000
                                                    ----------      ----------
               Total deferred tax assets           $26,624,000     $23,831,000
                                                   ===========     ===========
                 Valuation allowance for net
                  deferred tax assets             ($26,624,000)   ($23,831,000)
                                                  ============     ============
            Net deferred tax assets                $       ---     $        ---
                                                  ============     ============


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

6.  Private Placement of Common Stock

On April 27, 1998, 655,563 shares of the Company's common stock and warrants to purchase 196,670 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $10 million. The warrants are exercisable for a period of three years from date of issuance at a price of $18.76. The investors have also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants, at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the initial issuance price of $15.63. In consideration for the additional $10.25 million two-year funding commitment, the Company is obligated to issue the investors additional warrants to purchase up to 51,250 shares of common stock at the end of each of year one and year two if the Company does not utilize the additional funding by such dates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including statements concerning: (1) expectations regarding future product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding future efficiencies in manufacturing processes and the cost of production of nutritional oils; (4) future research and development costs and; (5) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Such statements involve risks and uncertainties that could cause actual results to differ materially due to a variety of risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to its report on Form 10-K and its S-3 filed on May 29, 1998.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. The Company's products include:
(1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients which play a central role in the development of the eyes and central nervous system; (2) high value reagents to visualize molecular interactions for drug discovery and development; and (3) new and powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its reagent products. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996 Martek began to realize revenues from the sale of Neuromins(TM), a DHA dietary supplement. In 1998, Martek first realized revenues from the sale of its new fluorescent pigments.

Martek has incurred losses in each year since its inception. At April 30, 1998, the Company's accumulated deficit was $52,383,000. The Company expects to continue to expand its research and development effort, optimize oil production and increase its product marketing activities. As a result, Martek,s losses could increase for at least the next six months, or until significant sales of its nutritional oils and Neuromins (TM) DHA products occur and/or significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues.

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains strong and that sales in 1998 and 1999 will surpass prior year levels. Specifically, management believes that for the balance of the fiscal year and 1999: (1) Infant formula containing Martek's oils will be introduced in additional countries; (2) sales and royalties from the Company's infant formula licensees will continue to grow;
(3) distribution of the Company's Neuromins capsules will expand; (4) sales of high value products from the Company's stable isotope group will increase and;
(5) diagnostic products will contribute to product sales.

Management believes that humans throughout life will benefit from DHA supplementation. This should represent a far larger market for DHA than the market for infants. To realize this market, the Company is pursuing a long-term marketing partnership with a large nutritional products and/or pharmaceutical company to promote Martek's non-infant formula nutritional oil products. Because of this objective, shorter-term marketing arrangements of lesser scope have been avoided, thus modestly sacrificing some short-term product sales.

Four of the Company's licensees have introduced term infant formula products containing Martek's oils in Spain, Israel, and Australia and three of the Company's licensees have introduced preterm infant formula products containing Martek's DHA and ARA in thirty countries. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, significantly higher revenue related to infant formula sales prior to fiscal 1999 may not be achieved and management is unable to predict accurately when such events will occur. That notwithstanding, management anticipates that product sales, including sales from infant formula related products, will overall increase in both fiscal 1998 and fiscal 1999.

Results of Operations - Comparison of Quarters and Six Months Ended April 30, 1998 and 1997

Revenues for the quarter ended April 30, 1998 were $1,596,000, a 50% increase from revenues of $1,065,000 for the same period in 1997, primarily due to increased product sales. Revenues for the six-month period ended April 30, 1998 were $3,883,000, an increase of $1,861,000 or 92%, from the same period in 1997. Total product sales during the second quarter and six months ended April 30, 1998, increased by $482,000 and $966,000 or 52% and 67%, respectively, from the same periods in 1997. Sales of nutritional products including Neuromins(TM) capsules, increased nearly 50% for the second quarter and over 100% for the first six months of 1998, when compared to the same periods in 1997, primarily due to increased sales of Martek's oils to infant formula manufacturers. Sales of products for drug discovery and diagnostics increased 55% for the second quarter and 39% for the first six months of 1998, when compared to the same periods in 1997.

Royalty revenues increased over twelve-fold in the second quarter of 1998 compared to the second quarter of 1997 and over thirteen-fold for the first six months of 1998 compared to the same period in 1997. Revenues from research and development contracts and grants decreased by 6% in the second quarter of 1998 when compared to the second quarter of 1997 and decreased 32% for the six months ended April 30, 1998 from the same period in 1997.

Cost of product sales decreased to 79% of revenues from product sales for the second quarter of 1998 from 85% for the second quarter of 1997. For the six-month period ended April 30, 1998 cost of product sales remained at 80% of revenues from product sales, consistent with the same period in 1997. Cost of oil sales to infant formula manufacturers will remain a high percent because infant formula royalties, which are almost equal to the sales price, are not included in product sales and therefore understate the true sales price by almost 50%. There is an approximately nine month delay after the initial sale of oil until these royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized at the same time as the product sale. In addition, oil production costs remain high due to the current low volume of production and because the production process requires further optimization. As sales volume increases, and manufacturing efficiencies and optimization occurs, Management believes that the cost of production of the nutritional oils products will continue to decrease.

Research and development costs decreased by $539,000, or 19%, in the second quarter of 1998 as compared to the second quarter of 1997. For the six-month period ended April 30, 1998, research and development costs decreased $781,000 or 14% when compared to the same period in 1997. These decreases resulted from the conversion of certain development efforts to production efforts. Consistent with the Company's plans, nutritional oils development costs accounted for over 75% of all research and development costs as a result of the Company's continued development efforts to refine its production process. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large-scale fermentation and oil extraction processes.

Selling, general and administrative expenses decreased by $31,000, or 1%, during the second quarter of 1998 and increased by $352,000 or 9%, in the six months ended April 30, 1998 over the second quarter and six months ended April 30, 1997, respectively. These costs increased for the six month period primarily due to marketing, advertising and public awareness costs resulting from the commercialization of the Company's Neuromins(TM) products. Other income was $221,000 lower during the second quarter of 1998 than in the second quarter of 1997 and $455,000 lower in the first six months of 1998 than in the first six months of 1997. These decreases are due primarily to a decrease in the amount of interest earned on the investment of funds received in the Company's 1995 public offering as funds are being used to support Company operations.

As a result of the foregoing, net loss for the second quarter of 1998 was $3,834,000, or $.28 per share, compared to a net loss of $4,392,000, or $.32 per share for the second quarter of 1997. A net loss of $6,795,000 or $.49 per share for the six months ended April 30, 1998, was a decrease from a net loss of $7,844,000 or $.58 per share for the same period in 1997.

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

Impact of Year 2000

The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Management is in the process of evaluating the business risk associated with the Company's information systems. Based upon the information known at this time about the Company's current systems, management does not anticipate that the "Year 2000" issue will have a significant impact on its information systems. However, there can be no assurance that "Year 2000" issues will not require a significant commitment of resources to resolve potential problems.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities increased by $2,780,000 in the first six months of 1998, primarily due to the funds raised in the private placement of common stock in April discussed in Note 6 above, resulting in a cash balance of $11,349,000 and a balance of $12,106,000 in short-term investments and marketable securities at April 30, 1998. Capital expenditures of $415,000 and $807,000 were made in the second quarter and the six month period ending April 30, 1998, respectively, a significant portion of which represents upgrades to the Company's fermentation and oil processing facilities in Winchester, Kentucky. Management expects additional capital expenditures of at least $1,200,000 in 1998 as a result of escalating fermentation and oil processing activities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(TM), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $1,200,000 are expected in 1998. Expenditures beyond 1998 will depend in part on production capacity needs, the extent of development and implementation of process improvements and the success of previously implemented improvements.

Management believes its existing capital resources, consisting primarily of cash, short-term investments and marketable securities will provide adequate capital for at least the next 18 months. However, due to the Company's expectations of growth and the rapidly changing nature of the markets in which it competes, no prediction can be made with certainty of the Company's need for additional capital or its liquidity position over the long term. The Company intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements. Should the Company need to raise addtional funds, there can be no assurance that such funds will be available to the Company on acceptable terms, if at all.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

The following information relates to the issuance of Martek securities as part of the Common Stock and Warrant Purchase Agreement dated April 27, 1998:

       Name of                                     Number of warrants to
                             Shares of Martek    purchase shares of Martek
    Shareholder            common stock received   common stock received

Vector Later-Stage
Equity Fund II, L.P.              79,947                   23,984

Vector Later-Stage
Equity Fund II, (QP), L.P.       239,840                   71,952

Moore Global
Investments, Ltd.                236,003                   70,801

Remington Investment
Strategies, L.P.                  51,805                   15,542

J.N. Whipple, III                 31,979                    9,594

Buena Vista Partners, LLC         15,989                    4,797
                               ----------               ----------
                                 655,563                  196,670


The warrants are exercisable for a period of three years from the date of initial issuance at $18.76/share.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matter to a vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on March 5, 1998. The following items were voted on at the Annual Meeting:

         The following members were elected to the Company's Board of Directors to hold office for the periods indicated below:

                                    Elected Until
                                    Annual Meeting
         Nominee                     To Be Held      In Favor      Withheld

         Douglas J. MacMaster Jr.      2001         12,680,636      20,358
         John H. Mahar                 2001         12,680,636      20,358
         Eugene H. Rotberg             2001         12,680,436      20,558

Directors Continuing in Office:

         Bruce E. Elmblad
         Richard J. Radmer
         William D. Smart
         Jules Blake
         Ann L. Johnson
         Henry Linsert Jr
         Sandra Panem

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits: 4.2 Common Stock and Warrant Purchase Agreement dated April 27, 1998 by and among the Company and Purchasers (Filed as Exhibit 4.2 to the Registrants Registration Statement on Form S-3, (File No. 333-53803), filed on May 28, 1998, and incorporated herein by reference.)

                      99.1 Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
Reform Act of 1995.

     (b) Reports on Form 8-K: Form 8-K dated April 27, 1998 (and incorporated herein by reference.)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MARTEK BIOSCIENCES CORPORATION
                                                      (Registrant)






Date:  June 15, 1998                         /s/ Peter L. Buzy
       -------------                         ------------------------------
                                             Peter L. Buzy, Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)