Form 10-Q
period 1998-07-31
MARTEK BIOSCIENCES CORP
filed 1998-09-14
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

         [ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1998

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      Common stock, par value $.10 per share: 14,879,434 shares outstanding as of September 8, 1998

                               PART I - FINANCIAL
                                 INFORMATION

Item 1. Financial Statements.

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)

--------------------------------------------------------------------------------
                                                 July 31,         October 31,
                                                   1998              1997
--------------------------------------------------------------------------------
                                               (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                     $3,524            $1,977
     Short-term investments and
        marketable securities                      18,694            18,698
     Accounts receivable                              746             1,181
     Inventories  (Note 3)                          4,137             2,906
     Other current assets                             455               591
                                              ----------------------------------
Total current assets                               27,556            25,353
Property, plant and equipment, net                 16,227            15,989
                                              ----------------------------------
                                                  $43,783           $41,342
                                              ==================================

Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                             $   614            $1,008
     Accrued liabilities                            1,143             1,041
     Current portion of notes payable               1,328             1,314
                                              ----------------------------------
Total current liabilities                           3,085             3,363
Long-term portion of notes payable                  2,298             3,292
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock, $.01 par value,
        4,700,000 shares authorized;
        none issued or outstanding.                  ---               ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding.      ---               ---
     Common stock, $.10 par value; 30,000,000
        shares authorized; 14,873,384
        and 13,673,659 shares issued and
        outstanding at July 31, 1998
        and October 31, 1997, respectively.         1,487             1,367
     Additional paid-in capital                    92,796            78,908
     Accumulated deficit                          (55,883)          (45,588)
                                              ----------------------------------
Total stockholders' equity                         38,400            34,687
                                              ----------------------------------

                                                  $43,783           $41,342
                                              ==================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except per share data)

                                        Three months            Nine months
                                       ended July 31,          ended July 31,
--------------------------------------------------------------------------------
                                      1998       1997         1998       1997
--------------------------------------------------------------------------------

Revenues:
     Product Sales:
        Nutritional product sales     $619       $539       $1,927      $1,192
        Other product sales            491        436        1,595       1,229
                                  --------------------    ----------------------
     Total Product Sales             1,110        975        3,522       2,421
     License fees and related
       revenues                       ---         ---        1,143         293
     Royalties                         67           7          187          16
     Research and development
       contracts and grants           140         101          326         375
     Third party contract
       revenue                        ---         ---           22         ---
                                  --------------------    ----------------------
Total revenues                      1,317       1,083        5,200       3,105
Costs and expenses:
     Cost of product sales            887         773        2,825       1,925
     Research and development       2,575       2,716        7,475       8,397
     Selling, general and
       administrative               1,551       1,730        5,705       5,532
                                  --------------------    ----------------------
Total costs and expenses            5,013       5,219       16,005      15,854
                                  --------------------    ----------------------
Loss from operations               (3,696)     (4,136)     (10,805)    (12,749)
Other income (expense):
     Miscellaneous income              25          18           67          45
     Interest income                  341         400          801       1,354
     Interest expense                (170)       (111)        (358)       (323)
                                  --------------------    ----------------------
Total other income                    196         307          510       1,076
                                  --------------------    ----------------------

Net loss                          ($3,500)    ($3,829)    ($10,295)   ($11,673)
--------------------------------------------------------------------------------

Net loss per share (Note 5)        ($0.24)     ($0.28)      ($0.73)     ($0.86)
--------------------------------------------------------------------------------

Weighted average common
shares outstanding             14,833,397  13,609,781   14,145,134  13,530,766
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                     Nine Months ended July 31,
--------------------------------------------------------------------------------
                                                       1998            1997
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                          ($10,295)       ($11,673)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                     1,001             861
     Changes in assets and liabilities:
        Accounts receivable                              435            (221)
        Inventories                                   (1,231)           (844)
        Other current assets                             136            (146)
        Accounts payable                                (394)            (25)
        Accrued liabilities                              102            (279)
                                                 -------------------------------
  Net cash used in operating activities              (10,246)        (12,327)

Investing activities:
     Change in short-term investments
       and marketable securities                           4           8,579
     Purchase of property, plant and equipment        (1,239)         (1,411)
                                                 -------------------------------
  Net cash provided by (used in)
       investing activities                           (1,235)          7,168

Financing activities:
     Proceeds from issuance of common stock
       in private placement                           10,010             ---
     Proceeds from the exercise of warrants
       and options                                     3,998             514
     Borrowings on notes payable                         ---           4,000
     Repayment of notes payable                         (980)         (4,652)
                                                 -------------------------------
  Net cash provided by (used in)
     financing activities                             13,028            (138)
                                                 -------------------------------

  Net increase (decrease) in cash and
     cash equivalents                                  1,547          (5,297)
  Cash and cash equivalents at beginning of year       1,977           8,633
                                                 -------------------------------

  Cash and cash equivalents at end of period          $3,524          $3,336
                                                 ===============================





See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statement of Stockholders' Equity
(Unaudited - $ in thousands)


                                                Additional
                                                Paid-In     Accumulated
                                Common Stock    Capital       Deficit    Total
                  --------------------------------------------------------------
                             Shares    Amounts

Balance at
October 31, 1997          13,673,659   $1,367    $78,908    ($45,588)  $34,687
--------------------------------------------------------------------------------

Issuance of common stock
in private placement         655,563       66      9,944        ---     10,010


Exercise of stock options
and warrants                 544,162       54      3,944        ---      3,998


Net loss                        ---       ---       ---      (10,295)  (10,295)
--------------------------------------------------------------------------------


Balance at
July 31, 1998             14,873,384    $1,487   $92,796    ($55,883)  $38,400
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1997.

2.  Commitment and Contingencies

The Company had commitments at July 31, 1998 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through July 31, 1998, would not have a material effect on the financial statements.

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

3.  Inventories

Inventories consist of the following:

                                                 July 31,        October 31,
                                                   1998             1997
                                                ----------       ----------
                      Finished products         $2,160,896       $1,661,439
                      Work in process            1,689,516          909,932
                      Raw materials                286,909          334,081
                                                ----------       ----------
                                                $4,137,321       $2,905,452
                                                ==========       ==========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.  Income Taxes

At July 31, 1998, the Company had net operating loss carryforwards of approximately $68,942,000 for income tax purposes that expire in years 2000 through 2012.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of July 31, 1998 and October 31, 1997 are as follows:

                                                      July 31,     October 31,
                                                        1998          1997
                                                    ------------   -----------
         Deferred tax assets:
            Write-off of patent                     $   403,000    $   328,000
            Other                                        44,000         44,000
            Net operating loss carryforwards         27,577,000     23,459,000
                                                    ------------   -----------
               Total deferred tax assets            $28,024,000    $23,831,000
                                                    ============   ===========
                 Valuation allowance for net
                  deferred tax assets              ($28,024,000)  ($23,831,000)
                                                    ============  ============
            Net deferred tax assets                 $       ---    $       ---
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including statements concerning: (1) expectations regarding future product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding future efficiencies in manufacturing processes and the cost of production of the Company's nutritional oils; (4) future research and development costs and; (5) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements may relate to such matters as the Company's ability to generate future revenues and the potential commercialization of the Company's products including production efficiencies and include those statements containing words such as "will," "should," "could," "anticipate," "believe," "plan," estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors including without limitation those factors set forth in Exhibit 99.1 to this report and from time to time in the Company's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. The Company's products include:
(1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients which play a central role in the development of the eyes and central nervous system; (2) high value reagents to visualize molecular interactions for drug discovery and development; and (3) new and powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its reagent products. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(TM), a DHA dietary supplement. In 1998, Martek first realized revenues from the sale of its new fluorescent pigments.

Martek has incurred losses in each year since its inception. At July 31, 1998, the Company's accumulated deficit was $55,883,000. The Company expects to continue to expand its research and development effort, optimize oil production and increase its product marketing activities. As a result, Martek's losses could increase for at least the next six months, or until significant sales of its nutritional oils and Neuromins (TM) DHA products occur and/or significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues.

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains strong and that sales for fiscal 1998 and 1999 are expected to surpass prior year levels. Specifically, management believes that for the balance of the fiscal year and 1999: (1) Infant formula containing Martek's oils will be introduced in additional countries; (2) sales and royalties from the Company's infant formula licensees will continue to grow; (3) distribution of the Company's Neuromins capsule products will expand; (4) sales of new high value products from the Company's stable isotope group will increase and; (5) diagnostic products will contribute to product sales.

Management believes that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, the Company is pursuing a long-term marketing partnership with a large nutritional products and/or pharmaceutical company to promote Martek's non-infant formula nutritional oil products. Because of this objective, shorter-term marketing arrangements of lesser scope have been avoided, thus sacrificing some short-term product sales.

Four of the Company's licensees have introduced term infant formula products containing Martek's oils in Spain, Israel, Australia and New Zealand and three of the Company's licensees have introduced preterm infant formula products containing Martek's DHA and ARA in 35 countries. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, significantly higher revenue related to infant formula sales prior to fiscal 1999 will not be achieved and management is unable to predict accurately when such events will occur. That notwithstanding, management anticipates that product sales, including sales from infant formula related products, will overall increase in both fiscal 1998 and fiscal 1999.

Results of Operations - Comparison of Quarters and Nine Months Ended July 31, 1998 and 1997

Revenues for the quarter ended July 31, 1998 were $1,317,000, a 22% increase from revenues of $1,083,000 for the same period in 1997, primarily due to increased product sales and royalty revenues from licensee sales of infant formula containing Martek's oils. Revenues for the nine-month period ended July 31, 1998 were $5,200,000, an increase of $2,095,000 or 67%, from the same period in 1997 also due to increased product sales and royalty revenues, as well as increased license fees. Total product sales during the third quarter and nine months ending July 31, 1998, increased by $135,000 and $1,101,000 or 14% and 45%, respectively, from the same periods in 1997. Sales of nutritional products including Neuromins(TM) capsules, increased nearly 15% for the third quarter and almost 62% for the first nine months of 1998, when compared to the same periods in 1997, primarily due to increased sales of Martek's oils to infant formula manufacturers. Sales of products for drug discovery and diagnostics increased 13% for the third quarter and 30% for the first nine months of 1998, when compared to the same periods in 1997.

Royalty revenues increased nearly ten-fold in the third quarter of 1998 compared to the third quarter of 1997 and almost twelve-fold for the first nine months of 1998 compared to the first nine months of 1997, primarily due to the additional revenue generated from introductions of pre-term and term infant formulas containing Martek's oils by the Company's licensees in 1998. Revenues from research and development contracts and grants increased by 39% in the third quarter of 1998 compared to the third quarter of 1997 and decreased 13% for the nine months ended July 31, 1998 from the same period in 1997.

Cost of product sales increased slightly to 80% of revenues from product sales for the third quarter of 1998 compared to 79% for the third quarter of 1997. For the nine-month period ended July 31, 1998, cost of product sales remained at 80% of revenues from product sales, consistent with the same period in 1997. Cost of sales will continue to fluctuate based on the mix of product sales, which in 1998 includes a higher level of low margin sales to infant formula manufacturers and a lower mix of higer margin Neuromins(TM) capsule sales compared to the same periods in 1997. Sales to infant formula manufacturers will remain low margin because infant formula royalties, which are almost equal to the sales price, are not included in product sales and therefore understate the true sales price by almost 50%. There is an approximately nine month delay after the initial sale of oil until these royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized at the same time as the product sale. In addition, oil production costs remain high due to the current low volume of production and because the production process requires further optimization. As sales volume increases, and manufacturing efficiencies and optimization occurs, Management believes that the cost of production of the nutritional oils products will decrease.

Research and development costs decreased by $141,000 or 5%, in the third quarter of 1998 as compared to the third quarter of 1997. For the nine-month period ended July 31, 1998, research and development costs decreased $922,000 or 11% when compared to the same period in 1997. These decreases resulted from the conversion of certain development efforts to production efforts. Consistent with the Company's plans, nutritional oils development costs accounted for over 75% of all research and development costs as a result of the Company's continued development efforts to refine its production process. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large-scale fermentation and oil extraction processes.

Selling, general and administrative expenses decreased by $179,000, or 10%, during the third quarter of 1998 and increased by $173,000 or 3%, in the nine months ended July 31, 1998 over the third quarter and nine months ended July 31, 1997, respectively. These costs increased for the nine-month period primarily due to marketing, advertising and public awareness costs resulting from the commercialization of the Company's Neuromins(TM) products. Other income was $111,000 lower during the third quarter of 1998 than in the third quarter of 1997 and $566,000 lower in the first nine months of 1998 than in the first nine months of 1997. These decreases are due primarily to lower amounts of interest being earned on investments as funds are being used to support Company operations.

As a result of the foregoing, net loss for the third quarter of 1998 was $3,500,000, or $.24 per share, compared to a net loss of $3,829,000, or $.28 per share for the third quarter of 1997. A net loss of $10,295,000 or $.73 per share for the nine months ended July 31, 1998, was a decrease from a net loss of $11,673,000 or $.86 per share for the same period in 1997.

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

Impact of Year 2000

The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Management has evaluated the business risk associated with the Company's information systems as minimal and has completed more than 50% of its "Year 2000" compliance implementation. The costs incurred to date have not had a material impact on the Company's operations and management does not anticipate that future costs will be material. However, there can be no assurance that "Year 2000" issues will not require a significant commitment of resources to resolve potential problems.

Liquidity and Capital Resources

Cash, cash equivalents, short-term investments and marketable securities increased by $1,543,000 in the first nine months of 1998, primarily due to the funds raised in the private placement of common stock in April 1998 and the exercise of outstanding warrants related to the Company's 1995 private financing, both offset by $11,481,000 of funds used in operating and investment activity during the nine months ended July 31, 1998. Funds used in operating activities for the first nine months of 1998 included $1,231,000 related to the expansion of the Company's inventory in anticipation of further commercial introductions of the Company's products. Capital expenditures of $432,000 and $1,239,000 were made in the third quarter and the nine month period ending July 31, 1998, respectively, a significant portion of which represents upgrades to the Company's fermentation and oil processing facilities in Winchester, Kentucky. As a result, the Company had a cash balance of $3,524,000 and a balance of $18,694,000 in short-term investments and marketable securities at July 31, 1998. Management expects additional capital expenditures of up to $500,000 in 1998 as a result of escalating fermentation and oil processing activities at the facility.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(TM), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing up to $500,000 are expected in 1998. Expenditures beyond 1998 will depend in part on production capacity needs, the extent of development and implementation of process improvements and the success of previously implemented improvements.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

In order to present a proposal at Martek's 1999 annual meeting of stockholders, a Martek stockholder must provide written notice of the proposal to the Company no later than December 16, 1998. The Company intends to use discretionary voting authority with respect to any matter that is brought before the 1999 annual meeting of stockholders of which the Company has not received written notice by December 16, 1998. Notice must be sent to: Martek Biosciences Corporation, Attention Chief Financial Officer, 6480 Dobbin Road, Columbia, Maryland 21045.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K: None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MARTEK BIOSCIENCES CORPORATION
                                                    (Registrant)







Date:  September 14, 1998                   /s/ Peter L. Buzy
       -------------------                  ------------------------------
                                            Peter L. Buzy, Chief Financial
                                            Officer(Principal Financial
                                            and Chief Accounting Officer)