Form 10-K405
period 1998-10-31
MARTEK BIOSCIENCES CORP
filed 1999-01-29
CIK 892025

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  ------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998     Commission file number: 0-22354

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of Common Stock held by non-affiliates of registrant is $95,573,135 (based upon a last sale price of $8.75 per share of the Common Stock as reported on the NASDAQ National Market System on January 15, 1999). The number of shares of Common Stock outstanding as of January 15, 1999 was 14,909,954.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1998 are incorporated by reference into Part II of this Report. Certain portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

ITEM I.  BUSINESS.

                                    OVERVIEW

        Martek Biosciences Corporation ("Martek") is a leader in the development and commercialization of high value products derived from microalgae. Martek's leading products are nutritional oils used as ingredients in infant formula and encapsulated for use as dietary supplements. The Company's nutritional oils are comprised of fatty acid components which many researchers believe may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Martek has licensed these oils to six infant formula manufacturers, representing over 40% of the estimated $5 billion worldwide market for infant formula. Four of these licensees are marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula products containing the Company's oils in 50 countries. Additional applications of the Company's platform technology include currently marketed products and technologies to assist in drug discovery and diagnostics. Martek intends to continue to exploit the largely untapped commercial opportunities of microalgae. To that end, the Company maintains a library of more than 3,000 live microalgal species and a related database, which it believes are among the largest such resources available worldwide.

        Nutritional Oils for Infant Formula, Dietary Supplementation and Other Applications. Using its proprietary technology, Martek has developed nutritional oils, which provide two essential fatty acids that are naturally present in breast milk but are not available in most infant formulas. The predominant fatty acid components of these oils, docosahexaenoic acid ("DHA") and arachidonic acid ("ARA"), are produced from microalgae and fungi, respectively, using Martek's proprietary technologies. Studies published by others have indicated that DHA may play a vital role in the development and function of the brain and retina. Recent research has linked low levels of DHA to a variety of health risks, including increased cardiovascular problems, Cystic Fibrosis, cancer rates, and various neurological and visual disorders. ARA is a major structural lipid in human tissues. With respect to DHA and ARA, Martek's blended oils provide the closest match to human milk when added to infant formula. In 1994, the Company received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched in ARA, as well as the use of such blends in infant formulas. In 1995, the Company received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 the Company received two additional U.S. patents covering its nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using Martek's method of producing DHA oil. The second patent clarifies that Martek's patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low eicosapentaenoic acid ("EPA") fish oils. Fish oil is a potential competitive source of DHA to Martek's algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating Martek's patents. Two patents were granted in 1997, one of which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998 a U.S. patent was issued protecting the Company's DHA-rich algal biomass, an inexpensive source of DHA which may potentially be a low cost product itself. The Company also has been awarded a number of foreign patents covering various aspects of its nutritional oils.

        Martek has entered into royalty-bearing license agreements to utilize its oils with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Royal Numico N.V. ("Numico", formerly Nutricia), Maabarot Products Ltd. ("Maarbarot") and Novartis Nutrition S.A. ("Novartis"). Numico, Wyeth-Ayerst (a subsidiary of American Home Products), Maarbarot, and Novartis are currently marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula products containing the Company's oils in 50 countries worldwide. Competing supplemented infant formulas are now being marketed in Spain, Australia and New Zealand. The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $5 billion worldwide. Martek is actively pursuing additional licenses with other infant formula producers throughout the world to continue penetrating these markets.

        In the latter part of 1996, Martek initiated sales of its first consumer products, Neuromins(TM), a DHA dietary supplement, and Neuromins(TM) PL, a DHA dietary supplement for pregnant and lactating women. In 1997 and 1998, Martek expanded distribution of its Neuromins(TM) DHA. Martek has entered into agreements with Natrol, Inc., Source Naturals, Inc., Solgar Vitamin and Herb Company, Leiner Health Products, Nature's Way and Neutraceutical Corporation for the packaging and distribution of these products in retail outlets nationwide, including Safeway, Vitamin World, and General Nutrition Centers (GNC), the nation's largest natural products chain. Neuromins(TM) DHA is also sold through mail order distributors.

        Martek is exploring additional applications for DHA, including use in specialty food products and animal feeds.

        Products for Drug Discovery. Using its core microalgal technology, Martek has developed and markets a range of products and technologies for use in structure based drug discovery, molecular structure and metabolic research. The Company markets these products worldwide to many of the world's largest pharmaceutical companies and research institutions. These products aid researchers in expediting new drug discovery by enabling them to determine the 3-dimensional ("3-D") structure of certain molecules in solution and to study characteristics of the structure and its binding interaction with drugs. Martek also markets a proprietary cell growth medium, Celtone(R)M, which the Company believes will enable researchers, for the first time, to determine the 3-D structure of certain human proteins. The Company has entered into a royalty-bearing license agreement with Genetics Institute regarding the use of Celtone M. U.S. patents were issued to Martek for its Celtone M technology in 1995, 1997 and 1998.

        The Company has also developed novel labelled combinatorial libraries of small molecules. Martek's technology involves the production and use of libraries of small, flexible, stable isotopically labeled molecules for use as probes (Reconnaissance Probes) of the binding site of any receptor. Used in conjunction with Nuclear Magnetic Resonance (NMR) Spectroscopy, these probes have the potential to provide precise data about binding site topography of a receptor-site protein for which little other structural information need be known. Based on this critical information, focused libraries of new drug leads can then be quickly made to fit the identified binding pocket of the receptor-site protein. Martek was issued a patent in 1998 covering the preparation and use of these labelled Reconnaissance Probe Libraries for new drug development.

        Diagnostics. Martek has recently developed a series of proprietary fluorescent markers that are 100 times brighter than existing fluors and could provide a sensitivity to diagnostics never before achieved with conventional fluorescent markers. Martek's new markers provide rapid (taking minutes instead of hours), sensitive Western and Southern blot tests (protein and gene determination respectively), and open new possibilities for high sensitivity viral detection, rapid high throughput screening, and detection of substrates in the parts per trillion range. The Company recently began to supply these high sensitivity markers for Western blot tests (protein determination). The Company has exclusive rights to use of this technology for diagnostic applications based on a U.S. patent issued in 1997 and pending patent applications. During 1998, Martek began marketing some of its products in this area through partenerships with Intergen(R) Company, Kirkegaard & Perry Laboratories, and Amersham Pharmacia Biotech.

                                   TECHNOLOGY

        Martek applies its microalgal expertise and culturing technology to its expanding library of over 3,000 live microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and


--------------------------------------------------------------------------------
Celtone(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.

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

        Martek's product development process involves the following primary steps:

               Identification of Appropriate Microalgae. Martek selects specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and the Company's proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. The Company currently maintains an increasing in-house collection of over 3,000 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is the Company's proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. The Company believes that its microalgal collection and associated database are among the largest such resources available in the world. Coupled with the Company's extensive microalgal expertise, these resources are used to select organisms for initial testing. Further testing ultimately results in the selection of production strains.

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

               Culturing Microalgae. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. Martek has discovered and uniquely cultured a microalga capable of producing large amounts of DHA heterotrophically (i.e., without light) by using organic nutrients. Heterotrophic culturing of this DHA-producing microalga was previously not believed to be possible at commercially viable levels. Heterotrophic microalgae have the advantage of being able to be cultured in conventional fermenters employed by the food, pharmaceutical and biotechnology industries. Microalgal fermentation has an advantage over photobioreactor production because larger-scale production of products such as the Company's nutritional oils, for which the incorporation of high-priced stable isotopes is not required, can be conducted in existing fermentation equipment, resulting in lower production costs. Aspects of Martek's technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patent applications have issued in certain countries and are pending in certain other countries around the world.

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

                                    PRODUCTS
                             AND PRODUCT CANDIDATES

Nutritional Products

        Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids ("PUFAs") that are essential to human nutrition and health. Studies have indicated that a particular PUFA, docosahexaenoic acid ("DHA"), may be associated with mental and visual development in infants and play a pivotal role in normal brain function throughout life. Recent research has linked low levels of DHA to a variety of health risks, including increased cardiovascular problems, Cystic Fibrosis, cancer rates, and various neurological and visual disorders. DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA from dietary precursors. Infants acquire DHA and arachidonic acid ("ARA"), an important structural lipid in human tissues, initially in utero during pregnancy, and then from their diet via their mother's milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in utero allotment.

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

        Martek first realized revenues from license fees related to its nutritional oils and sale of sample quantities of these oils in 1992. In late 1994, one of the Company's licensees launched the first pre-term infant formula containing Martek's oils in Europe, and in 1995, Martek recognized its first royalty revenue from sales of this product. Additional product introductions have continued through 1998. As of early 1999, four of the Company's infant formula licensees were marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula containing the Company's oils in 50 countries worldwide.

        Independent studies indicate that the mental development and visual acuity of infants are positively affected by breast feeding and that breast-fed infants have higher levels of DHA in their brain tissue and enhanced mental acuity later in life when compared to those fed infant formula not containing DHA. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA is provided through its mother's bloodstream via the placenta and for a nursing infant, it is provided via breast milk. DHA is generally the most abundant omega-3 long-chain PUFA in human milk. Breast-fed infants have been found to have higher levels of DHA in their brain tissue than those fed infant formula. There is evidence indicating that for infants who are breast-fed, mental development and visual acuity are positively affected. This evidence is from retrospective studies comparing intelligence in breast-fed versus formula-fed infants and from intervention studies in infants using DHA-supplemented infant formula.

        Compelling data on the healthful attributes of breast milk has prompted a trend among infant formula manufacturers to reformulate their products so that they more closely approximate breast milk. Recent studies have added to the expanding body of evidence supporting the importance of DHA and ARA. The following studies are examples:

- A National Institutes of Health (NIH) sponsored study published in the August 1998 edition of Pediatric Research concluded that early dietary intake of preformed DHA and ARA appears necessary for optimal development of the brain and eye. The study reported that healthy, full-term infants fed formula supplemented with Martek's oils had visual development results consistent with breast-fed infants, but those fed a standard formula without DHA and ARA had a deficiency of about "one line on an eye chart". The study also indicated that infant formula without preformed DHA and ARA may put infants at risk for DHA deficiency, and suggested that the availability of dietary DHA during the critical developmental period may lead to persistent changes in the underlying neural structure and/or function of infants.

- Research was published in 1998 linking DHA to glucose metabolism. The study, which was published in Metabolism, suggested that providing infants with DHA may protect them from noninsulin-dependent diabetes, obesity, hypertension and other diseases associated with impaired glucose metabolism. The study also suggested that the ability of infants to utilize glucose, the body's primary source of energy, may depend on whether they are well nourished with DHA.

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

- In 1997, research was presented suggesting that infants deprived of DHA may be at higher risk of developing schizophrenia later in life. According to this study, which was published in the British Journal of Psychiatry, schizophrenics that were not breast-fed during childhood "had more schizoid and schizotypal traits, and were more poorly adjusted" than their siblings (who were more likely to have been breast-fed). In addition, the results showed that patients who were not breast-fed had a lower mean IQ than breast-fed patients.

- A study reported in 1997 and sponsored by Wyeth-Ayerst found that infant formula supplemented with Martek's oils resulted in a reduction of fungal skin infections, milk intolerance, nervousness and irritability in pre-term infants.

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

        Recent research has also linked low levels of DHA to a variety of health risks, including increased cardiovascular problems, Cystic Fibrosis, cancer rates, and various neurological and visual disorders. One recent study at the American Health Foundation in New York reported that Martek's Neuromins(TM) DHA suppressed human breast cancer metastasis in mice. The study concluded that a relatively modest dietary manipulation is capable of significantly slowing breast cancer progression in vivo and suggested a specific role for DHA as a clinically utilizable adjuvant therapy.

        In response to increasing information on the importance of omega-3 fatty acids and DHA in psychiatric health, the National Institutes of Health sponsored a symposium of experts in 1998 to discuss the latest research in this field. The focus of the conference was neurological and behavioral disorders; infant nutrition, visual disorders and cardiovascular benefits were also discussed. The need for intervention studies was discussed to further investigate potential benefits in these areas.

        The Company is currently working to develop other DHA delivery methods to address these markets, including powders, an emulsion and food ingredients. The Company is also selling DHA for incorporation into enteral products.

        Martek believes that its nutritional oils and Neuromins(TM) capsules have the following advantages over other currently available sources of DHA and ARA for use in infant formula or as an adult supplement:

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

        - Martek's oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula;

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

Products and Technologies for Drug Discovery

        Structure-based drug discovery has recently emerged to improve the efficiency of new pharmaceutical development. Many drugs work by mimicking the interaction between two molecules, a ligand and a receptor. Rather than rely solely on the chance identification of an active chemical compound, practitioners of structure-based drug discovery seek to study the interaction between the ligand and receptor, and to design a specific drug prototype on the basis of that interaction. The ability to determine the structures of the ligand, the receptor, and ideally, the complex between the two, is key to structure-based drug discovery.

        Martek has developed a series of products which enable 3-D structures of certain molecules of pharmaceutical interest to be determined in solution. Some of these products are used as growth media which allow for the generation of proteins incorporating stable isotopes. Others can be used to make isotopically labeled DNA and RNA. The presence of stable isotopes allows for the determination of the 3-D structure of these molecules using nuclear magnetic resonance ("NMR"). Proteins incorporating stable isotopes such as carbon-13 and/or nitrogen-15 have been obtained by growing micro-organisms, such as bacteria and yeast, on Martek's media, and the 3-D structures subsequently deduced from information provided by NMR. In addition, incorporating deuterium, an NMR "invisible" isotope of hydrogen, into the protein allows for the structure of either the ligand or the receptor to be determined while bound to its NMR invisible partner.

        The Company has developed a series of novel combinatorial libraries. These libraries are available for screening by pharmaceutical and drug discovery companies. Martek has also developed a new method for providing detailed structural information on molecular interactions through the use of an array of small, flexible molecules which are labelled with stable isotopes such as Carbon-13 and Nitrogen-15. In conjunction with NMR analysis, these probes are being developed to elucidate the bound conformation of these small molecules to their receptor binding sites. The chemoinformatics associated with the receptor binding site may be useful for accelerating the design of new drug leads. In 1998, Martek was granted a U.S. patent covering this technology and the Company signed a research collaboration agreement with SmithKline Beecham involving this technology.

        The Company markets these products and technologies to pharmaceutical and structure-based drug discovery companies, universities and research institutes. Future growth in sales of these products and technologies may depend in large measure on the future growth of structure-based drug discovery and use of NMR techniques.

        Martek's drug discovery products include the following:

               Celtone M -- The classical technique for determining the 3-D structures of proteins, X-ray crystallography, is limited in that certain of the most important protein targets (i.e., glycosylated human proteins) frequently do not crystallize. Celtone M, Martek's isotopically labeled mammalian cell growth medium, has enabled determination of the 3-D structures of glycosylated human proteins through NMR. The Company believes Celtone M is a proprietary enabling technology, and, in many cases, the only way of making glycosylated mammalian proteins in stable isotope form. By unveiling the structures of these elusive and important proteins, the drug design process may be expedited against new targets. U.S. patents were issued to the Company for the composition of matter and use of Celtone M in 1995, 1997 and 1998.

               Celtone -- Martek's cell growth medium for bacteria and yeast, Celtone, has been on the market since 1990 and has been instrumental in determining the structure of a number of proteins. Celtone is available in any combination of 2H, 13C and 15N. In June 1994, a U.S. patent was issued to the Company for the composition of matter and method for producing its Celtone medium.

               Glucose -- Carbon-13-glucose is the most widely used reagent for isotopically labeling bacterial proteins. Glucose is available in combinations of 2H and 13C.

               Nucleic Acids -- Martek sells isotopically labeled nucleic acid derivatives. These are available labeled with any combination of 2H, 13C and 15N and are used to solve the structures of DNA and RNA, especially when bound to proteins.

Diagnostics

        Fluorescent Marker Technology. In 1997, Martek developed a series of proprietary fluorescent markers ("PBXLs(TM)") that are 100 times brighter than existing fluors and could provide a sensitivity to diagnostics never before achieved with conventional fluorescent markers. Martek's PBXLs(TM) provide rapid (taking minutes instead of hours), sensitive, Western and Southern blot tests (protein and gene determination respectively) and the Company recently began to market these high sensitivity markers for commercially available laser scanning systems. As a consequence of their high level of sensitivity, Martek's PBXLs(TM) are being tested as a platform technology for new methods of viral detection, novel high throughput screening approaches, and new diagnostic tests which were heretofore not practical because of a lack of sensitivity. The Company is the exclusive licensor of this technology for diagnostic applications that are the subject of a U.S. patent issued in 1997 and pending patent applications. During 1998, Martek began marketing certain of its PBXL(TM) products in this area through partenerships with Intergen(R) Company, Kirkegaard & Perry Laboratories, and Amersham Pharmacia Biotech.

        Martek also markets, under a royalty-bearing license from Stanford University, a series of phycobiliproteins and conjugated phycobiliproteins directly to university researchers as well as to pharmaceutical and diagnostics companies.

                     COLLABORATIVE AND LICENSING AGREEMENTS

        Martek has entered into licensing agreements with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Numico, Maabarot and Novartis, that together comprise over 40% of the worldwide infant formula market. Under these agreements,

Martek received up-front licensing fees and is entitled to royalties based on sales of infant formula containing its nutritional oils. These licensees are not required to include these oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include the oils in any or all of their product lines. In addition, Martek's licensees are free to include DHA and ARA acquired from other sources. Under the terms of these licensing agreements, the licensees are responsible for obtaining Food and Drug Administration ("FDA") and all other necessary regulatory approvals with respect to these nutritional oils. Under each of its current license agreements, Martek's licensees generally are obligated to indemnify Martek against product liability claims relating to its nutritional oils unless they are related to manufacturing impurities in the oils. In addition to compensation payable to the Company under these agreements, the Company expects to receive transfer payments to the extent it supplies nutritional oils to its licensees.

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

        In January 1997, Martek signed an agreement with Royal Gist-Brocades B.V. ("Gist-Brocades") under which Gist-Brocades became Martek's exclusive contract supplier for nutritional oils containing ARA. As part of this agreement, Martek recognized license fee revenue in January, 1998 and will receive guaranteed supplies of oil rich in ARA from Gist-Brocades on advantageous terms.

        In May 1998, Martek entered into a research collaboration agreement with SmithKline Beecham Corporation (SB) for the use of the Company's proprietary Reconnaissance Probe Technology to "map" the binding sites where drugs interact with receptor-site proteins of key interest to SB's research program.

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

        Costs under U.S. government contracts are subject to audit by the U.S. government. The Company believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 1998 would not be material to the Company.

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

                              SALES AND MARKETING

        The Company currently markets its nutritional oils products and its products for drug discovery both directly to end users and through distributors. The Company markets its nutritional oils for use in infant formula directly to infant formula manufacturers. The Company markets its Neuromins(TM) DHA dietary supplements primarily through distributors and directly to end users through its toll free number (1-800-662-6339). Martek has entered into agreements with Natrol, Inc., and Leiner Health Products for the packaging and distribution of Neuromins(TM) to mass market retail outlets, and with Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals, and Nature's Way for the packaging and distribution of its Neuromins(TM) DHA capsules to the natural foods markets.

Neuromins(TM) DHA is currently being marketed in over 6,000 retail stores nationwide, including Safeway, Vitamin World and General Nutrition Center (GNC) stores. Neuromins(TM) DHA is also marketed through several mail order distributors. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide. Martek has continued its own DHA awareness campaign in an effort to support the marketing efforts of its infant formula licensees and capsule distributors. This campaign will continue and most likely intensify in 1999. There can be no assurance that the Company will be able to successfully market these nutritional oils products for use in infant formula or as dietary supplements.

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

        The development of a DHA-containing oil low in EPA provides an alternative to Martek's DHA oil for infant formula applications. Though it is a lower cost product relative to Martek's DHA, fish oil, including low-EPA fish oil, has odor, stability and taste characteristics that may limit the usefulness of the oil in food products. Martek is also aware of the development of microencapsulated low-EPA fish oil products by several large companies, including BASF and F. Hoffman-LaRoche LTD. Though microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil. Because fish oil is significantly less costly than Martek's DHA oil, fish oil will present a substantial competitive threat to Martek's Neuromins(TM) DHA. Published reports, however, have cited a number of fish oils as containing chemical toxins that are not present in Martek's oils. In addition, management believes that the combination of either low-EPA fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe claims of Martek's patents. Martek is also aware that Omegatech, an early stage company, is currently able to produce DHA from a strain of fungus containing DHA. Martek believes that Omegatech has licensed human applications of this fungal-derived DHA to a division of Monsanto Corporation. The Company is currently unable to evaluate the degree of competitive threat that this fungal source of DHA will present to its DHA oil in the future.

        Martek is also aware of several large companies promoting ARA oil. Martek is currently unable to evaluate whether any of these companies has the ability to produce ARA oil or whether these companies will present a competitive threat to Martek's ARA in the future.

        Small amounts of ARA can be derived from egg yolk lipids. DHA can also be found in egg yolks of chickens fed a special diet containing, for example, fish meal. ARA and DHA derived by this method are currently being added to infant formula by Milupa, which was acquired by Numico in 1995. The Company believes it is more expensive to produce DHA and ARA using this source than the Company's process of producing DHA and ARA oils. Furthermore, the addition of DHA and ARA from egg yolk at levels equivalent to those found in human milk will result in dietary levels of lecithin and cholesterol in excess of that found in human milk.

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

                  PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

        The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company's policy is to protect aggressively its proprietary technology through patents, where appropriate, and through trade secrets in other cases. Additionally, the Company, in certain cases, relies on the licences of patents and technology of third parties. The Company has obtained approximately 25 U.S. patents, covering various aspects of its technology, which will expire on various dates between 2007 and 2015. The Company has filed, and intends to file, applications for additional patents covering both products and processes as appropriate. There can be no assurance that any patent applications filed by, assigned to, or licensed to, the Company will be granted, that the Company will develop additional products that are patentable or that any patents issued to or licensed by the Company will provide the Company with any competitive advantages or adequate protection for inventions. Moreover, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

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

        Martek's infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing Martek's oils. Sales of the Company's products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in over 50 countries for term or pre-term infant formula products. The Company and its licensees are in the process of preparing to respond to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While management believes that approval should ultimately be obtained, there is no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will in fact be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products, or that once and if approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. There also can be no assurance that clearances needed for introductions of Martek's oils in additional foreign countries can be obtained on a timely basis, if at all.

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

        In connection with the Company's decision to manufacture certain of its products which it markets directly, or licenses to or collaborates with others to market, it will be required to adhere to applicable current GMP as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements, and records and other documentation controls. In general, drug GMP requirements are more stringent than food GMP requirements although significant quality control procedures exist for infant formulas. Depending upon the type of FDA application that is submitted, compliance with relevant GMP requirements can be onerous and time consuming, and there can be no assurance that the Company can meet relevant FDA manufacturing requirements, particularly for scale-up operations involving product marketing applications. Because the Company is manufacturing its DHA and ARA oils, it is subject to GMP and various other requirements applicable to infant formulas and dietary supplements as well as periodic inspections by the FDA. Further, the Company has had only limited experience in the area of regulatory compliance with respect to its products. There can be no assurance that the Company will be able to continue to manufacture its nutritional oils in accordance with relevant infant formula and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that the Company is in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

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

                                   EMPLOYEES

        As of October 31, 1998, the Company had 121 full-time employees, of whom 13 had Ph.D.'s. Approximately 41 employees are engaged in research and development and contract related research and development activities, 52 are engaged in production or production development related activities and 28 are in administrative, business development, and sales and marketing positions. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors contained under the captions "Nominees for Election as a Director For Terms Expiring in 2002" and "Directors Continuing in Office" and, with regard to Item 405 of Regulation S-K, the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is hereby incorporated herein by reference.

        The executive officers and key employees of the Company are as follows:


                     NAME                          AGE                           POSITION
  ------------------------------------------      -----       --------------------------------------------
  Henry Linsert, Jr..................               58        Chairman, Chief Executive Officer and Director
  Richard J. Radmer, Ph.D............               56        President, Chief Scientific Officer and Director
  Thomas C. Fisher...................               52        Senior Vice President, Operations
  David J. Kyle, Ph.D................               45        Senior Vice President, Research and Development
  Jerome C. Keller...................               56        Senior Vice President, Sales & Marketing
  Steve Dubin........................               45        Senior Vice President, Business Development, General Counsel,
                                                              and Secretary
  Peter L. Buzy......................               39        Chief Financial Officer and Treasurer
  Paul W. Behrens, Ph.D..............               42        Director of Physiology
  Jonathan Miles Brown, Ph.D.........               43        Director, Stable Isotope Group
  Paul J. Kelley ....................               45        Vice President of Manufacturing

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

        Jerome C. Keller joined Martek in September 1997 as Senior Vice President of Sales and Marketing. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Some of the products introduced under Mr. Keller included Pepcid, Mefoxin, Primaxin, Vasotec, Mevocor, Zocor, Proscor and Prilosec. Mr. Keller has a B.S. degree from Duquesne University and a M.S. degree from the University of Pittsburgh.

        Steve Dubin is currently Senior Vice President of Business Development, General Counsel and Secretary. Mr. Dubin joined Martek in 1992 as Chief Financial Officer and from 1988 to the time he joined Martek on a full-time basis, Mr. Dubin consulted with the Company on financial and accounting matters. Prior to joining Martek, Mr. Dubin was Chief Financial Officer of the J.L. Wickham Co., Inc., a machine tool company, from 1987 to 1992. From 1986 to 1991, Mr. Dubin was active as Vice President of ATI, a consulting company of which Mr. Dubin is a co-founder, specializing in the development and financing of early stage companies in the Mid-Atlantic area. Prior to 1986, he served as Vice President of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now NationsBank), where he participated in the original financing of the Company. Mr. Dubin also held a variety of financial management positions with Suburban Bank. Mr. Dubin is a Certified Public Accountant and an attorney. He received his J.D. from the National Law Center, George Washington University and his B.S. in accounting from the University of Maryland.

       Peter L. Buzy joined Martek in March 1998 as Chief Financial Officer. Prior to joining Martek, Mr. Buzy spent 13 years with the accounting and consulting firm of Ernst & Young LLP, most recently as an audit partner in the Northern Virginia High Technology/Life Sciences Practice. Mr. Buzy was a member of the Ernst & Young audit team servicing Martek from 1986 - 1996, and as such has played a vital role in advising the Company on various technical accounting and finance related issues. Mr. Buzy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received his B.S. in accounting from Salisbury State University.

        Dr. Paul W. Behrens, a founder of Martek, has served as Director of Physiology since 1985 and is responsible for the Company's microalgal-screening activity and microalgal-physiology expertise. Prior to joining Martek, Dr. Behrens was a research scientist in the Biosciences Department at Martin Marietta Laboratories from 1983 to 1985. He received a Ph.D. in physiology and biochemistry and a M.S. in biology from the University of Maryland. He also received a B.A. in biology from The Johns Hopkins University.

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

        The Company produces oils rich in DHA and ARA at its fermentation facility located in Winchester, Kentucky, using its proprietary technology. The facility is located on eight acres and occupies approximately 30,000 square feet holding two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment. In addition, the Company has an oil processing plant at the Winchester facility which was put into production in 1997 and occupies approximately 6,000 square feet. The fermentation facility and certain equipment in the oil processing plant are collateral for the Company's currently outstanding term loans.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were voted upon during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Price Range of Common Stock" and "Stock Description and Form 10-K" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this report. Martek has not declared any cash dividends during the two-year period ending October 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information set forth under the caption "Selected Financial Data" on page 6 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998, is included herein as Exhibit 13.01, and that portion of the annual report is incorporated by reference into Part II of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 9 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998, is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's 1998 Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 12 through 20 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1998, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information relating to the Directors and Executive Officers of the Company is set forth in Part I of this report under the caption Item I - Business "Directors and Executive Officers of the Registrant" and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION.

        The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in the Company's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

        The following Financial Statements of the Company and Report of Independent Auditors set forth on the pages indicated in the Company's Annual Report to Stockholders for the year ended October 31, 1998 are included in
Exhibit 13.01 to this report and are incorporated into Item 8 of this Report:


                                                                                 Page(s) in Company's Annual
                                                                                    Report to Stockholders
                                                                                    ----------------------
     Balance Sheets as of October 31, 1998 and 1997                                    12

     Statements of Operations for the Years Ended October 31, 1998,
     1997 and 1996                                                                     13

     Statements of Stockholders' Equity for the
     Years Ended October 31, 1998, 1997 and 1996                                       14

     Statements of Cash Flows for the Years Ended October 31, 1998,
     1997 and 1996                                                                     15

     Notes to Financial Statements                                                   16 - 20

     Report of Independent Auditors                                                    20


 (a)(2)  Financial Statement Schedules

        Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3)  Exhibits
        --------
    3.01              Revised Restated Certificate of Incorporation of
                      Registrant.
    3.02              Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as
                             Exhibit 3.1 to the Company's Registration Statement on Form S-3, File No. 33-89760,
                             filed March 15, 1995, and incorporated by reference herein ).
    3.03              Certificate of Designation, Preferences and Rights of Series A Junior Participating
                             Preferred Stock (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354,
                             filed January 29, 1996, and incorporated by reference herein ).
    3.04              Amended By-Laws of Registrant.
    3.05              Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company's
                             Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
    4.01              Specimen Stock Certificate for Common Stock.
    4.02              Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June
                             8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June
                             16, 1995, and incorporated by reference herein ).
    4.03              Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and
                             Schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).
    4.04              Form of Rights Agreement dated as of January 24, 1996 between the Company and
                             Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company's
                             Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).
    10.01             Form Indemnification Agreement for directors.
    10.02             1986 Stock Option Plan, as amended.
    10.03             1992 Registration Rights Agreement between the Company and Preferred Stockholders.
    10.04             Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
    10.05             Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
    10.06             Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
    10.07             Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
    10.08             Form of Proprietary Information, Inventions and Non-Solicitation Agreement.
    10.12             Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11,
                             1993, between the Company and the Trustees of Columbia University.
    10.13             Lease, commencement date October 15, 1992, between the Company and Aetna Life
                             Insurance Company, as modified on August 5, 1993.
    10.14             License Agreement, dated September 10, 1992, between the Company and [*].
    10.14A            Exhibits to September 10, 1992 License Agreement.[*]
    10.15             License Agreement, dated October 28, 1992, between the Company and [*].
    10.15A            Exhibits to October 28, 1992 License Agreement.[*]
    10.16             License Agreement, dated January 28, 1993 between the Company and [*] (Domestic and
                             International Versions).
    10.16A            Exhibits to January 28, 1993 License Agreements.[*]
    10.17             Management Cash Bonus Incentive Plan, dated June 10, 1993.
    10.18             Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna
                             Life Insurance Company.
    10.19             Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies
                             Corporation (filed as Exhibit 10.19 to the Company's 1994 Form 10-K, File No.
                             0-22354, and incorporated by reference herein).
    10.20             Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company's 1994
                             Form 10-K, File No. 0-22354, and incorporated by reference herein).
    10.21             Purchase and Sale Agreement, dated February 16, 1995, between the Company and
                             Zeagan, Inc. (filed as Exhibit 4.3 to the
                             Company's Registration Statement on Form S-3, File
                             No. 33-89760, filed March 15, 1995, and
                             incorporated by reference herein).
    10.22             Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the Company's Registration
                             Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein).
    10.23             Manufacturing Agreement, dated December 31, 1996, between the Company and Royal
                             Gist-Brocades B.V.[*] (filed as Exhibit 10.23 to the Company's Annual Report on Form
                             10-K for the fiscal year ended October 31, 1996).
    10.24             Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the
                             Company's Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein).

    10.25             Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R
                             Columbia Limited Partnership (filed as exhibit 10.25 to the Company's 1997
                             10-K, File No. 000-22354, and incorporated by reference herein).
    10.26             Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R
                             Columbia Limited Partnership. **
    10.27             Employment Agreement, dated January 16, 1998, between the Company and Peter L.
                             Buzy.**
    10.28             Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the
                             Company and the Selling Stockholders (filed as exhibit 99.2 to the Company's Form
                             8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein).
    13.01             Portions of the Annual Report to Stockholders of the Company for the year ended
                            October 31, 1998.**
    23.01             Signed Consent of Ernst & Young LLP, Independent Auditors.**
    24.01             Power of Attorney of the Board of Directors (included on signature page of this Report).**
    27.01             Financial Data Schedule.**
    99.1              Cautionary Statements for purposes of the "safe harbor" provisions of the private securities reform act of 1995.**

-------------------------------

               * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

               ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

(b)  Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 1999.

                                        MARTEK BIOSCIENCES CORPORATION


                                         By /s/ Henry Linsert, Jr.
                                            -------------------------------
                                                Henry Linsert, Jr.
                                                Chief Executive Officer
                                                and Director

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


Signatures                                                        Title                       Date
----------                                                        -----                       ----
/s/ Henry Linsert, Jr.                                Chief Executive Officer and             January 29, 1999
-----------------------------------------------       Director (Principal Executive
Henry Linsert, Jr.                                    Officer)

/s/Peter L. Buzy                                      Principal Financial and                 January 29, 1999
-----------------------------------------------       Accounting Officer
Peter L. Buzy

/s/ Jules Blake                                       Director                                January 29, 1999
-----------------------------------------------
Jules Blake

/s/ Ann L. Johnson                                    Director                                January 29, 1999
-----------------------------------------------
Ann L. Johnson

/s/ Douglas J. MacMaster, Jr.                         Director                                January 29, 1999
-----------------------------------------------
Douglas J. MacMaster, Jr.

/s/ John H. Mahar                                     Director                                January 29, 1999
-----------------------------------------------
John H. Mahar

/s/ Sandra Panem                                      Director                                January 29, 1999
-----------------------------------------------
Sandra Panem

/s/ Richard J. Radmer                                 President and Director                  January 29, 1999
-----------------------------------------------
Richard J. Radmer

/s/ Eugene J. Rotberg                                 Director                                January 29, 1999
-----------------------------------------------
Eugene H. Rotberg

/s/ William D. Smart                                  Director                                January 29, 1999
-----------------------------------------------
William D. Smart

/s/ Gordon S. Macklin                                 Director                                January 29, 1999
-----------------------------------------------
Gordon S. Macklin

                                 EXHIBIT INDEX

Exhibit
Number                       Description
-------                      -----------
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

    10.18             Lease Modification Agreement, dated October 14, 1993 between the Company and
                             Aetna Life Insurance Company.
    10.19             Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies
                             Corporation (filed as Exhibit 10.19 to the Company's 1994 Form 10-K, File No.
                             0-22354, and incorporated by reference herein).
    10.20             Second Lease Modification Agreement, dated September 27, 1994, between the Company and
                             Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company's 1995 Form 10-K,
                             File No. 0-22354, and incorporated by reference herein).
    10.21             Purchase and Sale Agreement, dated February 16, 1995, between the Company and
                             Zeagan, Inc. (filed as Exhibit 4.3 to the Company's Registration Statement on
                             Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).
    10.22             Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the Company's Registration
                             Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein).
    10.23             Manufacturing Agreement, dated December 31, 1996, between the Company and Royal Gist-Brocades
                             B.V.[*] (filed as exhibit 10.23 to the Company's Annual Report on Form 10-K for
                             the fiscal year ended October 31, 1996).
    10.24             Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the
                             Company's Registration Statement on Form S-8, File No. 333-27671, filed May 22,
                             1997, and incorporated by reference herein).
    10.25             Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R
                             Columbia Limited Partnership (filed as exhibit 10.25 to the Company's 1997
                             10-K, File No. 000-22354, and incorporated by reference herein).
    10.26             Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R
                             Columbia Limited Partnership. **
    10.27             Employment Agreement, dated January 16, 1998, between the Company and Peter L.
                             Buzy.**
    10.28             Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the
                            Company and the Selling Stockholders (filed as exhibit 99.2 to the Company's
                            Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein).
    13.01             Portions of the Annual Report to Stockholders of the Company for the year ended
                            October 31, 1998.**
    23.01             Signed Consent of Ernst & Young LLP, Independent Auditors.**
    24.01             Power of Attorney of the Board of Directors (included on signature page of this Report).**
    27.01             Financial Data Schedule.**
    99.1              Cautionary Statements for purposes of the "safe harbor" provisions of the private securities reform act of 1995.**

----------------------

               * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

               ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).