Form 10-Q
period 1999-01-31
MARTEK BIOSCIENCES CORP
filed 1999-03-16
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

         [ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 1999

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


          Common stock, par value $.10 per share: 14,934,594 shares outstanding as of March 10, 1999

                               PART I - FINANCIAL
                                 INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)

--------------------------------------------------------------------------------
                                                 January 31,        October 31,
                                                    1999                1998
--------------------------------------------------------------------------------
                                                 (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                        $2,523            $4,498
     Short-term investments and
        marketable securities                         11,218            13,147
     Accounts receivable                               1,603             1,336
     Inventories  (Note 3)                             5,039             5,002
     Prepaid expenses                                    605               424
     Other current assets                                 93                96
                                                  ------------------------------
Total current assets                                  21,081            24,503
Property, plant and equipment, net                    15,962            16,233
                                                  ------------------------------
Total assets                                         $37,043           $40,736
                                                  ==============================


Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                   $697              $596
     Accrued liabilities                               1,277             1,566
     Current portion of notes payable                  1,371             1,341
                                                   -----------------------------
Total current liabilities                              3,345             3,503
Long-term portion of notes payable (Note 2)            1,597             1,951
Commitments and contingencies (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value,
        4,700,000 shares authorized;
        none issued or outstanding.                     ---               ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding.         ---               ---
     Common stock, $.10 par value; 30,000,000
        shares authorized; 14,934,594
        and 14,879,434 shares issued and
        outstanding at January 31, 1999
        and October 31, 1998, respectively.            1,493             1,488
     Additional paid-in capital                       93,280            92,843
     Accumulated deficit                             (62,672)          (59,049)
                                                 -------------------------------
Total stockholders' equity                            32,101            35,282
                                                 -------------------------------
Total liabilities and stockholders' equity           $37,043           $40,736
                                                 ===============================


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

                                                 Three months ended January 31,
--------------------------------------------------------------------------------
                                                     1999              1998
--------------------------------------------------------------------------------

Revenues:
    Product sales:
       Nutritional product sales                      $675              $545
       Stable isotope and other product sales          724               461
                                                --------------------------------
    Total product sales                              1,399             1,006
   License fees and related revenues                     0             1,165
    Royalties                                           87                58
    Research and development contracts and grants       67                58
                                                --------------------------------
Total revenues                                       1,553             2,287
Costs and expenses:
    Cost of product sales                              981               834
    Research and development                         2,563             2,641
    Selling, general and administrative              1,715             1,961
                                                --------------------------------
Total costs and expenses                             5,259             5,436
                                                --------------------------------
Loss from operations                                (3,706)           (3,149)
Other income (expense)
    Miscellaneous income                                31                21
    Interest income                                    208               264
    Interest expense                                  (156)              (97)
                                                --------------------------------
Total other income                                      83               188
                                                --------------------------------
Net loss                                           $(3,623)          $(2,961)

Net loss per share                                  $(0.24)           $(0.22)
--------------------------------------------------------------------------------
Weighted average common shares outstanding      14,904,250        13,726,917
--------------------------------------------------------------------------------



See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                Three Months  ended January 31,
--------------------------------------------------------------------------------
                                                      1999              1998
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                          $(3,623)          $(2,961)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                      361               333
     Changes in assets and liabilities:
        Accounts receivable                            (267)             (988)
        Inventories                                     (37)             (867)
        Prepaid expenses                               (181)             (254)
        Other current assets                              3                55
        Accounts payable                                101                73
        Accrued liabilities                            (289)              468
                                                 -------------------------------
  Net cash used in operating activities              (3,932)           (4,141)

Investing activities:
     Change in short-term investments
        and marketable securities                     1,929             5,509
     Purchase of property, plant and equipment          (90)             (383)
                                                 -------------------------------
  Net cash provided by investing activities           1,839             5,126

Financing activities:
     Repayment of notes payable                        (324)             (320)
     Proceeds from the exercise of options              442               283
                                                  ------------------------------
  Net cash provided by (used in)
       financing activities                             118               (37)
                                                  ------------------------------

  Net (decrease) increase in cash
       and cash equivalents                          (1,975)              948
  Cash and cash equivalents at beginning of year      4,498             1,977
                                                  ------------------------------
  Cash and cash equivalents at end of period         $2,523            $2,925
--------------------------------------------------------------------------------





See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Stockholder's Equity
(Unaudited - $ in thousands)





                                Common         Additional
                                Stock           Paid-in     Accumulated
                         Shares      Amount     Capital       Deficit     Total
                    ------------------------------------------------------------

Balance at
October 31, 1998       14,879,434    $1,488     $92,843     $(59,049)   $35,282
--------------------------------------------------------------------------------
Exercise of stock options  55,160         5         437        ---          442

Net loss                     ---        ---         ---       (3,623)    (3,623)
--------------------------------------------------------------------------------
Balance at
January 31, 1999       14,934,594     $1,493    $93,280     $(62,672)   $32,101

--------------------------------------------------------------------------------





See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1998.

2.  Notes Payable and Commitment and Contingencies

The Company had commitments at January 31, 1999 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through January 31, 1999, would not have a material effect on the financial statements.

The Company has licensed certain technologies and recognized license fee revenue under various agreements. License fees are not recorded as revenue until the earnings process is complete and amounts are not subject to refund. In January 1998, a license fee of $1,125,000 associated with a pre-1998 licensing arrangement was recognized.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

The Company is required to meet certain covenants in relation to its outstanding term loans. These covenants, which outline minimum cash, current ratio and net worth requirements, have been met by the Company at January 31, 1999.

3.  Inventories

Inventories consist of the following:
                                                   January 31,    October 31,
                                                      1999           1998
                                                   ----------     ----------
                           Finished products       $1,323,002     $1,406,053
                           Work in process          3,367,834      3,343,911
                           Raw materials              348,154        252,026
                                                   ----------     ----------
                                                   $5,038,990     $5,001,990
                                                   ==========     ==========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.  Income Taxes

At January 31, 1999, the Company has net operating loss carryforwards of approximately $77,494,000 for income tax purposes that expire in years 2000 through 2019.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50 percent. The Company has had significant ownership changes over the past five years, including an initial public offering of its common stock in December 1993 and a follow-on public offering of its common stock in October 1995, which may have caused these limitations to apply.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $31,339,000 and $25,015,000 at January 31, 1999 and 1998, respectively. Because of the uncertainty with the ultimate realization of these net deferred tax assets, they were fully reserved for by a valuation allowance at January 31, 1999 and 1998.

5.  Private Placement of Common Stock

On April 21, 1998, 655,563 shares of the Company's common stock and warrants to purchase 196,670 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $10 million. The warrants are exercisable for a period of three years from date of issuance at a price of $18.76. The investors have also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants, at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the initial issuance price of $15.63. In consideration for the additional $10.25 million two-year funding commitment, the Company is obligated to issue the investors additional warrants to purchase up to 51,250 shares of common stock at the end of each of year one and year two if the Company does not utilize the additional funding by such dates. The cost associated with the additional warrants has been calculated using the Black-Scholes option pricing model and is included in iterest expense for the quarter ended January 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including statements concerning: (1) expectations regarding future product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding FDA approval of the Company's oils for inclusion in U.S. infant formula; (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of the Company's nutritional oils; (5) future research and development costs; (6) Year 2000 business risks; and (7) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. The Company's products include:
(1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients which play a central role in the development of the eyes and central nervous system; (2) high value stable isotope products used to visualize molecular interactions for drug discovery and development; and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its stable isotope products. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement. In 1998, Martek first realized revenues from the sale of its new phycobilisome pigment products.

Martek has incurred losses in each year since its inception. At January 31, 1999, the Company's accumulated deficit was $62,672,000. The Company expects to continue its development, production optimization and product marketing activities and as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and Neuromins(R) DHA products occur and/or until significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon the Company's licensees, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

Management Outlook and Regulatory Issues

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that fiscal 1999 sales will surpass prior year levels. Specifically, management believes that for fiscal 1999 as a whole: (1) Infant formula containing Martek's oils will be introduced in additional countries; (2) sales and royalties from the Company's infant formula licensees will continue to grow; (3) distribution of the Company's Neuromins(R) DHA products will expand; (4) sales of new high value products from the Company's stable isotope group will increase and; (5) distribution and sales of diagnostic products will grow.

Management believes that recent scientific evidence supports the contention that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, the Company is pursuing a long-term marketing partnership with a large nutritional products and/or pharmaceutical company to promote Martek's non-infant formula nutritional oil products. Because of this objective, certain shorter-term marketing arrangements of lesser scope have been avoided, thus modestly sacrificing short-term product sales. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, management is unable to accurately predict when, or if, such events will occur.

Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in over 50 countries for term or pre-term infant formula products. The Company and its licensees are in the process of preparing to respond to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While management believes that approval should ultimately be obtained, there is no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will in fact be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products, or that once and if approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. Nevertheless, management anticipates that for fiscal year 1999 infant formula products containing Martek's oils will continue to be introduced in additional countries around the world and overall product sales, including sales from infant formula related products, will increase over the prior year.

Results of Operations

Revenues for the quarter ended January 31, 1999 were $1,553,000, a 32% decrease from revenues of $2,287,000 for same period in 1998, due primarily to the recognition in 1998 of a non-recurring $1,125,000 license fee. Total product sales during the first quarter of 1999 increased by $393,000, or 39% over the first quarter of 1998. Sales of nutritional products increased by $130,000, or 24%, in the first quarter of 1999 when compared to the first quarter of 1998, due mainly to increased sales of Neuromins(R) capsules into mass market retail outlets. First quarter sales of stable isotopes and other commercial products increased by $263,000, or 57% from the same period in 1998, primarily due to the introduction of new high-value stable isotope products. During the first quarter of 1999 royalty revenue increased by $29,000, or 50% when compared to the first quarter of 1998 due to the increased volume of infant formula sales by licensees. Revenues from research and development contracts and grants increased 16% in the first quarter of 1999 over the first quarter of 1998.

Cost of product sales decreased to 70% for the first quarter of 1999, down from 83% for the first quarter of 1998, due mainly to the product mix, which in the first quarter of 1999 included greater sales of high margin Neuromins(R) and high value, high margin stable isotope products. In addition, oil production costs at the Company's plant in Winchester, Kentucky decreased as gains in manufacturing efficiencies were realized.

Research and development costs decreased by $78,000, or 3%, in the first quarter of 1999 when compared to the first quarter of 1998. Over 75% of these R&D costs relate to continued refinement of the

Company's fermentation and oil extraction processes and other R&D efforts related to the Company's oil products. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its Winchester, Kentucky production facility.

Selling, general and administrative expenses decreased by $246,000 over the first quarter of 1998, primarily the result of lower advertising expenses due to the timing of print and other advertising campaigns.

As a result of the foregoing, net loss for the first quarter of 1999 was $3,623,000, or $.24 per share, compared to a net loss of $2,961,000, or $.22 per share for the first quarter of 1998.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. This Statement is effective for the annual reporting of companies with fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 will not impact the reporting of the Company.

The FASB also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. This Statement must be adopted in the annual reporting for companies with fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations, cash flows, or the presentation of its disclosures.

Impact of Year 2000

The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Management believes that the business risk associated with these internal information systems is minimal and has completed more than 95% of its Year 2000 compliance implementation work on them. The Company is also evaluating its non-information technology systems, including the various equipment in operation at the oil production facilities in Winchester, Kentucky. Management has completed more than 90% of this evaluation and subsequent implementation, and believes that the business risk associated with this equipment is minimal. Management believes that its compliance work on the Company's information and non-information technology systems will be completed by the third quarter of fiscal year 1999. However, if significant new non-compliance issues are identified, the process may be delayed and the Company's operations and financial condition may be materially adversely affected.

Additionally, Martek's third party relationships are being reviewed to assess their Year 2000 status and potential impact on the Company. The Company has completed approximately 90% of this review and, where potential business risk has been identified, is requesting additional information from certain third parties to obtain assurance that they are year 2000 compliant. To date, the Company's third party suppliers have represented that they are Year 2000 compliant or are in the process of becoming compliant by December 31, 1999. Although Management has identified multiple suppliers for most of the goods and services purchased from third parties, there can be no guaranty that the failure of any individual supplier to adequately address the Year 2000 issue for the products and services that they provide to the Company will not have a material adverse impact on the Company's operations and financial results. Contingency plans will be developed if it appears that the Company or its suppliers will not be Year 2000 compliant, and such non-compliance is expected to have a material adverse impact on the Company's operations.

Based on currently available information, Management believes that total costs associated with Year 2000 issues will be less than $200,000, and that it will be able to manage the Year 2000 transition without any material adverse effect on the Company's operations, liquidity or capital resources. However, there can be no assurance that Year 2000 issues will not require a significant commitment of resources to resolve potential problems.

Liquidity and Capital Resources

Martek has  financed  its  operations  primarily  from the  issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, the Company has raised approximately $84 million from public and private sales of its equity securities, including approximately $10 million from a private placement in 1998. The 1998 private placement investors also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the initial issuance price of $15.63.

Through January 31, 1999 Martek has incurred an accumulated deficit of $62,672,000. The Company's balance of cash and cash equivalents at January 31, 1999 was $2,523,000. In addition, at January 31, 1999, Martek had $11,218,000 in short-term investments and marketable securities. These investments and securities consist of U.S. government securities and are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities decreased $3,904,000 in the first quarter of 1999, primarily due to the Company's continued operating losses.

Martek may require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(R), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $1,000,000 are expected in 1999. Expenditures beyond 1999 will depend in part on production capacity needs, and the extent of development and implementation of process improvements.

Management believes its existing capital resources, consisting primarily of cash, short-term investments and marketable securities will provide adequate capital for at least the next 12 months. However, Management believes that additional funds will be needed in the longer term to continue the Company's research and development, manufacturing and marketing efforts. Management intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements, asset-based borrowing, equity issuances, additional lease financing and/or collaborative arrangements with partners if such methods are available to the Company and on favorable terms. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 27: Financial Data Schedule

(b) Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(c) Reports on Form 8-K: First Amendment of Rights Agreement dated November 5, 1998 by and among the Company and Registrar and Transfer Company, as Rights Agent (filed as exhibit 99.1 to the Company's form 8-K, File No. 000-22354, filed November 9, 1998, and incorporated by reference herein).

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MARTEK BIOSCIENCES CORPORATION
                                  (Registrant)






Date:  March 17, 1999          /s/Peter L. Buzy
       ---------------        ------------------
                               Peter L. Buzy, Chief Financial and
                               Accounting Officer