Form 10-Q
period 1999-04-30
MARTEK BIOSCIENCES CORP
filed 1999-06-14
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1999

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


  Common stock, par value $.10 per share:  16,489,729 shares outstanding as of June 8, 1999

                               PART I - FINANCIAL
                                 INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)

--------------------------------------------------------------------------------
                                                  April 30,       October 31,
                                                    1999            1998
--------------------------------------------------------------------------------
                                                 (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                      $1,945           $4,498
     Short-term investments and
        marketable securities                        7,738           13,147
     Accounts receivable                             1,505            1,336
     Inventories  (Note 3)                           5,636            5,002
     Prepaid expenses                                  464              424
     Other current assets                               94               96
                                                  ------------------------------
Total current assets                                17,382           24,503
Property, plant and equipment, net                  15,775           16,233
                                                  ------------------------------

Total Assets                                       $33,157          $40,736
                                                  ==============================


Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                                 $497             $596
     Accrued liabilities                             1,195            1,566
     Current portion of notes payable                1,400            1,341
                                                  ------------------------------
Total current liabilities                            3,092            3,503
Long-term portion of notes payable (Note 2)          1,236            1,951
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock, $.01 par value,
         4,700,000 shares authorized;
         none issued or outstanding                   ---              ---
     Series A junior  participating  preferred
         stock, $.01 par value, 300,000 shares
         authorized; none issued or outstanding.      ---              ---
     Common stock, $.10 par value; 30,000,000
         shares authorized;  14,934,594
         and 14,879,434 shares issued and
         outstanding at April 30, 1999
         and October 31, 1998, respectively.         1,493            1,488
     Additional paid-in capital                     93,628           92,843
     Accumulated deficit                           (66,292)         (59,049)
                                                  ------------------------------
Total stockholders' equity                          28,829           35,282
                                                  ------------------------------

 Total liabilities and stockholders' equity        $33,157          $40,736
                                                  ==============================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
Unaudited - $ in thousands, except per share data)

                                           Three months          Six Months
                                          ended April 30,      ended April 30,
--------------------------------------------------------------------------------
                                          1999      1998        1999      1998
--------------------------------------------------------------------------------

Revenues:
     Product sales:
        Nutritional product sales         $740      $763       $1,415    $1,308
        Stable isotope and other
          product sales                    540       643        1,264     1,104
                                       ------------------     ------------------
     Total product sales                 1,280     1,406        2,679     2,412
     License fees and related revenues     ---       ---          ---     1,165
     Royalties                              80        62          167       120
     Research and development contracts
        and grants                         140       128          207       186
                                       ------------------     ------------------
Total revenues                           1,500     1,596        3,053     3,883
Costs and expenses:
     Cost of product sales               1,100     1,104        2,081     1,938
     Research and development            2,160     2,259        4,723     4,900
     Selling, general and administrative 1,901     2,193        3,616     4,154
                                       ------------------     ------------------
Total costs and expenses                 5,161     5,556       10,420    10,992
                                       ------------------     ------------------
Loss from operations                    (3,661)   (3,960)      (7,367)   (7,109)
Other income (expense):
     Miscellaneous income                   40        21           71        42
     Interest income                       149       196          357       460
     Interest expense                     (148)      (91)        (304)     (188)
                                       ------------------     ------------------
Total other income                          41       126          124       314
                                       ------------------     ------------------
Net loss                               ($3,620)  ($3,834)     ($7,243)  ($6,795)
--------------------------------------------------------------------------------

Net loss per share (Note 5)             ($0.24)   ($0.28)      ($0.49)   ($0.49)
--------------------------------------------------------------------------------

Weighted average common
  shares outstanding                14,934,594 13,865,986  14,919,170 13,795,299
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                   Six Months ended April 30,
--------------------------------------------------------------------------------
                                                       1999            1998
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                           ($7,243)        ($6,795)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       721             663
     Other non-cash items                                348             ---
     Changes in assets and liabilities:
        Accounts receivable                             (169)            213
        Inventories                                     (634)         (1,108)
        Prepaid expenses                                 (40)             88
        Other current assets                               2             203
        Accounts payable                                 (99)           (460)
        Accrued liabilities                             (371)            251
                                                 -------------------------------
  Net cash used in operating activities               (7,485)         (6,945)

Investing activities:
     Change in short-term investments
        and marketable securities                      5,409           6,592
     Purchase of property, plant and equipment          (263)           (807)
                                                 -------------------------------
  Net cash provided by investing activities            5,146           5,785

Financing activities:
     Proceeds from the issuance of common stock
        in private placement                             ---          10,010
     Proceeds from the exercise of warrant
        and options                                      442           1,169
     Borrowings on notes payable                         ---             ---
     Repayment of notes payable                         (656)           (647)
                                                 -------------------------------
  Net cash provided by (used in)
     financing activities                               (214)         10,532
                                                 -------------------------------

  Net increase (decrease) in cash
     and cash equivalents                             (2,553)          9,372
  Cash and cash equivalents at beginning of year       4,498           1,977
                                                 -------------------------------

  Cash and cash equivalents at end of period          $1,945         $11,349
                                                 ===============================





See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statement of Stockholders' Equity
(Unaudited - $ in thousands)



                                                  Additional
                                Common Stock       Paid-In  Accumulated
                            Shares       Amounts   Capital    Deficit    Total

Balance at
October 31, 1998          14,879,434     $1,488    $92,843   ($59,049)  $35,282
--------------------------------------------------------------------------------
Exercise of stock options
   and other                  55,160          5        785        ---      790

Net loss                         ---        ---        ---     (7,243)  (7,243)
--------------------------------------------------------------------------------
Balance at
April 30, 1999            14,934,594     $1,493    $93,628   ($66,292)  $28,829
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1998.

2.  Notes Payable and Commitment and Contingencies

The Company had commitments at April 30, 1999 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through April 30, 1999, would not have a material effect on the financial statements.

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

The Company is required to meet certain covenants in relation to its term loans, which had an outstanding balance at April 30, 1999 of approximately $2.6 million. These covenants outline minimum cash, current ratio and net worth requirements. The Company fell below the loan covenant which outlines minimum cash requirements during the second quarter of 1999 but regained compliance on June 1, 1999 when approximately $13.8 million in cash was raised in a private placement (see footnote 6).

3.  Inventories

Inventories consist of the following:
                                                   April 30,      October 31,
                                                     1999            1998

                 Finished products               $1,540,039       $1,406,053
                 Work in process                  3,682,362        3,343,911
                 Raw materials                      413,916          252,026
                                                 ----------       ----------
                                                 $5,636,317       $5,001,990
                                                 ==========       ==========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.  Income Taxes

At April 30, 1999, the Company has net operating loss carryforwards of approximately $81,114,000 for income tax purposes that expire in years 2000 through 2019.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $32,787,000 and $26,624,000 at April 30, 1999 and 1998, respectively. Because of the uncertainty with the ultimate realization of these net deferred tax assets, they were fully reserved for by a valuation allowance at April 30, 1999 and 1998.

5.  Capital Acoounts

Private Placement of Common Stock
On April 27, 1998, 655,563 shares of the Company's common stock and warrants to purchase 196,670 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $10 million. The warrants are exercisable for a period of three years from date of issuance at a price of $18.76. The investors have also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants, at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the initial issuance price of $15.63. In consideration for the additional $10.25 million two-year funding commitment, the Company issued warrants to purchase up to 51,250 shares of common stock on April 27, 1999 at $7.51 per share and is obligated to again issue warrants to purchase up to 51,250 shares of common stock on April 27, 2000 if the Company does not utilize the additional funding by such date. The cost associated with the additional warrants has been calculated using the Black-Scholes option pricing model and is included in interest expense for the quarter ended April 30, 1999.

Stock Otion Plan
On March 11, 1999 the Company's Board of Directors authorized an additional 1,000,000 shares of common stock for issuance pusuant to the Company's Stock Option Plans. As of April 30, 1999, 2,433,060 options to purchase common stock were outstanding of which 1,118,360 were exercisable at prices from $6.25 to $34.35.

6.  Subsequent Event

On June 1, 1999, 1,528,935 shares of the Company's common stock and warrants to purchase 458,679 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $13.8 million. The stock was issued at a thirty day average trading price of $9.03 per share. The warrants are exercisable for a period of three years from date of issuance at $10.84 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including among other things, statements concerning: (1) expectations regarding future product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding FDA approval of the Company's oils for inclusion in U.S. infant formula; (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of the Company's nutritional oils; (5) future research and development costs; (6) Year 2000 business risks; and (7) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. The Company's products include:
(1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients that play a beneficial role in promoting mental and cardiovascular health, and in the development of the eyes and central nervous system; (2) high value stable isotope products to visualize molecular interactions for drug discovery and development; and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its stable isotope products. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement. In 1998, Martek first realized revenues from the sale of its new phycobilisome fluorescent marker products.

Martek has incurred losses in each year since its inception. At April 30, 1999, the Company's accumulated deficit was $66,292,000. The Company expects to continue its development, production optimization and product marketing activities and as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and Neuromins(R) DHA products occur and/or until significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon the Company's licensees and/or other future third-party collaborators, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.


Management Outlook and Regulatory Issues

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that fiscal 1999 sales will surpass prior year levels.

Specifically, management believes that for fiscal 1999 as a whole: (1) Infant formula containing Martek's oils will be introduced in additional countries; (2) sales and royalties from the Company's infant formula licensees will grow; (3) distribution of the Company's Neuromins(R) DHA products will expand; (4) sales of new high value products from the Company's stable isotope group will increase; and (5) distribution and sales of diagnostic products will grow.

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

Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in over 50 countries for term or pre-term infant formula products. The Company and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While management believes that approval should ultimately be obtained, there is no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will in fact be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products, or that once and if approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. Nevertheless, management anticipates that for fiscal year 1999 infant formula products containing Martek's oils will continue to be introduced in additional countries around the world and overall product sales, including sales from infant formula related products, will increase over sales from the prior year.

Results of Operations - Comparison of Quarters and Six Months Ended April 30, 1999 and 1998

Revenues for the quarter ended April 30, 1999 were $1,500,000, a 6% decrease from revenues of $1,596,000 for the same period in 1998. Revenues for the six-month period ended April 30, 1999 were $3,053,000, a decrease of $830,000 or 21%, from the same period in 1998, due primarily to the recognition of a non-recurring $1.1 million license fee in January, 1998. Total product sales during the second quarter of fiscal 1999 decreased by $126,000 or 9% from the second quarter of fiscal 1998, and increased by $267,000 or 11% for the six-month period ended April 30, 1999 from the same period in 1998. Sales of Neuromins(R) capsules increased 5% for the quarter ended April 30, 1999 and 30% for the 6 months ended April 30, 1999 when compared to the same periods in 1998. Although the volume of the Company's oil shipments increased by 24% in the second quarter of fiscal 1999 over the second quarter of fiscal 1998, sales decreased by 6% due to the high level of sales to infant formula licensees in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 on which future royalties will be recognized. The current method of recognizing royalties at a future date leads to initially low revenues when oil is sold to infant formula licensees, since these oils are sold to the licensees at a discount and there is generally a six to nine month time lag from the date of the initial sale until the date that the royalty revenue is recognized. Overall, sales of nutritional products decreased by 3% for the quarter ended April 30, 1999 over the quarter ended April 30, 1998 and increased $107,000 or over 8% for the first six months of fiscal 1999 when compared to the same period in 1998. Sales of products for drug discovery and diagnostics decreased 16% for the quarter ended April 30, 1999 and increased $160,000 or 14% for the first six months of fiscal 1999, when compared to the same periods in 1998. The decrease in the second quarter of fiscal 1999 was primarily due to price competition in the reagents market. It is expected that intense price competition on the Company's stable isotope reagent products will continue for at least the remainder of fiscal 1999 and could adversely impact total reagent sales. The Company is actively looking for ways to reduce its reagent production costs and increase yields of high-end co-products in an effort to offset the impact of this price competition. Royalty revenues increased by 29% in the quarter ended April 30, 1999 compared to the same period in 1998 and over 39% for the first six months of fiscal 1999 compared to the first six months of fiscal 1998. Revenues from research and development contracts and grants increased by 9% in the quarter ended April 30, 1999 when compared to the same period in 1998 and increased 11% for the six months ended April 30, 1999 from the same period in 1998.

Cost of product sales increased to 86% of revenues from product sales for the second quarter of fiscal 1999 from 79% for the second quarter of fiscal 1998. For the six-month period ended April 30, 1999 cost of product sales decreased to 78% of revenues from product sales, down from 80% for the same period in 1998. Cost of sales will continue to fluctuate based on the mix of sales, with lower margins experienced when the mix includes higher volumes of sales to infant formula manufacturers. There is an approximate six to nine month delay after the initial sale of oil until royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized as revenue at the time of the product sale. In addition, oil production costs remain high due to the current low volume of production and because the production process requires further optimization. As sales volumes increase, and manufacturing efficiencies and optimization occurs, Management believes that the cost of production of the nutritional oils products will decrease.

Research and development costs decreased by $99,000, or 4%, in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. For the six-month period ended April 30, 1999, research and development costs decreased $177,000 or 4% when compared to the same period in 1998. These decreases resulted from the conversion of certain development efforts to production efforts. Consistent with the Company's plans, nutritional oils development costs accounted for over 75% of all research and development costs as a result of the Company's continued development efforts to refine its production process. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large-scale fermentation and oil extraction processes.

Selling, general and administrative expenses decreased by $292,000, or 13%, during the second quarter of fiscal 1999 and decreased by $538,000 or 13%, in the six months ended April 30, 1999 over the second quarter and six months ended April 30, 1998, respectively. These cost decreases were primarily the result of lower advertising expenses due to the timing of print and other advertising campaigns. Other income was $85,000 lower during the second quarter of fiscal 1999 than in the second quarter of fiscal 1998 and $190,000 lower in the first six months of fiscal 1999 than in the first six months of fiscal 1998. These decreases are due primarily to an increase in interest expense as a result of the warrants issued in relation to the April 27, 1998 private placement of common stock (see footnote 5), and a decrease in the amount of interest earned on investments as funds received in the Company's various fund raising efforts are being used to support operations.

As a result of the foregoing, net loss for the second quarter of fiscal 1999 was $3,620,000, or $.24 per share, compared to a net loss of $3,834,000, or $.28 per share for the second quarter of fiscal 1998. Net loss for the six months ended April 30, 1999, was $7,243,000 or $.49 per share, compared to a net loss of $6,795,000 or $.49 per share for the same period in 1998.

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

Impact of Year 2000

The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Management believes that the business risk associated with these internal information systems is minimal and has completed more than 95% of its Year 2000 compliance implementation work on them. The Company is also evaluating its non-information technology systems, including the various equipment in operation at the oil production facilities in Winchester, Kentucky. Management has completed more than 95% of this evaluation and subsequent implementation, and believes that the business risk associated with this equipment is minimal. Management believes that its compliance work on the Company's information and non-information technology systems will be completed by the third quarter of fiscal year 1999. However, if significant new non-compliance issues are identified, the process may be delayed and the Company's operations and financial condition may be materially adversely affected.

Additionally, Martek's third party relationships are being reviewed to assess their Year 2000 status and potential impact on the Company. The Company has completed approximately 95% of this review and, where potential business risk has been identified, is requesting additional information from certain third parties to obtain assurance that they are year 2000 compliant. To date, the Company's third party suppliers have represented that they are Year 2000 compliant or are in the process of becoming compliant by December 31, 1999. Although Management has identified multiple suppliers for most of the goods and services purchased from third parties, there can be no guaranty that the failure of any individual supplier to adequately address the Year 2000 issue for the products or services that they provide to the Company will not have a material adverse impact on the Company's operations and financial results. Contingency plans will be developed if it appears that the Company or its suppliers will not be Year 2000 compliant, and such non-compliance is expected to have a material adverse impact on the Company's operations.

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

 Liquidity and Capital Resources

Martek has  financed  its  operations  primarily  from the  issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, through April 30, 1999, the Company has raised approximately $84 million from public and private sales of its equity securities, including approximately $10 million from a private placement in 1998. The 1998 private placement investors also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the 1998 initial issuance price of $15.63. In consideration for the additional $10.25 million two-year funding commitment, the Company issued warrants to purchase up to 51,250 shares of common stock on April 27, 1999 at $7.51 per share and is obligated to again issue warrants to purchase up to 51,250 shares of common stock on April 27, 2000 if the Company does not utilize the additional funding by such date.

Through  April  30,  1999  Martek  has  incurred  an   accumulated   deficit  of
$66,292,000. The Company's balance of cash and cash equivalents at April 30, 1999 was $1,945,000. In addition, at April 30, 1999,

Martek had $7,738,000 in short-term investments and marketable securities. These investments and securities consist of U.S. government securities and are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities decreased $7,962,000 in the first six months of 1999, primarily due to the Company's continued operating losses. On June 1, 1999 the Company raised additional funds of approximately $13.8 million from a private placement of common stock (see footnote 6).

Martek may require substantial additional funds in the future to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(R)DHA, and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $500,000 are expected for the remainder of 1999. Expenditures beyond 1999 will depend in part on production capacity needs, and the extent of development and implementation of process improvements.

Management believes that, with the cash raised in the private placement financing which closed on June 1, 1999, its existing capital resources will provide adequate capital for at least the next 18 months. However, Management believes that additional funds will be needed in the longer term to continue the Company's research and development, manufacturing and marketing efforts. Management intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements, asset-based borrowing, equity issuances, additional lease financing and/or collaborative arrangements with partners if such methods are available to the Company and on favorable terms. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

On June 1, 1999, the Company sold 1,528,935 shares of common stock and warrants to purchase an additional 458,679 shares of common stock for an aggregate cash consideration of approximately $13.8 million.

The following information relates to the issuance of Martek securities as part of the Common Stock and Warrant Purchase Agreement dated June 1, 1999:


                                     Shares of
          Name of                     Martek      Number of warrants to purchase
        Shareholder                common stock      shares of Martek common
                                     received            stock received


Black Bear Fund I, L.P.                166,128              49,838
Black Bear Fund II, L.P.                16,059               4,818
Black Bear Offshore L.T.D.             168,897              50,669
Black Bear Pacific Master
Fund Unit Trust                         36,548              10,964
George Haywood                         332,257              99,677
State of Wisconsin                     443,009             132,903
MFS Mid Cap Growth Fund (EXOT)         143,978              43,193
MFS Mid Cap Growth Fund (OTC)           77,527              23,258
MFS New Discovery Fund (NDF)           110,752              33,226
MFS Sun Life New Discovery Fund (NWD)    5,538               1,661
MFS New Discovery Fund (UND)               554                 166
Ramius Capital Group L.L.C.             27,688               8,306
                                     ---------           ---------
                                     1,528,935             458,679


The warrants are exercisable for a period of three years from the date of initial issuance at $10.84/share. The common stock and warrants were issued in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not Applicable. The Company is required to meet certain covenants in relation to its term loans, which had an outstanding balance at April 30, 1999 of approximately $2.6 million. These covenants outline minimum cash, current ratio and net worth requirements. The Company fell below the loan covenant which outlines minimum cash requirements during the second quarter of 1999 but regained compliance on June 1, 1999 when approximately $13.8 million in cash was raised in a private placement (see footnote 6). The lender subsequently waived the cash requirement as of April 30, 1999.

Item 4.  Submission of Matter to a vote of Security Holders.

The Company's Annual Meeting of Stockholders was held on March 11, 1999. The following members were elected to the Company's Board of Directors to hold office for the periods indicated below:

                                    Elected Until
                                    Annual Meeting
         Nominee                      To Be Held           In Favor    Withheld

         Jules Blake                    2002              13,168,062    27,315
         Henry Linsert, Jr.             2002              13,153,994    41,383
         Ann L. Johnson                 2002              13,165,904    29,473
         Sandra Panem                   2002              13,166,279    29,098

Directors Continuing in Office:

         Douglas J. MacMaster, Jr.
         John H. Mahar
         Eugene H. Rotber
         Gordon S. Macklin
         Richard J. Radmer
         William D. Smart

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: 27.01 Financial Data Schedule

               99.1    Cautionary  Statements  for  Purposes of the "Safe
                       Harbor"   Provisions  of  the  Private  Securities
                       Litigation Reform Act of 1995

(b) Reports on Form 8-K: Form 8-K filed on June 9, 1999 and incorporated herein by reference.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        MARTEK BIOSCIENCES CORPORATION
                                (Registrant)







Date:  June 14, 1999             /s/Peter L. Buzy
      ---------------            ----------------------------
                                 Peter L. Buzy, Chief Financial
                                 and Accounting Officer