Form 10-Q
period 1999-07-31
MARTEK BIOSCIENCES CORP
filed 1999-09-14
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

         [ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999
                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


Common stock, par value $.10 per share: 16,492,229 shares outstanding as of September 8, 1999

                               PART I - FINANCIAL
                                 INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)

--------------------------------------------------------------------------------
                                                 July 31,        October 31,
                                                  1999              1998
--------------------------------------------------------------------------------
                                               (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents                    $3,479           $4,498
     Short-term investments and
        marketable securities                     16,616           13,147
     Accounts receivable                           1,509            1,336
     Inventories  (Note 3)                         5,995            5,002
     Prepaid expenses                                250              424
     Other current assets                            126               96
                                              ----------------------------------
Total current assets                              27,975           24,503
Property, plant and equipment, net                15,498           16,233
                                              ----------------------------------
                                                 $43,473          $40,736
                                              ==================================


Liabilities and stockholders' equity:
Current liabilities:
     Accounts payable                               $888             $596
     Accrued liabilities                           1,060            1,566
     Unearned Revenue                                 19              ---
     Current portion of notes payable              1,551            1,341
                                              ----------------------------------
Total current liabilities                          3,518            3,503
Long-term portion of notes payable (Note 2)          747            1,951
Commitments and contingencies (Note 2)
Stockholders' equity:
     Preferred stock, $.01 par value,
        4,700,000 shares authorized;
        none issued or outstanding.                  ---              ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding.      ---              ---
     Common stock, $.10 par value; 30,000,000
        shares authorized;  16,492,229 and
        14,879,434 shares issued and
        outstanding  at July 31, 1999
        and October 31, 1998, respectively.        1,649            1,488
     Additional paid-in capital                  107,472           92,843
     Accumulated deficit                         (69,913)         (59,049)
                                              ----------------------------------
Total stockholders' equity                        39,208           35,282
                                              ----------------------------------

Total liabilities and stockholder's equity       $43,473          $40,736
                                              ==================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except per share data)

                                          Three months           Nine months
                                          ended July 31,        ended July 31,
--------------------------------------------------------------------------------
                                          1999      1998        1999      1998
--------------------------------------------------------------------------------

Revenues:
     Product Sales:
        Nutritional product sales         $677       $619      $2,092    $1,927
        Stable isotope and other
           product sales                   485        491       1,749     1,595
                                        ------------------   -------------------
     Total Product Sales                 1,162      1,110       3,841     3,522
     License fees and other revenues         6        ---           6     1,165
     Royalties                              79         67         245       187
     Research and development contracts
        and grants                          71        140         278       326
                                        ------------------   -------------------
Total revenues                           1,318      1,317       4,370     5,200
Costs and expenses:
     Cost of product sales                 853        887       2,934     2,825
     Research and development            2,601      2,575       7,324     7,475
     Selling, general and administrative 1,586      1,551       5,202     5,705
                                        ------------------   -------------------
Total costs and expenses                 5,040      5,013      15,460    16,005
                                        ------------------   -------------------
Loss from operations                    (3,722)    (3,696)    (11,090)  (10,805)
Other income (expense):
     Miscellaneous income                   31         25         102        67
     Interest income                       212        341         569       801
     Interest expense                     (141)      (170)       (445)     (358)
                                        ------------------   -------------------
Total other income                         102        196         226       510
                                        ------------------   -------------------
Net loss                               ($3,620)   ($3,500)   ($10,864) ($10,295)
--------------------------------------------------------------------------------
Net loss per share (Note 5)             ($0.23)    ($0.24)     ($0.71)   ($0.73)
--------------------------------------------------------------------------------
Weighted average common
shares outstanding                  15,971,019 14,833,397  15,273,640 14,145,134
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                 Nine Months  ended July 31,
--------------------------------------------------------------------------------
                                                     1999            1998
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                        ($10,864)       ($10,295)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                   1,087           1,001
     Other non-cash items                              348             ---
     Changes in assets and liabilities:
        Accounts receivable                           (173)            435
        Inventories                                   (993)         (1,231)
        Other current assets                           144             136
        Accounts payable                               292            (394)
        Accrued liabilities                           (506)            102
        Unearned revenue                                19             ---
                                                 -------------------------------
  Net cash used in operating activities            (10,646)        (10,246)

Investing activities:
     Change in short-term investments
        and marketable securities                   (3,469)              4
     Purchase of property, plant and equipment        (352)         (1,239)
                                                 -------------------------------
  Net cash used in investing activities             (3,821)         (1,235)

Financing activities:
     Proceeds from issuance of common stock
        in private placement                         13,770         10,010
     Proceeds from the exercise of warrants
        and options                                     672          3,998
     Borrowings on notes payable                        ---            ---
     Repayment of notes payable                        (994)          (980)
                                                 -------------------------------
  Net cash provided by financing activities          13,448         13,028
                                                 -------------------------------
  Net increase (decrease) in cash and
     cash equivalents                                (1,019)         1,547
  Cash and cash equivalents at beginning of year      4,498          1,977
                                                 -------------------------------
  Cash and cash equivalents at end of period         $3,479         $3,524
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

MARTEK BIOSCIENCES CORPORATION
Statement of Stockholders' Equity
(Unaudited - $ in thousands)


                                                  Additional
                                                   Paid-In  Accumulated
                                 Common Stock      Capital    Deficit     Total
                  --------------------------------------------------------------
                              Shares     Amounts

Balance at
October 31, 1998           14,879,434    $1,488    $92,843   ($59,049)  $35,282
--------------------------------------------------------------------------------

Issuance of common stock
in private placement        1,528,935       153     13,617      ---      13,770

Exercise of stock options
and other                      83,860         8      1,012      ---       1,020

Net loss                          ---       ---       ---     (10,864)  (10,864)
--------------------------------------------------------------------------------
Balance at
July 31, 1999              16,492,229    $1,649   $107,472   ($69,913)  $39,208
--------------------------------------------------------------------------------


See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1998.

2.  Commitment and Contingencies

The Company had commitments at July 31, 1999 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through July 31, 1999, would not have a material effect on the financial statements.

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

The Company is required to meet certain covenants in relation to its term loans, which had an outstanding balance at July 31, 1999 of approximately $2.3 million. These covenants outline minimum cash, current ratio and net worth requirements. The Company was in compliance with all of these covenants at July 31, 1999.

3.  Inventories

Inventories consist of the following:

                                                July 31,          October 31,
                                                  1999               1998
                                             -----------          -----------
               Finished products              $1,982,042           $1,406,053
               Work in process                 3,646,914            3,343,911
               Raw materials                     366,497              252,026
                                             -----------          -----------
                                              $5,995,453           $5,001,990
                                             ===========          ===========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.  Income Taxes

At July 31, 1999, the Company has net operating loss carryforwards of approximately $84,734,000 for income tax purposes that expire in years 2000 through 2019.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $34,235,000 and $28,024,000 at July 31, 1999 and 1998, respectively. Because of the uncertainty with the ultimate realization of these net deferred tax assets, they were fully reserved for by a valuation allowance at July 31, 1999 and 1998.

5.  Capital Accounts

Private Placements of Common Stock
On April 21, 1998, 655,563 shares of the Company's common stock and warrants to purchase 196,670 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $10 million. The warrants are exercisable for a period of three years from date of issuance at a price of $18.76. The investors have also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants, at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the initial issuance price of $15.63. In consideration for the additional $10.25 million two-year funding commitment, the Company issued warrants to purchase up to 51,250 shares of common stock on April 27, 1999 at $7.51 per share and is obligated to again issue warrants to purchase up to 51,250 shares of common stock at the end of year two if the Company does not utilize the additional funding by such date. The cost associated with the additional warrants has been calculated using the Black-Scholes option pricing model and is included in interest expense for the quarter ended July 31, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including among other things, statements concerning: (1) expectations regarding future product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding FDA approval of the Company's oils for inclusion in U.S. infant formula; (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of the Company's nutritional oils; (5) future research and development costs; (6) Year 2000 business risks; and (7) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth in Exhibit 99.1 hereto and from time to time in the Company's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. The Company's products include:
(1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients that play a beneficial role in promoting mental and cardiovascular health, and in the development of the eyes and central nervous system in newborns; (2) stable isotope products and technologies to visualize molecular interactions for drug discovery and development; and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its stable isotope products. In 1992, Martek began to realize revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement. In 1998, Martek first realized revenues from the sale of its new phycobilisome fluorescent marker products.

Martek has incurred losses in each year since its inception. At July 31, 1999, the Company's accumulated deficit was $69,913,000. The Company expects to continue its development, production optimization and product marketing activities and as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and Neuromins(R) DHA products occur and/or until significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon the Company's licensees and/or other future third-party collaborators, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

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

Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in over 60 countries for term or pre-term infant formula products, including most recently approval by the French Scientific Committee for Foods for pre-term and term infant formula. The Company and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While Management believes that FDA approval should ultimately be obtained, it is Management's belief that this process will take a minimum of six to twelve additional months. There is also no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will in fact be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products, or that once and if approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. Nevertheless, management anticipates that for fiscal year 1999 infant formula products containing Martek's oils will continue to be introduced in additional countries around the world and overall product sales, including sales from infant formula related products, will increase over sales from the prior year.

Results of Operations - Comparison of Quarters and Nine Months Ended July 31, 1999 and 1998

Revenues for the quarter ended July 31, 1999 were $1,318,000, consistent with revenues of $1,317,000 for the same period in 1998. Revenues for the nine-month period ended July 31, 1999 were $4,370,000, a decrease of $830,000 or 16%, from the same period in 1998, due primarily to the recognition of a non-recurring $1.1MM license fee in January, 1998. Total product sales during the third quarter and nine months ending July 31, 1999 increased by $52,000 and $319,000 or 5% and 9%, respectively from the same periods in 1998. Sales of Nutritional Products, including Neuromins(R) capsules, increased 9% for both the three and the nine months ended July 31, 1999 when compared to the same periods in 1998. Stable isotope and other product sales decreased 1% for the third quarter and increased $154,000 or 10% for the first nine months of 1999, when compared to the same periods in 1998. The decrease in the third quarter of 1999 was primarily due to price competition in the reagents market which is expected to continue for at least the remainder of 1999 and could adversely impact total reagent sales. The Company is actively looking for ways to reduce its reagent production costs and increase yields of high-end co-products in an effort to offset the impact of this price competition. Royalty revenues increased by 18% in the third quarter of 1999 compared to the third quarter of 1998 and over 32% for the first nine months of 1999 compared to the first nine months of 1998. Revenues from research and development contracts and grants decreased by 49% in the third quarter of 1999 when compared to the third quarter of 1998 and decreased 15% for the nine months ended July 31, 1999 from the same period in 1998, due to the timing of activity under the Company's outstanding grants.

Cost of product sales decreased to 73% of revenues from product sales for the third quarter of 1999 from 80% for the third quarter of 1998. For the nine month period ended July 31, 1999 cost of product sales decreased to 76% of revenues from product sales, down from 80% for the same period in 1998. Cost of sales will continue to fluctuate based on the mix of sales, with lower margins experienced when the mix includes higher volumes of sales to infant formula manufacturers. There is an approximate six to nine month delay after the initial sale of oil until royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized as revenue at the time of the product sale. In addition, oil production costs remain high due to the current low volume of production and because the production process requires further optimization. As sales volumes increase, and manufacturing efficiencies and optimization occurs, Management believes that the cost of production of the nutritional oils products will decrease.

Research and development costs in the third quarter of 1999 were consistent with the third quarter of 1998. For the nine month period ended July 31, 1999, research and development costs decreased $151,000 or 2% when compared to the same period in 1998. Consistent with the Company's plans, nutritional oils development costs accounted for over 75% of all research and development costs as a result of the Company's continued development efforts to refine its production process. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large-scale fermentation and oil extraction processes.

Selling, general and administrative expenses increased by $35,000, or 2%, during the third quarter of 1999 and decreased by $503,000 or 9%, in the nine months ended July 31, 1999 compared to the third quarter and nine months ended July 31, 1998, respectively. The fiscal year-to-date cost decrease was primarily the result of lower advertising expenses due to the timing of print and other advertising campaigns. Other income was $94,000 lower during the third quarter of 1999 than in the third quarter of 1998 and $284,000 lower in the first nine months of 1999 than in the first nine months of 1998. Decreases in other income are due primarily to a decrease in the amount of interest earned on investments as funds received in the Company's various fund raising efforts are being used to support operations.

As a result of the foregoing, net loss for the third quarter of 1999 was $3,620,000, or $.23 per share, compared to a net loss of $3,500,000, or $.24 per share for the third quarter of 1998. Net loss for the nine months ended July 31, 1999, was $10,864,000 or $.71 per share, compared to a net loss of $10,295,000 or $.73 per share for the same period in 1998.

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

Impact of Year 2000

The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Management believes that the business risk associated with these internal information systems is minimal and has completed more than 95% of its Year 2000 compliance implementation work on them. The Company is also evaluating its non-information technology systems, including the various equipment in operation at the oil production facilities in Winchester, Kentucky. Management has completed more than 95% of this evaluation and subsequent implementation, and believes that the business risk associated with this equipment is minimal. Management believes that its compliance work on the Company's information and non-information technology systems will be completed by the end of fiscal year 1999. However, if significant new non-compliance issues are identified, the process may be delayed and the Company's operations and financial condition may be materially adversely affected.

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

The major risks to Martek resulting from the failure of third parties to attain Year 2000 readiness could include: (1) interruptions or disruptions to the manufacturing process and facilities; (2) an interruption in the flow of goods or services from suppliers; or (3) interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes. If such disruptions would occur, they could have a material adverse effect on the Company's operations.

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

Liquidity and Capital Resources

Martek has  financed  its  operations  primarily  from the  issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, the Company has raised approximately $97 million from public and private sales of its equity securities, including approximately $10 million from a private placement in 1998 and $13.8 million from a private placement in June 1999. The 1998 private placement investors also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the 1998 initial issuance price of $15.63.

Through July 31, 1999 Martek has incurred an accumulated deficit of $69,913,000. The Company's balance of cash, cash equivalents, short-term investments and marketable securities at July 31, 1999 was $20,095,000. The investments and securities consist of U.S. government securities and are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities increased $2,450,000 in the first nine months of 1999, primarily the result of the additional funds raised in the private placement of common stock which closed in June 1999 (see Note 5).

Martek may require substantial additional funds in the future to continue its research and development programs, to conduct preclinical and clinical studies and to commercialize its nutritional oils, Neuromins(R), and its other products under development. The ultimate levels of these expenditures will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $250,000 are expected in the fourth quarter of fiscal 1999. Expenditures beyond fiscal 1999 will depend in part on production capacity needs, and the extent of development and implementation of process improvements.

Management believes that its existing capital resources, consisting primarily of cash, short-term investments and marketable securities, will provide adequate capital for at least the next 18 months. However, Management believes that additional funds will be needed in the longer term to continue the Company's research and development, manufacturing and marketing efforts. Management intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements, asset-based borrowing, equity issuances, additional lease financing and/or collaborative arrangements with partners if such methods are available to the Company and on favorable terms. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

See Item 2, Part II of Form 10-Q for the quarter ended April 30, 1999

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits: 27.01 Financial Data Schedule

                      99.1    Cautionary  Statements  for  Purposes of the "Safe
                              Harbor"   Provisions  of  the  Private  Securities
                              Litigation Reform Act of 1995

 (b) Reports on Form 8-K: Form 8-K filed on June 9, 1999.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  MARTEK BIOSCIENCES CORPORATION
                           (Registrant)







Date:  September 14, 1999                   /s/ Peter L. Buzy
      -------------------                   ------------------------------
                                            Peter L. Buzy, Principal Financial
                                            and Chief Accounting Officer