Form 10-K405
period 1999-10-31
MARTEK BIOSCIENCES CORP
filed 2000-01-31
CIK 892025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999       Commission file number: 0-22354

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of Common Stock held by non-affiliates of registrant is $161,449,892 (based upon a last sale price of $12.0625 per share of the Common Stock as reported on the NASDAQ National Market System on January 14, 2000). The number of shares of Common Stock outstanding as of January 14, 2000 was 16,517,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1999 are incorporated by reference into Part II of this Report. Certain portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant's 1999 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

ITEM I.  BUSINESS.

                                    OVERVIEW

       Martek Biosciences Corporation ("Martek" or "the Company") is a leader in the development and commercialization of high value products derived from microalgae. Martek's leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. The Company's nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid ("DHA") and arachidonic acid ("ARA"), which many researchers believe may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Low levels of DHA in adults has also been linked to a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Martek has licensed its nutritional oils to six infant formula manufacturers, representing over 40% of the estimated $6 billion worldwide market for infant formula. Four of these licensees are marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula products containing the Company's oils in over 60 countries. Additional applications of the Company's platform technology include currently marketed products and technologies to assist in drug discovery and diagnostics. Martek intends to continue to exploit the largely untapped commercial opportunities of microalgae. To that end, the Company maintains a library of more than 3,300 live microalgal species and a related database, which it believes are among the largest such resources available worldwide.

       Nutritional Oils for Infant Formula, Dietary Supplementation and Other Applications. Using its proprietary technology, Martek has developed nutritional oils which provide two fatty acids that are naturally present in breast milk but are not available in most infant formulas. The predominant fatty acid components of these oils, DHA and ARA, are produced from microalgae and fungi, respectively, using Martek's proprietary technologies. Studies published by others have indicated that DHA may play a vital role in the development and function of the brain and retina. Recent research has linked low levels of DHA to a variety of health risks, including increased cardiovascular problems, cystic fibrosis, cancer, and various neurological and visual disorders. Further research is underway to explore the impact of DHA supplementation in these and other areas. ARA is a major structural lipid in human tissues. Martek's blended oils containing DHA and ARA provide the closest available match, with regard to molecular form of these fatty acids, to the DHA and ARA in human milk when added to infant formula. In 1994, the Company received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched in ARA, as well as the use of such blends in infant formulas. In 1995, the Company received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 the Company received two additional U.S. patents covering its nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using Martek's method of producing DHA oil. The second patent clarifies that Martek's patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low eicosapentaenoic acid ("EPA") fish oils. Fish oil is a potential competitive source of DHA to Martek's algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating Martek's patents. Two U.S. patents were granted in 1997, one of which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998 a U.S. patent was issued protecting the Company's DHA-rich algal biomass, an inexpensive source of DHA which may potentially be a low cost product itself. The Company also has been awarded a number of foreign patents covering various aspects of its nutritional oils.

       Martek has entered into royalty-bearing license agreements to utilize its oils with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Royal Numico N.V. ("Numico", formerly Nutricia), Maabarot Products Ltd. ("Maarbarot") and Novartis Nutrition S.A. ("Novartis"). Numico, Wyeth-Ayerst (a subsidiary of American Home Products), Maarbarot, and Novartis are currently marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula products containing the Company's oils in over 60 countries worldwide. More than one company is marketing supplemented term infant formulas in Spain, Australia and New Zealand. The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $6 billion worldwide. Martek is actively pursuing licenses with other infant formula producers throughout the world to continue penetrating these markets.

       In the latter part of 1996, Martek initiated sales of its first consumer products, Neuromins(R), a DHA dietary supplement, and Neuromins(R) PL, a DHA dietary supplement for pregnant and lactating women. Since then, Martek has expanded distribution of its Neuromins(R) DHA. Martek has entered into agreements with Natrol, Inc., Source Naturals, Inc., Solgar Vitamin and Herb Company, Leiner Health Products, Nature's Way and Neutraceutical Corporation for the packaging and distribution of these products in retail outlets nationwide, including Safeway, Vitamin World, and General Nutrition Centers (GNC), the nation's largest natural products chain. Neuromins(R) DHA is also sold through mail order distributors and a multi-level marketer. In 1999, American Home Products accounted for approximately 15% of Martek's sales.

       In 1999, Martek began selling bulk DHA oil and powder for additional applications, including inclusion in childrens chewables and nutritional drinks and adult combination supplements which not only include Martek's DHA but other ingredients such as Gingko and St. Johns Wort. Martek is continuing to explore additional applications for DHA, including use in pharmaceuticals, functional foods and animal and aquaculture feeds.

       Aquaculture. Larval fish, crustaceans (shrimp) and mollusks (oysters and clams), like humans, require certain long chain polyunsaturated fatty acids such as DHA and ARA for optimal growth and health. The Company has leveraged it capabilities in these areas with joint activities at aquaculture research and production facilities around the world to develop new high value enrichment feeds for this industry. In 1999, the Company began beta-testing its proprietary AquaGrow(R) line of enrichment feeds at several sites around the world.

       Products for Drug Discovery. Using its core microalgal technology, Martek has developed and markets a range of products and technologies for use in structure based drug discovery, molecular structure and metabolic research. The Company markets these products worldwide to many of the world's largest pharmaceutical companies and research institutions. These products aid researchers in expediting new drug discovery by enabling them to determine the 3-dimensional ("3-D") structure of certain molecules in solution and to study characteristics of the structure and its binding interaction with drugs. Martek also markets a proprietary cell growth medium, Celtone(R)M, which the Company believes will enable researchers, for the first time, to determine the 3-D structure of certain human proteins. The Company has entered into a royalty-bearing license agreement with Genetics Institute regarding the use of Celtone(R) M. U.S. patents were issued to Martek for its Celtone(R) M technology in 1995, 1997 and 1998. The Company is currently working on developing a proprietary fast-track protein labeling system which would, by using advanced nuclear magnetic resonance ("NMR") technology, enable researchers to determine the structure and movement of pharmaceutical target binding sites in significantly reduced time. This technology could greatly reduce the time needed to understand a given target/drug candidate interaction and thereby speed up the rejection of unsuitable compounds and reduce the overall time needed to develop new pharmaceuticals.

       The Company has also developed and been issued a U.S. patent covering a proprietary library of small flexible probe molecules, the Reconnaissance Probe(TM) Library, which can be labeled with stable isotopes for use to specifically interrogate the binding sites of receptor molecules. If successful, such information could be critical for the screening of virtual chemical libraries, and could also be used to quickly eliminate false positive leads from libraries already screened.

       Diagnostics. Martek identifies, isolates, and markets powerful fluorescent dyes (phycobiliproteins) from various algae for use in applications that require high sensitivity detection. Martek has also developed proprietary positions around certain polymeric forms of the phycobiliproteins (PBXL(TM) dyes) that provide extreme sensitivity with ease of use that is unmatched by other common dyes or detection systems. These dyes provide 100 times the sensitivity of common direct fluorescent dyes while retaining the simple detection possible with direct fluorescence. PBXL(TM) dyes are being developed for use in western blot detection kits for instrumented systems and have potential for southern and northern blotting applications. In 1999, the PBXL(TM) dyes also shown potential in DNA array formats as well as in high throughput screening systems utilizing phage as well as time resolved fluorescence formats. The Company has exclusively in-licensed the rights to the PBXL(TM) technology based on a US Patent issued in 1997 and several pending applications. The Company's CryptoFluor(TM) dyes have the advantage of smaller size compared to the standard phycobiliproteins, and provide additional wavelengths for multiplexed assays. In cooperation with Intergen(R), the Company's marketing partner for these dyes, the CryptoFluor(TM) dyes are finding a number of new research and diagnostic applications. In 1998, Martek began marketing some of its fluorescent detection products through partnerships with Intergen(R) Company and Kirkegaard and Perry Laboratories. In 1999, Martek began distributing the PBXL(TM) based products through Chemdex(R), an internet supplier of scientific products.

       Algal Genomics. Microalgae are microplants and, as such, have many biochemical pathways and genes in common with higher plants. They offer the further advantage, however, of having the genetic material required for the production of certain compounds (e.g., DHA and EPA) that are not present in higher plants. Consequently, Martek believes that microalgae represent a valuable gene pool for modern agricultural biotechnology. Gene coding for enzymes in microalgal fatty acid biosynthesis have been identified, isolated and characterized by Martek scientists. Gene sequencing from several different and distinct algal species is also underway and many new genes have been identified from several different species.

       Martek has utilized its understanding of heterotrophic (without light) and autotrophic (with light) growth of microalgae, and its proprietary technology in microalgal transformation, to convert an otherwise photoautotrophic species of microalgae, into one capable of growing heterotrophically. Martek believes that this represents the first time such a transformation has ever been made. Martek's Trophic Conversion(TM) technology is the subject of several patent applications and opens the door to the commercial heterotrophic production (growth via fermentation) of algal species that could only be grown previously using a photobioreactor system. The favorable production economics associated with fermentation compared to those of the photobioreactor will allow the Company to pursue new algal products not previously believed to be economically feasible and potentially represents a means to commercially exploit a greater portion of the kingdom of microalgae.

                                   TECHNOLOGY

       Martek applies its microalgal expertise and culturing technology to its expanding library of over 3,300 live microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of Martek's products:

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

-------------------------------------------------------------------------------------------------------------
Celtone(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.
Neuromins(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.
Aquagrow(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.
PBXL(TM) is a trademark of the Company.
CryptoFluor(TM) is a trademark of the Company.
Trophic Conversion(TM) is a trademark of the Company.
Reconnaissance Probe(TM) is a trademark of the Company.
SureLight APC(TM) is a trademark of the Company.

XLExpress(TM) is a trademark of the Company.

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

       Martek's product development process involves the following primary steps:

              Identification of Appropriate Microalgae. Martek selects specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and the Company's proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. The Company currently maintains an increasing in-house collection of over 3,300 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is the Company's proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. The Company believes that its microalgal collection and associated database are among the largest such resources available in the world. Coupled with the Company's extensive microalgal expertise, these resources are used to select organisms for initial testing. Further testing ultimately results in the selection of production strains.

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

              Culturing Microalgae. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. Martek has discovered and uniquely cultured a microalga capable of producing large amounts of DHA heterotrophically by using organic nutrients. Heterotrophic culturing of this DHA-producing microalga was previously not believed to be possible at commercially viable levels. Heterotrophic microalgae have the advantage of being able to be cultured in conventional fermenters employed by the food, pharmaceutical and biotechnology industries. Microalgal fermentation has an advantage over photobioreactor production (i.e. with light) because larger-scale production of products such as the Company's nutritional oils, for which the incorporation of high-priced stable isotopes is not required, can be conducted in existing fermentation equipment, resulting in lower production costs. Aspects of Martek's technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patent applications have issued in certain countries and are pending in certain other countries around the world.

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

              Martek uses a series of photobioreactors of varying sizes, controls and methods of operation to achieve culturing consistency. The different sizes are used primarily for scale-up purposes, from laboratory bench scale to commercial culturing and manufacturing. Certain aspects of these photobioreactors are the subject of U.S. patents.

                         PRODUCTS AND PRODUCT CANDIDATES

Nutritional Products

       Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids ("PUFAs") that are important to human nutrition and health. Studies have indicated that a particular PUFA, docosahexaenoic acid ("DHA"), may be associated with mental and visual development in infants and play a pivotal role in normal brain function throughout life. Recent research has linked low levels of DHA to a variety of health risks, including increased cardiovascular problems, cystic fibrosis, cancer, and various neurological and visual disorders. Further research is underway to explore the impact of DHA supplementation in these and other areas. DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA from dietary precursors. Infants acquire DHA and arachidonic acid ("ARA"), an important structural lipid in human tissues, initially in utero during pregnancy, and then from their diet via their mother's milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in utero allotment. These fatty acids are naturally present in breast milk, but are not added to most infant formulas today.

       Martek has identified a strain of microalgae which produces an oil rich in DHA and has developed the means to grow it by fermentation, with a relatively high oil and DHA content. To supplement its DHA for infant formula, the Company has isolated and cultured a strain of fungus that produces large amounts of ARA. DHA and ARA are also present in high levels in egg yolk phospholipids and various fish oils. There have been over 30 clinical studies during the past 10 years evaluating the impact of DHA and ARA supplementation on infants. Although certain recent studies using egg yolk phospholipids and fish oil sources of DHA and ARA have shown minimal impact on infant cognitive development, the majority of these studies, including a recent study using Martek's nutritional oils, have demonstrated that these fatty acids have a significant impact on early cognitive and visual development in infants. Martek's oils also do not possess potentially undesirable fatty acids found in fish oil sources of DHA.

       Martek first realized revenues from license fees related to its nutritional oils and sale of sample quantities of these oils in 1992. In late 1994, one of the Company's licensees launched the first pre-term infant formula containing Martek's oils in Europe, and in 1995, Martek recognized its first royalty revenue from sales of this product. Additional product introductions have continued through 1999. Currently, four of the Company's infant formula licensees are marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula containing the Company's oils in over 60 countries worldwide.

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

       There are numerous studies which support the importance of DHA and ARA in the infant diet. Although there are some studies which have not supported such a benefit, the following are examples of some of the studies which have found a benefit:

- In 1999, a meta-analysis of over 20 published reports concluded that infants deprived of the nutrients in breast milk are likely to have a lower IQ, lower educational achievement, and poorer social adjustment than breast-fed infants. The nutritional benefits of breast-feeding were associated with at least a 3.2 point difference in cognitive development compared to formula feeding, and the longer the baby was breast fed, the greater the increase in cognitive developmental benefit.

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

       In the November 12, 1994 edition of The Lancet, a scientific journal published in the UK, scientists concluded that "some components of breast-milk may have a beneficial effect on brain development. . . arachidonic acid [ARA] and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue." Preliminary data submitted to The Society of Pediatric Research in May 1994 and a separate study, presented in July 1995 at the Second International Congress of the International Society for the Study of Fatty Acids and Lipids, showed that low birth weight infants fed formula supplemented with Martek's nutritional oils have blood lipid levels of DHA and ARA comparable to those of breast-fed, low birth weight infants. In addition, the British Nutrition Foundation ("BNF"), the European Society for Pediatric Gastroenterology and the Expert Committee on Human Nutrition of the United Nations Food and Agriculture Organization ("FAO") and World Health Organization ("WHO"), have recommended that these fatty acids be included in pre-term infant formulas at levels found in human milk. The BNF and the FAO/WHO Committee have gone further to recommend that DHA and ARA also be included in formulas for term infants as well. Also, in addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized their importance in pregnancy and lactation. To address these markets, Martek introduced Neuromins(R) PL DHA dietary supplements for pregnant and lactating women.

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

       The Company is currently working, along with its customers, to develop other DHA delivery methods to address these markets, including powders, an emulsion, use as a food ingredient, and use as a pharmaceutical.

       Martek believes that its nutritional oils and Neuromins(R) capsules have the following advantages over other currently available sources of DHA and ARA for use in infant formula, as food ingredients, or as nutritional supplements:

       - the oils can be blended in a variety of mixtures in precise ratios for specific applications;

       - each of the oils is comprised of a fatty acid blend that has no other bioactive PUFAs in significant quantities so that desirable PUFAs can be included and undesirable ones (e.g., EPA) can be excluded;

       - the DHA- and ARA-enriched oils are in a triglyceride form similar to that found in breast milk and are therefore easily digested;

       - the position of the DHA within the triglyceride in Martek's DHA-containing oil is similar to that in breast milk, but different from that in fish oils or fish eye-socket oils;

       - Martek's oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula; and

       - the oils can be produced in large quantities under controlled conditions satisfying regulatory scrutiny.

       The Company has also received patents protecting the blend of its DHA and ARA oils, as well as the blend of certain other microbial oils and the blend of microbial derived ARA oils and low EPA fish oils, that may compete with Martek's nutritional oils for use in infant formula.

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

       Martek has developed a series of products which enable 3-D structures of certain molecules of pharmaceutical interest to be determined in solution. Some of these products are used as growth media which allow for the generation of proteins incorporating stable isotopes. Others can be used to make isotopically labeled DNA and RNA. The presence of stable isotopes allows for the determination of the 3-D structure of these molecules using NMR technology. Proteins incorporating stable isotopes such as carbon-13 and/or nitrogen-15 have been obtained by growing micro-organisms, such as bacteria and yeast, on Martek's media, and the 3-D structures subsequently deduced from information provided by NMR. In addition, incorporating deuterium, an NMR "invisible" isotope of hydrogen, into the protein allows for the structure of either the ligand or the receptor to be determined while bound to its NMR invisible partner.

       The Company markets these products and technologies to pharmaceutical and structure-based drug discovery companies, universities and research institutes. Future growth in sales of these products and technologies may depend in large measure on the future growth of structure-based drug discovery and use of NMR techniques.

       Martek's drug discovery products and technologies include the following:

              Celtone(R) M -- The classical technique for determining the 3-D structures of proteins, X-ray crystallography, is limited in that certain of the most important protein targets (i.e., glycosylated human proteins) frequently do not crystallize. Celtone M, Martek's isotopically labeled mammalian cell growth medium, has enabled determination of the 3-D structures of glycosylated human proteins through NMR. The Company believes Celtone M is a proprietary enabling technology, and, in many cases, the only way of making glycosylated mammalian proteins in stable isotope form. By unveiling the structures of these elusive and important proteins, the drug design process may be expedited against new targets. U.S. patents were issued to the Company for the composition of matter and use of Celtone M in 1995, 1997 and 1998.

              Celtone(R) -- Martek's cell growth medium for bacteria and yeast, Celtone, has been on the market since 1990 and has been instrumental in determining the structure of a number of proteins. Celtone is available in any combination of 2H, 13C and 15N. In June 1994, a U.S. patent was issued to the Company for the composition of matter and method for producing its Celtone medium.

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

              Fast-Track Technology - Martek is currently working on developing a proprietary fast-track labeling system which would, by using advanced NMR technology, enable researchers to determine the structure and movement of pharmaceutical target binding sites in significantly reduced time. This technology could greatly reduce the time needed to understand a given target/drug candidate interaction and thereby speed up the rejection of unsuitable compounds and reduce the overall time needed to develop new pharmaceuticals.

       Martek's patented Reconnaissance Probe(TM) Technology provides an accelerated way to obtain accurate structural information about a receptor's binding site and the interaction between a receptor and its ligand. Reconnaissance probes are small, flexible molecules in which the atoms are labeled with NMR "visible" isotopes. When bound to the selected receptor it is possible that the "docked" conformation of the probe can be determined and, in theory, through the proper alignment of a series of superimposed, docked structures, the geometric constraints of the receptor binding site can be established. The detailed chemoinformatic map that would be produced could then be used to design a focused library of new compounds (leads) designed specifically to the molecular constraints of the receptor.

Diagnostics

       Products and Technologies for Fluorescence Detection. Martek's fluorescence technology is a sensitive and direct method for detection of a specific binding event. That event could be a receptor mediated binding, cell based binding, antibody driven binding, or essentially any event where one entity recognizes another. Because of environmental concerns with the use of radioactivity as a sensitive method of detection, higher sensitivity detection technologies are in demand. The main advantages of fluorescence as a method of detection is that it is direct, fast, and relatively simple in that it does not require enzymatic steps for signal amplification or prolonged development times for signal measurement. The phycobiliproteins fulfill that role well but cannot match the detection sensitivity of chemiluminescent methods. The PBXL(TM) dye technology was developed to attain those sensitivities. A 100-fold improvement in sensitivity has been demonstrated with the PBXL dyes over existing direct fluorescent dyes, and multiple new applications are now accessible by simple, direct fluorescence. Such increased sensitivity allows: 1) the detection of receptors or small molecules at 100-fold lower concentrations; 2) detection with the same level of sensitivity but in 100-fold smaller volumes; and 3) detection with the same level of sensitivity but using much lower cost equipment.

       Martek's fluorescent products include the following:

       Phycobiliproteins - Classical direct fluorescent detection dyes, which have been produced by Martek for several years and fill an existing market in immunodetection and flow cytometry. In 1999, the Company introduced its own versions of chemically cross-linked allophycocyain (XL-APC and SureLight-APC(TM)) to be used for time resolved fluorescence applications in the high throughput screening market.

       CryptoFluor(TM) dyes - A product line of small molecular weight, yet high intensity phycobiliproteins isolated from an unusual group of microalgae. These dyes are capable of entering permeablilized cells and are used for internal epitope detection in flow cytometry and Fluorescence In Situ Hybridization
(FISH). Different CryptoFluor(TM) dyes have different fluorescence emission wavelengths and, therefore, provide the possibility of multiplexing assays. They have also been used in fluorescence microscopy and fluorescence energy transfer applications.

       PBXL(TM) dyes - A proprietary line of ultrasensitive dyes which provide a very large signal per binding event. The PBXL dyes have demonstrated an increased sensitivity compared to other direct detection dyes in all applications evaluated thus far. They provide sensitivity similar to enzymatically amplified or radioactive detection systems but with fewer steps, generating more rapid results at lower costs. These dyes have been used in immunodiagnostic detection, DNA arrays, flow cytometry, western blotting and other applications. In 1999, Martek began beta-testing PBXL-based Western blot detection kits and its proprietary XLExpress(TM) Rapid Labeling system which allows individual researchers to label their own molecules with the PBXL dye of their choice in a simple and convenient format.

Aquaculture Technology

       Aquaculture is a fast growing industry in Southeast Asia, Australia and Europe. Martek's primary library of over 3,300 live microalgal species and its large scale systems for the production of microalgae formed the basis for the development of a new product line of high-value aquaculture feeds (AquaGrow(R)). Just like the requirement of human infants for DHA and ARA early in development, larval fish, mollusks (oysters and clams) and crustaceans (shrimp) also require these important fatty acids in their early development. In the natural developmental process, these marine species ordinarily have access to the primary sources of these materials (i.e., microalgae), but with the development of intensive aquaculture practices, these fatty acids need to be provided in large quantities at high concentration for high density fish culture.

       Since 1997, Martek has been part of an Israeli/US bi-national consortium (the Aquaculture Technology Joint Venture) to develop new high value aquaculture feeds. New enrichment feeds based on Martek's proprietary DHA and ARA technology were developed and tested in aquaculture facilities worldwide. As a result of the initial successes in new product development, Martek began beta-testing the AquaGrow(R) line of enrichment feeds for rotifers and artemia. These zooplankton are used as direct feeds to provide larval fish (e.g. Seabream, Turbot, Halibut, etc.) with the DHA and ARA enrichment required for rapid growth. Research articles and papers presented in 1999 by the Center of Marine Biotechnology at the University of Maryland and others have described significant improvements in DHA content of artemia and rotifers when fed Martek's AquaGrow(R) products compared to other enrichment feeds. Furthermore, they have shown that this results in improved growth rates and fish quality as well as a reduction in production losses due to stress and disease of the fish.

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

       In 1993, Martek entered into an agreement with Columbia University pursuant to which Columbia University will try to determine the structure of the hCG protein using Celtone(R) M. The hCG molecule affects fertility by controlling the attachment of the egg to the uterus. Martek and Columbia University will share any commercial proceeds resulting from their joint efforts. Martek's share of any such proceeds will be based upon the successful conclusion of certain events but will not be less than 75%. In May 1994, the Company initiated commercialization of Celtone(R) M through a license agreement with Genetics Institute under which Martek will receive royalties on sales of products resulting from Genetics Institute's work with Celtone(R) M. In October 1994, Martek entered into a collaboration with the University of St. Andrews in Scotland (which has now been assigned to Leeds University). This collaboration is dedicated to the development of NMR techniques for the study of large proteins and determining the 3-D structures of certain human proteins of pharmaceutical interest. Under this agreement, Leeds University will provide NMR facilities and expertise in large protein resolution. Martek will provide funding and pay royalties for certain proprietary products arising from this research.

       In January 1997, Martek signed an agreement with DSM Food Specialties ("DSM", formerly Royal Gist-Brocades B.V.) under which DSM became Martek's exclusive contract supplier for nutritional oils containing ARA. As part of this agreement, Martek recognized license fee revenue in January, 1998 and will receive guaranteed supplies of oil rich in ARA from DSM on advantageous terms.

       The Company markets certain of its fluorescent detection products under a royalty-bearing license from Stanford University and certain fluorescent detection products under an exclusive royalty-bearing license from a private inventor.

       The Company has also entered into various additional collaborative research and license agreements. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations. One such collaboration, with the U.S.-Israel Science and Technology Foundation ("USISTF"), commits Martek to remit a royalty of 3% on all sales of aquaculture products related to the research collaboration between the Company and USISTF.

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

       Costs under U.S. government contracts are subject to audit by the U.S. government. The Company believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 1999 would not be material to the Company.

                                  MANUFACTURING

       Martek manufactures oils rich in DHA and ARA in its fermentation facility located in Winchester, Kentucky by conventional fermentation processes. The Company acquired the Winchester facility in 1995 from a subsidiary of ACX Technologies, Inc. Martek's oils produced in this facility have been certified kosher by the Orthodox Union. Martek is currently in the process of optimizing production of its nutritional oils, and believes that a continued optimization effort will be required for at least the next two years. In 1996, the Company constructed a "state of the art" oil processing plant at its Winchester facility which was put into production in early 1997. Martek has also entered into an agreement with a third party, DSM, to produce its ARA oil, and may enter into additional production agreements with third parties if demand for its oils requires. The commercial success of its nutritional oils will depend, in part, on Martek's ability to manufacture these oils or have them manufactured at a commercially acceptable cost. There can be no assurance that the Company will be able to successfully optimize production of its nutritional oils, or continue to comply with applicable regulatory requirements (including Good Manufacturing Practices ("GMP") requirements) or that these facilities will be sufficient to meet the future demand for the oils. Under the terms of several of its infant formula licenses, Martek's licensees may elect to manufacture these oils themselves, although the Company believes this is unlikely.

                               SALES AND MARKETING

       The Company currently markets its products both directly to end users and through distributors. The Company markets its nutritional oils for use in infant formula directly to infant formula manufacturers. The Company markets its Neuromins(R) DHA dietary supplements primarily through distributors and directly to end users through its toll free number (1-800-662-6339). Martek has entered into agreements with Natrol, Inc., and Leiner Health Products for the packaging and distribution of Neuromins(R) to mass market retail outlets, and with Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals, and Nature's Way for the packaging and distribution of its Neuromins(R) DHA capsules to the natural foods markets. Neuromins(R) DHA is currently being marketed in over 10,000 retail stores nationwide, including Safeway, Vitamin World and General Nutrition Center (GNC) stores. Neuromins(R) DHA is also marketed through several mail order distributors. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide. Martek has continued its own DHA awareness campaign in an effort to support the marketing efforts of its infant formula licensees and capsule distributors. This campaign will continue and could intensify in 2000. There can be no assurance that the Company will be able to successfully market these nutritional oils products for use in infant formula or as dietary supplements.

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

       The development of a DHA-containing fish oil low in EPA provides an alternative to Martek's DHA oil for infant formula applications. Though it is a lower cost product relative to Martek's DHA, fish oil, including low-EPA fish oil, has odor, stability and taste characteristics that may limit the usefulness of the oil in food products. Martek is also aware of the development of microencapsulated low-EPA fish oil products by several large companies, including BASF and F. Hoffman-LaRoche Ltd. Though microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil. Because fish oil is significantly less costly than Martek's DHA oil, fish oil will present a substantial competitive threat to Martek's Neuromins(R) DHA. Published reports, however, have cited a number of fish oils as containing chemical toxins that are not present in Martek's oils. In addition, management believes that the combination of either low-EPA fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe claims of Martek's patents. Martek is also aware that Omegatech, Inc., an early stage company, is currently able to produce DHA from a strain of fungus containing DHA. Martek believes that Omegatech has licensed human applications of this fungal-derived DHA to a division of Monsanto Corporation. The Company is currently unable to evaluate the degree of competitive threat that this fungal source of DHA will present to its DHA oil in the future.

       Martek is also aware of several large companies promoting ARA oil. Martek is currently unable to evaluate whether any of these companies has the ability to produce ARA oil or whether these companies will present a competitive threat to Martek's ARA in the future.

       Small amounts of ARA can be derived from egg yolk lipids, but are not in the same molecular form as found in breast milk. DHA can also be found in egg yolks of chickens fed a special diet containing, for example, fish meal. ARA and DHA derived by this method are currently being added to infant formula by Milupa, which was acquired by Numico in 1995. The Company believes it is more expensive to produce DHA and ARA using this source than the Company's process of producing DHA and ARA oils. Furthermore, the addition of DHA and ARA from egg yolk at levels equivalent to those found in human milk will result in dietary levels of lecithin and cholesterol in excess of that found in human milk.

       There may be other competitive sources of DHA and ARA of which Martek is not aware.

       Sales of certain of the Company's products for drug discovery, especially the Company's carbon-13 glucose (a non-proprietary product), have been the subject of intense competition in the past several years. The Company has lowered its prices of carbon-13 glucose to remain competitive. Martek's primary competitors for carbon-13 glucose are Isotec, Inc. and Cambridge Isotope Labs, companies that are also manufacturers of carbon-13, a primary raw material in the production of carbon-13 glucose. In an effort to compete better with these companies in the reagents market, Martek has focused recent efforts on producing new, carbon-13 labeled media that has demonstrated better performance and competitive pricing with carbon-13 labeled glucose. The Company expects that competition in the carbon-13 glucose market will continue to remain strong in 2000, and as a result, may limit the manufacturing and selling of these products in favor of its new, higher performance media.

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

       There can be no assurance that issued patents, or patents that may issue, will provide protection against competitive products or otherwise be commercially valuable. Furthermore, patent law relating to the scope of claims in the fields of health care and biosciences is still evolving, and the Company's patent rights are subject to this uncertainty. The Company's patent rights on its products therefore might conflict with the patent rights of others, whether existing now or in the future. Alternatively, the products of others could infringe the patent rights of the Company. The defense and prosecution of patent claims is both costly and time consuming, even if the outcome were favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease selling its affected products.

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

       The Company's other patents cover its photobioreactor system for culturing microalgae and certain aspects of Martek's breath test technology; its Celtone(R) and Celtone(R) M technology; and its combinatorial library technology.

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

       Martek's infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing Martek's oils. Sales of the Company's products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in over 60 countries for term or pre-term infant formula products. The Company and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While management believes that FDA approval should ultimately be obtained, it is management's belief that this process will take a minimum of six to twelve additional months. There is no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will in fact be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products, or that once and if approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. There also can be no assurance that additional clearances needed for new introductions of Martek's oils in foreign countries can be obtained on a timely basis, if at all.

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

       The Federal Dietary Supplement Health and Education Act of 1994 ("DSHEA") regulates the use and marketing of dietary supplements. The DSHEA sets forth standards for adulteration of dietary supplements or ingredients thereof, prescribes detailed requirements for labeling dietary supplements and establishes GMP requirements for dietary supplements. Martek is currently marketing a line of DHA dietary supplements, Neuromins(R) and Neuromins(R) PL. In addition, it is researching and developing new applications for its DHA and ARA oils. There can be no assurance that the Company will be able to comply with the requirements of the DSHEA or any regulations that the FDA may promulgate thereunder with regards to ARA as a dietary supplement or that the Company will be able to continue to meet such requirements with regard to DHA as a dietary supplement.

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

                                    EMPLOYEES

       As of October 31, 1999, the Company had 118 full-time employees, of whom 15 had Ph.D.'s. Approximately 38 employees are engaged in research and development and contract related research and development activities, 55 are engaged in production or production development related activities and 25 are in administrative, business development, and sales and marketing positions. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information concerning the Company's directors contained under the captions "Nominees for Election as a Director For Terms Expiring in 2003" and "Directors Continuing in Office" and, with regard to Item 405 of Regulation S-K, the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is hereby incorporated herein by reference.

       The executive officers and key employees of the Company are as follows:

                              NAME                           AGE                        POSITION
              -----------------------------------            ---    ------------------------------------------------
              Henry Linsert, Jr.......................        59    Chairman, Chief Executive Officer and Director
              Richard J. Radmer, Ph.D.................        57    President, Chief Scientific Officer and Director
              Thomas C. Fisher........................        53    Senior Vice President, Operations
              David J. Kyle, Ph.D.....................        46    Senior Vice President, Research and Development
              Jerome C. Keller........................        57    Senior Vice President, Sales & Marketing
              Steve Dubin.............................        46    Senior Vice President, Business Development,
                                                                    General Counsel, and Secretary
              Peter L. Buzy...........................        40    Chief Financial Officer and Treasurer
              Paul W. Behrens, Ph.D...................        43    Director of Physiology
              Jonathan Miles Brown, Ph.D..............        44    Director, Stable Isotope Group
              Paul J. Kelley..........................        46    Vice President of Manufacturing

       Henry Linsert, Jr. joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp. ("ATI"), a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington University and a B.A. from Duke University.

       Dr. Richard J. Radmer, a founder of Martek, has served since 1985 as a director and as President and Chief Scientific Officer of the Company. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. Dr. Radmer received a Ph.D. in biology, an M.S. in botany and a B.S. in biochemistry from the University of Chicago. He completed his Ph.D. studies while in residence at Harvard University.

       Thomas C. Fisher joined Martek in 1991 and was named Senior Vice President of Operations in 1992 after 18 years with Merck & Co., Inc. ("Merck") and Dupont-Merck. Mr. Fisher's last position was Vice President for Technical Operations at Dupont-Merck, and in that capacity he was responsible for world-wide pharmaceutical production, quality control and engineering. During his tenure at Merck, Mr. Fisher was Director of Biological Manufacturing and held management positions in sterile operations, development and quality control. Mr. Fisher received an M.S. in genetics from West Virginia University and a B.S. in biology from Waynesburg College.

       Dr. David J. Kyle, a founder of Martek, is currently Senior Vice President, Head of Research and Development. Prior to co-founding Martek in 1985, Dr. Kyle was a research scientist in the Biosciences Department at Martin Marietta Corp. from 1984 to 1985. He has been a post-doctoral fellow at Michigan State University and a visiting scientist at the Centre d'Etudes Nucleaires of Saclay, France, and the Institute of Physical and Chemical Research, Tokyo, Japan. Dr. Kyle received a Ph.D. in physiology and biochemistry from the University of Alberta, and a B.S. degree in biology from the University of Victoria.

       Jerome C. Keller joined Martek in September 1997 as Senior Vice President of Sales and Marketing. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Some of the products introduced under Mr. Keller included Pepcid, Mefoxin, Primaxin, Vasotec, Mevocor, Zocor, Proscor and Prilosec. Mr. Keller has a M.S. degree from the University of Pittsburgh and a B.S. degree from Duquesne University.

       Steve Dubin is currently Senior Vice President of Business Development, General Counsel and Secretary. Mr. Dubin joined Martek in 1992 as Chief Financial Officer and from 1988 to the time he joined Martek on a full-time basis, Mr. Dubin consulted with the Company on financial and accounting matters. Prior to joining Martek, Mr. Dubin was Chief Financial Officer of the J.L. Wickham Co., Inc., a machine tool company, from 1987 to 1992. From 1986 to 1991, Mr. Dubin was active as Vice President of ATI, a consulting company of which Mr. Dubin was a co-founder, specializing in the development and financing of early stage companies in the Mid-Atlantic area. Prior to 1986, he served as Vice President of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), where he participated in the original financing of the Company. Mr. Dubin also held a variety of financial management positions with Suburban Bank. Mr. Dubin is a Certified Public Accountant and an attorney. He received his J.D. from the National Law Center, George Washington University and his B.S. in accounting from the University of Maryland.

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

       Dr. Paul W. Behrens, a founder of Martek, has served as Director of Physiology since 1985 and is responsible for the Company's microalgal-screening activity, aquaculture product development and microalgal-physiology expertise. Prior to joining Martek, Dr. Behrens was a research scientist in the Biosciences Department at Martin Marietta Corp. from 1983 to 1985. He received a Ph.D. in physiology and biochemistry and a M.S. in biology from the University of Maryland. He also received a B.A. in biology from The Johns Hopkins University.

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

       No matters were voted upon during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information set forth under the caption "Price Range of Common Stock" and "Stock Description and Form 10-K" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1999, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this report. Martek has not declared any cash dividends during the two-year period ending October 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

       The information set forth under the caption "Selected Financial Data" on page 6 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1999, is included herein as Exhibit 13.01, and that portion of the annual report is incorporated by reference into Part II of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1999, is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Quantitative and qualitative disclosures regarding market risk are not required because the underlying risk items are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The Company's 1999 Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 11 through 19 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1999, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information relating to the Directors and Executive Officers of the Company is set forth in Part I of this report under the caption Item I - Business "Directors and Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION.

       The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in the Company's 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

       The following Financial Statements of the Company and Report of Independent Auditors set forth on the pages indicated in the Company's Annual Report to Stockholders for the year ended October 31, 1999 are included in
Exhibit 13.01 to this report and are incorporated into Item 8 of this Report:

                                                                                Page(s) in Company's Annual
                                                                                   Report to Stockholders
                                                                                   ----------------------
       Balance Sheets as of October 31, 1999 and 1998                                        11

       Statements of Operations for the Years Ended October 31, 1999,
       1998 and 1997                                                                         12

       Statements of Stockholders' Equity for the
       Years Ended October 31, 1999, 1998 and 1997                                           13

       Statements of Cash Flows for the Years Ended October 31, 1999,
       1998 and 1997                                                                         14

       Notes to Financial Statements                                                       15 - 19

       Report of Independent Auditors                                                        19

(a)(2) Financial Statement Schedules

       Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3) Exhibits

       3.01   Revised Restated Certificate of Incorporation of Registrant.
       3.02 Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
       3.03 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein ).
       3.04   Amended By-Laws of Registrant.
       3.05   Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit
                 3.2 to the Company's Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein ).
       4.01   Specimen Stock Certificate for Common Stock.
       4.02 Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein ).
       4.03 Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).
       4.04 Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company's Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).
       4.05 Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as
                 Exhibit 99.1 to the Company's Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein).
       10.01  Form Indemnification Agreement for directors.
       10.02  1986 Stock Option Plan, as amended.
       10.03 1992 Registration Rights Agreement between the Company and Preferred Stockholders.
       10.04 Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
       10.05 Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
       10.06 Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
       10.07 Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
       10.08 Form of Proprietary Information, Inventions and Non-Solicitation Agreement.
       10.12 Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.
       10.13 Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.
       10.14 License Agreement, dated September 10, 1992, between the Company and [*].
       10.14A Exhibits to September 10, 1992 License Agreement.[*]
       10.15 License Agreement, dated October 28, 1992, between the Company and [*].
       10.15A Exhibits to October 28, 1992 License Agreement.[*]
       10.16 License Agreement, dated January 28, 1993 between the Company and [*] (Domestic and International Versions).
       10.16A Exhibits to January 28, 1993 License Agreements.[*]
       10.17  Management Cash Bonus Incentive Plan, dated June 10, 1993.
       10.18 Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
       10.19 Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as Exhibit 10.19 to the Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
       10.20 Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as
                 Exhibit 10.20 to the Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
       10.21 Purchase and Sale Agreement, dated February 16, 1995, between the Company and Zeagan, Inc. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).
       10.22 Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the Company's Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein).
       10.23 Manufacturing Agreement, dated December 31, 1996, between the Company and DSM Food Specialties (formerly Royal Gist-brocades B.V.)[*] (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

       10.24  Martek Biosciences Corporation 1997 Stock Option Plan (filed as
                 Exhibit 4.1(e) to the Company's Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein).
       10.25 Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company's 1997 10-K, File No. 22354, and incorporated by reference herein).
       10.26 Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.26 to the Company's 1998 Form 10-K, File No. 22354, and incorporated by reference herein).
       10.27 Employment Agreement, dated January 16, 1998, between the Company and Peter L. Buzy (filed as exhibit 10.27 to the Company's 1998 Form 10-K, File No. 22354, and Incorporated by reference herein).
       10.28 Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company's Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein).
       10.29 Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company's Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein).
       13.01 Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 1999.**
       23.01  Signed Consent of Ernst & Young LLP, Independent Auditors.**
       24.01 Power of Attorney of the Board of Directors (included on signature page of this Report).**
       27.01  Financial Data Schedule.**
       99.1 Cautionary Statements for purposes of the "safe harbor" provisions of the private securities reform act of 1995.**

-------------------

       * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

       ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2000.

                                           MARTEK BIOSCIENCES CORPORATION

                                           By /s/ Henry Linsert, Jr.
                                              ----------------------------------
                                                  Henry Linsert, Jr.
                                                  Chief Executive Officer
                                                  and Director

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

Signatures                                              Title                         Date
----------                                              -----                         ----
/s/ Henry Linsert, Jr.                       Chief Executive Officer and              January 27, 2000
------------------------------------         Director (Principal Executive
Henry Linsert, Jr.                           Officer)


/s/Peter L. Buzy                             Principal Financial and                  January 27, 2000
------------------------------------         Accounting Officer
Peter L. Buzy


/s/ Jules Blake                              Director                                 January 27, 2000
------------------------------------
Jules Blake


/s/ Ann L. Johnson                           Director                                 January 27, 2000
------------------------------------
Ann L. Johnson

/s/ Gordon S. Macklin                        Director                                 January 27, 2000
------------------------------------
Gordon S. Macklin


/s/ Douglas J. MacMaster, Jr.                Director                                 January 27, 2000
------------------------------------
Douglas J. MacMaster, Jr.


/s/ John H. Mahar                            Director                                 January 27, 2000
------------------------------------
John H. Mahar


/s/ Sandra Panem                             Director                                 January 27, 2000
------------------------------------
Sandra Panem


/s/ Richard J. Radmer                        President and Director                   January 27, 2000
------------------------------------
Richard J. Radmer


/s/ Eugene J. Rotberg                        Director                                 January 27, 2000
------------------------------------
Eugene H. Rotberg


/s/ William D. Smart                         Director                                 January 27, 2000
------------------------------------
William D. Smart

                                  EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
   3.01       Revised Restated Certificate of Incorporation of Registrant.
   3.02       Amendment to the Restated Certificate of Incorporation, effective
                 March 14, 1995 (filed as Exhibit 3.1 to the Company's
                 Registration Statement on Form S-3, File No. 33-89760, filed
                 March 15, 1995, and incorporated by reference herein ).
   3.03       Certificate of Designation, Preferences and Rights of Series A
                 Junior Participating Preferred Stock (filed as Exhibit 4 to the
                 Company's Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein ).
   3.04       Amended By-Laws of Registrant.
   3.05       Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit
                 3.2 to the Company's Registration Statement on Form S-3, File
                 No. 33-89760, filed March 15, 1995, and incorporated by
                 reference herein ).
   4.01       Specimen Stock Certificate for Common Stock.
   4.02       Common Stock and Warrant Purchase Agreements, dated May 19, June
                 1, June 6, and June 8, 1995, by and among the Company and the
                 Selling Stockholders (filed as Exhibit 4.2 to the Company's
                 Registration Statement on Form S-3, File No. 33-93580, filed
                 June 16, 1995, and incorporated by reference herein ).
   4.03       Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase
                 Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No.
                 33-93580, filed June 16, 1995, and incorporated by reference herein).
   4.04       Form of Rights Agreement dated as of January 24, 1996 between the
                 Company and Registrar and Transfer Company, as Rights Agent
                 (filed as Exhibit 1 to the Company's Form 8-K, File No.
                 0-22354, filed January 29, 1996, and incorporated by reference herein).
   4.05       Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as
                 Exhibit 99.1 to the Company's Form 8-K, File No. 0-22354, filed
                 November 9, 1998 and incorporated by reference herein).
   10.01      Form Indemnification Agreement for directors.
   10.02      1986 Stock Option Plan, as amended.
   10.03      1992 Registration Rights Agreement between the Company and
                 Preferred Stockholders.
   10.04      Employment Agreement, dated May 4, 1990, between the Company and
                 Henry Linsert, Jr.
   10.05      Employment Agreement, dated May 7, 1990, between the Company and
                 Richard J. Radmer.
   10.06      Employment Agreement, dated May 7, 1990, between the Company and
                 David J. Kyle.
   10.07      Employment Agreement, dated May 7, 1990, between the Company and
                 Paul W. Behrens.
   10.08      Form of Proprietary Information, Inventions and Non-Solicitation
                 Agreement.
   10.12      Collaborative Research and License Agreement, dated April 30,
                 1993, as amended June 11, 1993, between the Company and the
                 Trustees of Columbia University.
   10.13      Lease, commencement date October 15, 1992, between the Company and
                 Aetna Life Insurance Company, as modified on August 5, 1993.
   10.14      License Agreement, dated September 10, 1992, between the Company and [*].
   10.14A     Exhibits to September 10, 1992 License Agreement.[*]
   10.15      License Agreement, dated October 28, 1992, between the Company and [*].
   10.15A     Exhibits to October 28, 1992 License Agreement.[*]
   10.16      License Agreement, dated January 28, 1993 between the Company and
                 [*] (Domestic and International Versions).

   10.16A     Exhibits to January 28, 1993 License Agreements.[*]
   10.17      Management Cash Bonus Incentive Plan, dated June 10, 1993.
   10.18      Lease Modification Agreement, dated October 14, 1993 between the
                 Company and Aetna Life Insurance Company.
   10.19      Letter of Intent, dated January 13, 1995, between the Company and
                 Golden Technologies Corporation (filed as Exhibit 10.19 to the
                 Company's 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).
   10.20      Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as
                 Exhibit 10.20 to the Company's 1995 Form 10-K, File No.
                 0-22354, and incorporated by reference herein).
   10.21      Purchase and Sale Agreement, dated February 16, 1995, between the
                 Company and Zeagan, Inc. (filed as Exhibit 4.3 to the Company's
                 Registration Statement on Form S-3, File No. 33-89760, filed
                 March 15, 1995, and incorporated by reference herein).
   10.22      Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the
                 Company's Registration Statement on Form S-8, File No.
                 33-79222, filed May 23, 1994, and incorporated by reference herein).
   10.23      Manufacturing Agreement, dated December 31, 1996, between the
                 Company and DSM Food Specialties (formerly Royal Gist-Brocades
                 B.V.)[*] (filed as exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996).
   10.24      Martek Biosciences Corporation 1997 Stock Option Plan (filed as
                 Exhibit 4.1(e) to the Company's Registration Statement on
                 Form S-8, File No. 333-27671, filed May 22, 1997, and
                 incorporated by reference herein).
   10.25      Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company's 1997 10-K, File No. 000-22354, and
                 incorporated by reference herein).
   10.26      Fourth Amendment of Lease, dated August 5, 1998 between the
                 Company and M.O.R Columbia Limited Partnership (filed as
                 exhibit 10.26 to the Company's 1998 Form 10-K, File No. 22354,
                 and incorporated by reference herein).
   10.27      Employment Agreement, dated January 16, 1998, between the Company and Peter L. Buzy (filed as exhibit 10.27 to the Company's 1998
                 Form 10-K, File No. 22354, and Incorporated by reference
                 herein).
   10.28      Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company's Form 8-K, File No. 22354, dated
                 April 27, 1998 and incorporated by reference herein).
   10.29      Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among The Company and the Selling Stockholders (filed as exhibit 99.2 to the Company's Form 8-K, File No. 22354, dated
                 June 9, 1999 and incorporated by reference herein).
   13.01      Portions of the Annual Report to Stockholders of the Company for
                 the year ended October 31, 1999.**
   23.01      Signed Consent of Ernst & Young LLP, Independent Auditors.**
   24.01      Power of Attorney of the Board of Directors (included on signature page of this Report).**
   27.01      Financial Data Schedule.**
   99.1       Cautionary Statements for purposes of the "safe harbor" provisions of the private securities reform act of 1995.**

-------------------

       * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

       ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).