Form 10-Q
period 2000-01-31
MARTEK BIOSCIENCES CORP
filed 2000-03-15
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2000

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      Common stock, par value $.10 per share: 17,497,719 shares outstanding as of March 8, 2000

                               PART I - FINANCIAL

                                  INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)

--------------------------------------------------------------------------------
                                               January 31,        October 31,
                                                  2000                1999
--------------------------------------------------------------------------------
                                              (Unaudited)
Assets:

Current assets

     Cash and cash equivalents                    $1,485            $1,180

     Short-term investments and
        marketable securities                     11,225            15,178
     Accounts receivable                           1,819             1,646
     Inventories  (Note 3)                         4,821             5,216
     Other current assets                            666               483
                                              ----------------------------------
Total current assets                              20,016            23,703
Property, plant and equipment, net                15,254            15,469
                                              ----------------------------------
Total assets                                     $35,270           $39,172
                                              ==================================


Liabilities and stockholders' equity:

Current liabilities

     Accounts payable                               $754              $693
     Accrued liabilities                           1,293             1,329
     Current portion of notes payable              1,407             1,479
                                              ----------------------------------
Total current liabilities                          3,454             3,501
Long-term portion of notes payable (Note 2)          191               472
Commitments (Note 2)                                 ---               ---
Stockholders' equity
     Preferred stock, $.01 par value,
        4,700,000 shares authorized;
        none issued or outstanding                   ---               ---
     Series A junior participating preferred
        stock, $.01 par value, 300,000 shares
        authorized; none issued or outstanding.      ---               ---
     Common stock, $.10 par value; 30,000,000
        shares authorized; 16,517,364
        and 16,492,229 shares issued and
        outstanding at January 31, 2000 and
        October 31, 1999, respectively.            1,651             1,649
     Additional paid-in capital                  107,654           107,447
     Accumulated deficit                         (77,680)          (73,897)
                                              ----------------------------------
Total stockholders' equity                        31,625            35,199
                                              ----------------------------------
Total liabilities and stockholders' equity       $35,270           $39,172
                                              ==================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

                                                 Three months ended January 31,
--------------------------------------------------------------------------------
                                                       2000              1999
--------------------------------------------------------------------------------

Revenues:
    Product sales:
       Nutritional product sales                        $912              $675
       Stable isotope and other product sales            676               724
                                              ----------------------------------
    Total product sales                                1,588             1,399
    Royalties                                             91                87
    Research and development grants
       and other revenue                                 112                67
                                              ----------------------------------
Total revenues                                         1,791             1,553

Costs and expenses:
    Cost of product sales                              1,228               981
    Research and development                           2,837             2,563
    Selling, general and administrative                1,613             1,715
                                              ----------------------------------
Total costs and expenses                               5,678             5,259
                                              ----------------------------------
Loss from operations                                  (3,887)           (3,706)
Other income (expense):
    Miscellaneous income                                  31                31
    Interest income                                      199               208
    Interest expense                                    (126)             (156)
                                              ----------------------------------
Total other income                                       104                83
                                              ----------------------------------
Net loss                                             $(3,783)          $(3,623)

Net loss per share, basic and diluted                 $(0.23)           $(0.24)
--------------------------------------------------------------------------------
Weighted average common shares outstanding         16,503,972        14,904,250
--------------------------------------------------------------------------------



See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                 Three Months ended January 31,
--------------------------------------------------------------------------------
                                                       2000              1999
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                           $(3,783)          $(3,623)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                       376               361
     Other non-cash items                                 87                87
     Changes in assets and liabilities:
        Accounts receivable                             (173)             (267)
        Inventories                                      395               (37)
        Other current assets                            (183)             (178)
        Accounts payable                                  61               101
        Accrued liabilities                              (36)             (289)
                                              ----------------------------------
  Net cash used in operating activities               (3,256)           (3,845)

Investing activities:
     Change in short-term investments
        and marketable securities                      3,953             1,929
     Purchase of property, plant and equipment          (161)              (90)
                                              ----------------------------------
  Net cash provided by investing activities            3,792             1,839

Financing activities:
     Repayment of notes payable                         (353)             (324)
     Proceeds from the exercise of
        warrants and options                             122               335
                                              ----------------------------------
  Net cash provided by (used in)
        financing activities                            (231)               31
                                              ----------------------------------

  Net (decrease) increase in cash
        and cash equivalents                             305            (1,975)
  Cash and cash equivalents at beginning of year       1,180             4,498
                                              ----------------------------------
  Cash and cash equivalents at end of period          $1,485            $2,523
--------------------------------------------------------------------------------






See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Stockholders' Equity
(Unaudited - $ in thousands)



                                 Common        Additional
                                  Stock         Paid-in    Accumulated
                           Shares     Amount    Capital      Deficit     Total
                    ------------------------------------------------------------

Balance at
October 31, 1999         16,492,229   $1,649    $107,447   $(73,897)    $35,199
--------------------------------------------------------------------------------
Exercise of warrants,
stock options and other      25,135        2         207         ---        209

Net loss                        ---      ---         ---      (3,783)    (3,783)
--------------------------------------------------------------------------------
Balance at
January 31, 2000         16,517,364     $1,651   $107,654   $(77,680)   $31,625
--------------------------------------------------------------------------------




See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1999.

2.  Notes Payable and Commitments

The Company had commitments at January 31, 2000 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through January 31, 2000, would not have a material effect on the financial statements.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

The Company is required to meet certain covenants in relation to its outstanding term loans, which had an outstanding balance of $1,598,000 at January 31, 2000. These covenants outline minimum cash, current ratio and net worth requirements. The Company was in compliance with all of these covenants at January 31, 2000.

3.  Inventories

Inventories consist of the following:
                                              January 31,    October 31,
                                                 2000           1999
                                            --------------  --------------

                      Finished products       $2,568,124      $2,206,051
                      Work in process          1,799,998       2,683,477
                      Raw materials              453,295         326,737
                                                --------        --------
                                              $4,821,417      $5,216,265
                                              ==========      ==========

Inventories include products and materials held for sale as well as products and materials that could alternatively be used in the Company's research and development activities.

4.    Income Taxes

At January 31, 2000, the Company has net operating loss carryforwards of approximately $92,055,000 for income tax purposes that expire in years 2001 through 2020.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $36,822,000 and $31,339,000 at January 31, 2000 and 1999, respectively. Because of the uncertainty with the ultimate realization of these net deferred tax assets, they were fully reserved for by a valuation allowance at January 31, 2000 and 1999.

5.       Private Placement of Common Stock

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

6.    Subsequent Event

On February 8, 2000, the Company exercised its option to close a $10.25 million private financing in which 845,652 shares of the Company's common stock and warrants to purchase 253,695 shares of common stock were issued to a group of accredited investors pursuant to a 1998 private placement funding commitment. The stock was issued at a thirty day average trading price of $12.12 per share. The warrants are exercisable for a period of three years from date of issuance at $14.55 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including among other things, statements concerning: (1) expectations regarding future revenue growth, product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding FDA approval of the Company's oils for inclusion in U.S. infant formula; (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of the Company's nutritional oils; (5) expectations regarding future research and development costs; (6) Year 2000 business risks; and (7) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. The Company's products include:
(1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients that may play a beneficial role in promoting mental and cardiovascular health, and in the development of the eyes and central nervous system in newborns; (2) stable isotope products and technologies to visualize molecular interactions for drug discovery and development; and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its stable isotope products. In 1992, Martek realized its first revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement. In 1998, Martek first realized revenues from the sale of its new phycobilisome fluorescent detection products.

Martek has incurred losses in each year since its inception. At January 31, 2000, the Company's accumulated deficit was $77,680,000. The Company expects to continue its development, production optimization and product marketing activities and as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and Neuromins(R) DHA products occur and/or until significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon the Company's licensees and/or other future third-party collaborators, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

Management Outlook and Regulatory Issues

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that fiscal 2000 sales will surpass prior year levels. Specifically, management believes that for fiscal 2000 as a whole: (1) term infant formula containing

Martek's oils will be introduced in additional countries; (2) sales and royalties related to the Company's nutritional oils will continue to grow; and
(3) sales of new high value products from the Company's stable isotope group will increase.

Management believes that recent scientific evidence further supports the contention that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, the Company is pursuing long-term marketing partnerships with large nutritional products and/or pharmaceutical companies to promote Martek's non-infant formula nutritional oil products. During the first quarter, the Company continued to pursue long-term sales and marketing partnerships for its products. In one case, late stage negotiations previously announced have been delayed and management is not able to accurately predict when or if an agreement will be concluded. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, management is unable to accurately predict when such events will occur.

Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in nine countries for term formula and over 60 countries for pre-term infant formula products, including, most recently, approval by the French Scientific Committee for Foods for pre-term and term infant formula. The Company and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While Management believes that FDA approval should ultimately be obtained, it is Management's belief that this process will take a minimum of six additional months. There is also no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will in fact be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products, or that once and if approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. Nevertheless, management anticipates that during the next twelve months, new infant formula products containing Martek's oils will continue to be introduced in various countries around the world and overall product sales, including sales from infant formula related products, will increase over the prior year.

Results of Operations

 Revenues for the quarter ended January 31, 2000 were $1,791,000, a 15% increase from revenues of $1,553,000 for the same period in 1999, primarily due to an increase in nutritional product sales. Total product sales during the first quarter of 2000 increased by $189,000, or 14% over the first quarter of 1999. Sales of nutritional products increased by $237,000, or 35%, in the first quarter of 2000 when compared to the first quarter of 1999, primarily due to increased bulk oil sales including sales to infant formula licensees. First quarter sales of stable isotopes and other commercial products decreased by $48,000, or 7% from the same period in 1999, primarily due to price competition in the stable isotope reagents market. During the first quarter of 2000 royalty revenue increased by $4,000, or 5% when compared to the first quarter of 1999. Revenues from research and development grants and other increased 67% in the first quarter of 2000 over the first quarter of 1999, due primarily to increased activity under government grants which are nearing completion.

Cost of product sales increased to 77% of sales for the first quarter of 2000, up from 70% for the first quarter of 1999, due mainly to the product mix, with bulk oil sales to infant formula licensees and others, as opposed to higher margin capsule sales, representing a higher percentage of total nutritional product sales in the first quarter of 2000 than in the first quarter of 1999. Cost of sales will continue to fluctuate based on the mix of sales, with lower margins experienced when the mix includes higher volumes of sales to infant formula manufacturers or bulk oil sales for encapsulation by others or for use as food ingredients.

For sales to infant formula licensees, there is an approximate six to nine month delay after the initial sale of oil until royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized as revenue at the time of the product sale. In addition, oil production cost was high due to the current low volume of production and because the production process requires further optimization. As sales volume increases, and manufacturing efficiencies and optimization occurs, management believes that the cost of production of the nutritional oils products will decrease.

Research and development costs increased by $274,000, or 11%, in the first quarter of 2000 when compared to the first quarter of 1999. Over 75% of these R&D costs relate to continued refinement of the Company's fermentation and oil extraction processes and other R&D efforts related to the Company's oil products. Research and development costs may increase in the future as the Company evaluates new technologies and continues its optimization of large-scale fermentation and oil production .

Selling, general and administrative expenses decreased by $102,000 over the first quarter of 1999, primarily the result of lower advertising expenses due to the timing of print and other advertising campaigns.

As a result of the foregoing, net loss for the first quarter of 2000 was $3,783,000, or $.23 per share, compared to a net loss of $3,623,000, or $.24 per share for the first quarter of 1999.

Liquidity and Capital Resources

Martek has  financed  its  operations  primarily  from the  issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, the Company has raised approximately $117 million from public and private sales of its equity securities, including approximately $13.8 million from a private placement of stock in May, 1999 and 10.25 million in February, 2000 related to a 1998 funding committment.

Through January 31, 2000 Martek has incurred an accumulated deficit of $77,680,000. The Company's balance of cash and cash equivalents at January 31, 2000 was $1,485,000. In addition, at January 31, 2000, Martek had $11,225,000 in short-term investments and marketable securities. These investments and securities consist of U.S. government securities and are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities decreased $3,648,000 in the first quarter of 2000, primarily due to the Company's continued operating losses.

Martek will require substantial additional funds to continue its research and development programs, to conduct preclinical and clinical studies, to maintain compliance with its loan covenants, and to commercialize its nutritional oils, Neuromins(R)DHA, and its other products under development. The ultimate levels of funding required will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing  facilities  for  its  various  products  and  potential  products

(depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $1,000,000 are expected in fiscal 2000. Plant expenditures beyond 2000 will depend in part on production capacity needs, and the extent of development and implementation of process improvements.

Management believes that, with the $10.25 million cash raised on February 8, 2000, its existing capital resources will provide adequate capital for at least the next 18 months. However, Management believes that additional funds will be needed in the longer term to continue the Company's research and development, manufacturing and marketing efforts. Management intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements, asset-based borrowing, equity issuances, additional lease financing and/or collaborative arrangements with partners if such methods are available to the Company and on favorable terms. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any material legal proceedings.

Item 2.  Changes in Securities.

The following information relates to the issuance of Martek securities on February 8, 2000 pursuant to a 1998 private placement funding commitment:

       Name of              Shares of Martek      Number of warrants to purchase
    Shareholder           common stock received        shares of Martek common
                                                          stock received

Vector Later Stage
Equity Fund II L.P.             103,128                        30,938
Vector Later Stage
Equity Fund II (Q.P.) L.P.      309,385                        92,816
Moore Global Investment         304,435                        91,330
Remington Investment             66,827                        20,048
JN Whipple                       41,251                        12,375
Buena Vista Partners             20,626                         6,188
                             -----------                    ----------
                                845,652                       253,695

The private placement brought gross proceeds of $10.25 million to Martek. The warrants are exercisable for a period of three years from the date of issuance at $14.55/share. The common stock and warrants were issued in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933.

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






Date:  March 15, 2000                       /s/Peter L. Buzy
       ---------------                     ------------------
                                           Peter L. Buzy, Chief Financial
                                           and Accounting Officer