Form 10-K405/A
period 1999-10-31
MARTEK BIOSCIENCES CORP
filed 2000-03-24
CIK 892025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                                  ------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers and key employees of the Company are as follows:

                              NAME                           AGE                        POSITION
              -----------------------------------            ---    ------------------------------------------------
              Henry Linsert, Jr.......................        59    Chairman, Chief Executive Officer and Director
              Richard J. Radmer, Ph.D.................        57    President, Chief Scientific Officer and Director
              Thomas C. Fisher........................        53    Senior Vice President, Operations
              David J. Kyle, Ph.D.....................        46    Senior Vice President, Research and Development
              Jerome C. Keller........................        57    Senior Vice President, Sales & Marketing
              Steve Dubin.............................        46    Senior Vice President, Business Development,
                                                                    General Counsel, and Secretary
              Peter L. Buzy...........................        40    Chief Financial Officer and Treasurer
              Paul W. Behrens, Ph.D...................        43    Director of Physiology
              Jonathan Miles Brown, Ph.D..............        44    Director, Stable Isotope Group
              Paul J. Kelley..........................        46    Vice President of Manufacturing
              Gordon S. Macklin.......................        71    Director
              William D. Smart........................        73    Director
              Jules Blake.............................        75    Director
              Ann L. Johnson, M.D.....................        63    Director
              Sandra Panem, Ph.D......................        53    Director
              Douglas J. MacMaster....................        69    Director
              John H. Mahar...........................        65    Director
              Eugene H. Rotberg.......................        70    Director

       Henry Linsert, Jr. joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp. ("ATI"), a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington University and a B.A. from Duke University. His term as director expires 2002.

       Dr. Richard J. Radmer, a founder of Martek, has served since 1985 as a director and as President and Chief Scientific Officer of the Company. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. Dr. Radmer received a Ph.D. in biology, an M.S. in botany and a B.S. in biochemistry from the University of Chicago. He completed his Ph.D. studies while in residence at Harvard University. His term as director expires 2003.

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

       Gordon S. Macklin is a director of the Company and a member of its Audit Committee. Mr. Macklin serves as a director for White Mountains Insurance Group, LTD, MCI WorldCom., MedImmune, Inc. (biotechnology), Spacehab, Inc. (aerospace technology)and director, trustee, managing general partner, as the case may be, for 47 of the investment companies in the Franklin Templeton Group of Funds; formerly Chairman, White River Corporation (financial services)(until 1998), Chairman, Hambrecht and Quist Group (financial services)(until 1992), and President, National Association of Securities Dealers, Inc. (until 1987). Mr. Macklin has been a director of the Corporation since November, 1998. His term expires in 2003.

       William D. Smart is a director of the Company and a member of its Compensation Committee. From 1955 until his retirement in 1987, Mr. Smart served in a variety of capacities for Abbott Laboratories, a pharmaceutical and healthcare company, most recently as President of Ross Laboratories, the nutritional products division of Abbott Laboratories, and Corporate Vice President of Abbott Laboratories. Mr. Smart has been a director of the Corporation since 1991. His term expires in 2003.

       Jules Blake, Ph.D. is a director of the Company and a member of its Audit Committee. Dr. Blake served as Vice President of Research and Development, and later Vice President, Corporate Scientific Affairs, for Colgate-Palmolive from 1973 until 1989. Following his retirement in 1989, Dr. Blake accepted an appointment as Industrial Research Institute Fellow at the Office of Science and Technology Policy, Executive Office of the President, where he served until 1991. Dr. Blake also serves as a director for Gene Logic, Inc. and Procyte Corporation. Dr. Blake has been a director of the Corporation since 1990. His term expires in 2002.

       Ann L. Johnson, M.D. is a director of the Company and a member of its Compensation Committee. Dr. Johnson has served as a physician on the neonatology staff of Mills Peninsula Hospital since 1992. Dr. Johnson has a private practice in psychiatry and psychopharmacology. Dr. Johnson has been a director of the Company since March 1995. Her term expires in 2002.

       Sandra Panem, Ph.D. is a director of the Company and a member of its Audit Committee. Dr. Panem is the former President of Vector Fund Management, L.P. ("VFM") and was responsible for running the day-to-day operations for the Vector Later-Stage Equity Fund, L.P. and Vector Later-Stage Equity Fund II, L.P. which focused on later-stage companies. Prior to joining VFM, she served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Prior to joining Oppenheimer, Dr. Panem was a Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem has been a director of the Company since May 1995. Prior to that time, she served as a director from June 1990 until February 1993. Dr. Panem also serves as a director for StressGen Technologies, Inc. and Synaptic Pharmaceutical Corporation. Her term expires in 2002.

       Douglas J. MacMaster, Jr. is a director of the Company and a member of its Compensation Committee. Mr. MacMaster served in various management positions at Merck & Co., Inc. from 1961 to 1988, at which time he was appointed Senior Vice President responsible for ten divisions, including Manufacturing and Technology, and Pharmaceutical Manufacturing. Mr. MacMaster retired from Merck in 1991 and currently serves as a director for American Precision Industries, Inc., Neose Technologies, Inc. and Stratton Mutual Funds. Mr. MacMaster has been a director of the Corporation since 1993. His term expires in 2001.

       John H. Mahar is a director of the Company and a member of its Compensation Committee. Mr. Mahar has served as President of Hillside Management, a consulting firm, since 1992. From 1991 to 1992, Mr. Mahar was a Vice President at Salomon Brothers Inc. serving as a principal for the Venture Capital Fund. From 1985 to 1991, Mr. Mahar was Executive Vice President and Chief Operating Officer of Elf Technologies, Inc., a venture capital firm. Mr. Mahar was reelected as a director of the Corporation in February 1993. Prior to that time, he served as a director of the Corporation from 1988 until 1991. His term expires in 2001.

       Eugene H. Rotberg is a director of the Company and a member of its Audit Committee. Since 1990, Mr. Rotberg has been an independent advisor to international development and financial institutions. From 1987 to 1990, Mr. Rotberg was Executive Vice President and a member of the Executive Committee at Merrill Lynch & Co., Inc. From 1969 to 1987, Mr. Rotberg was Vice President and Treasurer of the World Bank. Mr. Rotberg has been a director of the Corporation since 1992. His term expires in 2001.

DIRECTORS' FEES

       Each director who is not an employee of the Corporation receives an annual retainer of $10,000, plus expenses. These directors are also eligible to receive options under the Company's 1986 Stock Option Plan, as amended and restated in 1992, and the Company's 1997 Stock Option Plan (collectively the "Option Plan"). Currently, each eligible director receives each year options to purchase 10,000 shares of stock on the day of the Corporation's Annual Meeting of Stockholders, provided he or she has served as a Director of the Corporation for at least one year as of such Annual Meeting of Stockholders or otherwise has received Board approval for the grant. In addition, each newly elected director receives options to purchase 10,000 shares of the Corporation's Common Stock upon joining the Board. Directors may also be compensated for special assignments delegated by the Board. In the year ended October 31, 1999 each director, other than Mr. Linsert and Dr. Radmer, received options resulting from their service as a Director to purchase 10,000 shares at $6.25 per share under the Option Plan. All option grants to Directors are granted at the closing price for the Corporation's Common Stock as reported on the NASDAQ Stock Market on the day prior to the date of grant.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       The Securities Exchange Act of 1934 requires the Corporation's directors, executive officers and 10% stockholders to file reports of ownership of equity securities of the Corporation and to furnish copies of such reports to the Corporation. Based on a review of such reports, the Corporation believes that, during the fiscal year ended October 31, 1999, all such filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION


       The table below sets forth the annual and long-term compensation for services in all capacities to the Corporation for the fiscal years ended October 31, 1999, 1998 and 1997 of (i) the Chief Executive Officer and (ii) the five other most highly compensated executive officers of the Corporation whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                                   ----------------------
                                                ANNUAL COMPENSATION                        AWARDS
                                                -------------------                        ------
NAME AND
PRINCIPAL                                                                          SECURITIES UNDERLYING             ALL OTHER
POSITION                    YEAR          SALARY ($)          BONUS ($) (1)             OPTIONS (#)              COMPENSATION ($)
--------                    ----          ----------          -------------             -----------              ----------------
Henry Linsert, Jr.,         1999            235,000             32,900                     210,000                     --
Chief Executive             1998            230,875               --                        30,000                     --
Officer                     1997            217,500               --                        50,000                     --

David J. Kyle,              1999            157,000             21,980                      67,750                     --
Sr. Vice President,         1998            154,375               --                        20,000                     --
Research and                1997            145,833               --                        40,000                     --
Development

Thomas C. Fisher,           1999            152,000             21,280                      90,000                  3,198 (2)
Sr. Vice                    1998            149,375               --                        20,000                  5,167 (2)
President, Operations       1997            142,500               --                        40,000                  3,900 (2)

Steve Dubin,                1999            152,000             21,280                      65,000                     --
Sr. Vice President,         1998            147,250               --                        20,000                     --
Business Development,       1997            130,500               --                        40,000                     --
General Counsel,
and Secretary

Jerome C. Keller,           1999            152,000             21,280                      40,000                     --
Sr. Vice President,         1998            140,000               --                        20,000                     --
Sales and                   1997             11,846               --                       150,000                     --
Marketing (3)

Peter L. Buzy,              1999            147,500             21,280                      40,000                     --
Chief Financial             1998             96,833               --                        50,000                 55,348 (5)
Officer (4)

------------------
(1) All Named Executive Officers received bonuses based on performance in fiscal 1999 pursuant to the Corporation's Management Cash Bonus Incentive Plan (the "Bonus Plan"). See the Report on Executive Compensation below for a description of the Bonus Plan.

(2)    Consists of payments to Mr. Fisher to cover certain commuting expenses.

(3)    Mr. Keller joined the Corporation in September, 1997.

(4)    Mr. Buzy joined the Corporation in March, 1998.

(5)    Consists of payments to Mr. Buzy to cover certain moving expenses.

OPTION GRANTS IN LAST FISCAL YEAR

       Shown below is information on grants to the Corporation's Chief Executive Officer and the Named Executive Officers of stock options pursuant to the Option Plan during the year ended October 31, 1999.

                                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                                          AT ASSUMED ANNUAL RATES
                                                                                                        OF STOCK PRICE APPRECIATION
                                                      INDIVIDUAL GRANTS                                     FOR OPTION TERM (3)
                       ----------------------------------------------------------------------      --------------------------------
                                                PERCENTAGE OF
                              NUMBER OF         TOTAL OPTIONS
                             SECURITIES          GRANTED TO      EXERCISE OR
                             UNDERLYING         EMPLOYEES IN     BASE PRICE        EXPIRATION
NAME                   OPTIONS GRANTED (#)(1)  FISCAL YEAR 1999  ($/SH) (2)           DATE          5% ($)            10% ($)
------------------     ----------------------  ----------------  -----------       ----------      -------            -------
Henry Linsert, Jr.         210,000                24.4              6.25             3/11/09       825,424           2,091,787

Thomas C. Fisher            90,000                10.5              6.25             3/11/09       353,753             896,480

David J. Kyle               67,750                 7.9              6.25             3/11/09       266,298             674,850

Steve Dubin                 65,000                 7.6              6.25             3/11/09       255,488             674,458

Jerome C. Keller            40,000                 4.7              6.25             3/11/09       157,224             398,436

Peter L. Buzy               40,000                 4.7              6.25             3/11/09       157,224             398,436

----------------
(1) Options become exercisable ratably beginning six months from the date of grant through four years from the date of grant.

(2)    Options were granted at the market price on the date of grant.

(3) The dollar amounts set forth under these columns are the result of calculations of assumed annual rates of stock price increases from the respective dates of grant in fiscal 1999 to the respective dates of expiration of such options in 2009 of 5% and 10%. These assumptions are not intended to forecast future price appreciation of the Corporation's stock price. The Corporation's stock price may increase or decrease in value over the time period set forth above.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

       Shown below is information with respect to the exercise of options to purchase the Corporation's Common Stock during fiscal 1999 under the Option Plan and unexercised options held under the Option Plan on October 31, 1999.

                                                                          NUMBER OF
                                                                    SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                                                     UNEXERCISED OPTIONS                  IN-THE-MONEY OPTIONS
                                                                 HELD AT OCTOBER 31, 1999(#)            AT OCTOBER 31, 1999($)(1)
                                                              --------------------------------       -------------------------------
                              SHARES
                             ACQUIRED            VALUE
NAME                      ON EXERCISE(#)      REALIZED($)     EXERCISABLE        UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
----                      --------------      -----------     -----------        -------------       -----------       -------------

Henry Linsert, Jr.                 --                 --         176,000           214,000              78,750              315,000

Thomas C. Fisher                   --                 --         110,000           105,000              33,750              135,000

David J. Kyle                  25,000             17,188          95,550            87,200              25,406              101,625

Steve Dubin                        --                 --          95,000            85,000              24,375               97,500

Jerome C. Keller                   --                 --         166,000            44,000              15,000               60,000

Peter L. Buzy                      --                 --          28,000            62,000              15,000               60,000

--------------------
(1) Total value of unexercised options is based on the closing price of the Corporation's Common Stock of $8.125 per share on October 31, 1999.

EMPLOYMENT AGREEMENTS

       The Company entered into employment agreements with Mr. Linsert, Dr. Radmer and Dr. Kyle in May 1990. The agreement with Mr. Linsert provides for an annual salary of $120,000, which is subject to normal periodic review. In 1998, the Board of Directors voted to increase Mr. Linsert's base annual salary to $235,000. This agreement does not have a fixed term but can be terminated with six months written notice by either Mr. Linsert or the Company. This agreement also prohibits Mr. Linsert from engaging in activities competitive with those of the Company during the period of Mr. Linsert's employment and for one year after leaving the employ of the Company. The agreements with Drs. Radmer and Kyle initially provided for an annual salary of $86,000 and $55,000, respectively, subject to normal yearly adjustments. These agreements provide for a two-year initial term with respect to Dr. Radmer and a one-year initial term for Dr. Kyle which are extended automatically for successive one year periods and can be terminated upon six months written notice given prior to the end of such successive one year periods by either the Corporation or Drs. Radmer and Kyle, respectively. In 1998, the Board voted to increase both Dr. Kyle's and Dr. Radmer's base annual salary to $157,000. In March 1998, the Company entered into an employment agreement with Mr. Buzy that provides for an annual salary of $140,000 and includes a relocation reimbursement of up to

$65,000. The agreement has a three year term, provides for normal periodic reviews and includes a severance fee of up to eighteen months salary. The agreement provides for a reduction of the severance fee by one twelfth for each month that Mr. Buzy's length of employment exceeds twenty four months. In March, 1999, the Board voted to increase Mr. Buzy's salary to $152,000.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

       During 1999, Ann L. Johnson, M.D., Douglas J. MacMaster, Jr., John H. Mahar and William D. Smart served as members of the Compensation Committee. No director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director or a board committee member of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF COMMON STOCK

       The following table and footnotes thereto set forth certain information as of January 20, 2000 (unless otherwise specified) with respect to the beneficial ownership of the Corporation's Common Stock of each person who is known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, each director and nominee, each Named Executive Officer (as defined above), and all directors and executive officers as a group:

NAME AND ADDRESS OF                                                 SHARES BENEFICIALLY
BENEFICIAL OWNERS                                                         OWNED (1)                 PERCENTAGE OF CLASS
-------------------                                                 -------------------             -------------------
State of Wisconsin Investment Board
  121 East Wilson Street
  Madison, WI 53707...............................................     2,227,612 (2)                    13.38%

Bank America Corporation
  100 North Tryon Street
  Charlotte, NC 28255.............................................     1,531,879 (3)                     9.27%

The College Retirement Equities Fund
  730 Third Avenue
  New York, NY 10017..............................................     1,283,650                         7.77%

Eastbourne Capital Management, L.L.C.
  1101 Fifth Avenue, Suite 160
  San Rafael, California 94901....................................     1,199,861 (4)                     7.21%

George W. Haywood
  642 Second Street
  Brooklyn, New York 11215........................................     1,107,584 (5)                     6.67%

Henry Linsert, Jr.................................................       467,290 (6)                     2.79%

Richard J. Radmer, Ph.D...........................................       520,000 (7)                     3.13%

Steve Dubin.......................................................       198,500 (8)                     1.19%

David J. Kyle, Ph.D...............................................       253,165 (9)                     1.52%

Thomas C. Fisher..................................................      203,505 (10)                     1.19%

Jerome C. Keller..................................................      181,000 (11)                     1.22%

Peter L. Buzy.....................................................       46,000 (12)                       *

Jules Blake, Ph.D.................................................       31,455 (13)                       *

Ann L. Johnson, M.D...............................................       28,500 (14)                       *

Gordon S. Macklin.................................................       71,143 (15)                       *

Douglas J. MacMaster..............................................       38,500 (16)                       *

John H. Mahar.....................................................       29,350 (17)                       *

Sandra Panem, Ph.D................................................       33,000 (18)                       *

Eugene H. Rotberg.................................................       70,250 (19)                       *

William D. Smart..................................................       67,000 (20)                       *

All Executive Officers and Directors
as a group (15 persons)...........................................    2,238,658                          12.64%

--------------------
*     Less than one percent.

  (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of January 20, 2000 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

  (2) Includes currently exercisable warrants to purchase 132,903 shares.

  (3) Bank America Corporation shares voting and dispositive power with respect to these shares and Nationsbanc Capital Corporation shares voting and dispositive power with respect to 972,432 of such shares.

  (4) Includes currently exercisable warrants to purchase 116,289 shares.

  (5) Includes currently exercisable warrants to purchase 99,677 shares.

  (6) Includes currently exercisable options and options exercisable within 60 days of January 20, 2000, to purchase 242,000 shares.

  (7) Includes 175,000 shares owned by Dr. Radmer's wife, 225,000 shares owned by the Radmer Family L.P., and currently exercisable options and options exercisable within 60 days of January 20, 2000 to purchase 120,000 shares. Excludes 59,300 shares owned by other members of Dr. Radmer's family, and Dr. Radmer disclaims beneficial ownership of those shares.

  (8) Includes currently exercisable options and options exercisable within 60 days of January 20, 2000 to purchase 125,000 shares.

  (9) Includes currently exercisable options and options exercisable within 60 days of January 20, 2000 to purchase 126,100 shares.

 (10) Includes currently exercisable options and options exercisable within 60 days of January 20, 2000 to purchase 145,000 shares.

 (11) Includes currently exercisable options and options exercisable within 60 days of January 20, 2000 to purchase 178,000 shares.

 (12) Consists of currently exercisable options and options exercisable within 60 days of January 20, 2000 to purchase 46,000 shares.

 (13) Includes currently exercisable options to purchase 28,500 shares.

 (14) Includes currently exercisable options to purchase 27,500 shares.

 (15) Includes currently exercisable options to purchase 20,000 shares.

 (16) Includes currently exercisable options to purchase 28,500 shares.

 (17) Consists of currently exercisable options to purchase 29,350 shares.

 (18) Includes currently exercisable options to purchase 27,500 shares.

 (19) Includes currently exercisable options to purchase 28,500 shares.

 (20) Includes currently exercisable options to purchase 28,500 shares.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2000.

                                           MARTEK BIOSCIENCES CORPORATION

                                           By /s/ Steve Dubin
                                              ---------------------------------
                                                  Steve Dubin
                                                  Senior Vice President of
                                                  Business Development,
                                                  General Counsel and Secretary