Form 10-Q
period 2000-04-30
MARTEK BIOSCIENCES CORP
filed 2000-06-14
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 2000

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No


      Common stock, par value $.10 per share: 17,591,679 shares outstanding as of June 8, 2000

                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION
Balance Sheets
($ in thousands)
--------------------------------------------------------------------------------
                                                      April 30,    October 31,
                                                        2000          1999
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                             $3,395        $1,180
     Short-term investments and marketable securities      21,511        15,178
     Accounts receivable                                    1,450         1,116
     Inventories  (Note 3)                                  3,974         5,216
     Other current assets                                   2,111         1,013
                                                    ----------------------------
Total current assets                                       32,441        23,703
Property, plant and equipment, net                         15,106        15,469
                                                    ----------------------------

Total assets                                              $47,547       $39,172
                                                    ============================


Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                        $518          $693
     Accrued liabilities                                    1,246         1,329
     Current portion of notes payable                       1,236         1,479
     Current portion of unearned revenue (Note 6)           2,133           ---
                                                    ----------------------------
Total current liabilities                                   5,133         3,501
Long-term portion of notes payable (Note 2)                   ---           472
Long-term portion of unearned revenue (Note 6)              2,356           ---
Commitments (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value,
         4,700,000 shares authorized;
         none issued or outstanding                           ---           ---
     Series A junior participating preferred
         stock, $.01 par value, 300,000 shares
         authorized; none issued or outstanding               ---           ---
     Common stock, $.10 par value; 30,000,000
         shares authorized; 17,572,279
         and 16,492,229 shares issued and
         outstanding at April 30, 2000 and
         October 31, 1999, respectively                     1,757         1,649
     Additional paid-in capital                           120,082       107,447
     Accumulated deficit                                  (81,781)      (73,897)
                                                    ----------------------------
Total stockholders' equity                                 40,058        35,199
                                                    ----------------------------

Total liabilities and stockholders' equity                $47,547       $39,172
                                                    ============================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Operations
(Unaudited - $ in thousands, except for per share data)

                                            Three months          Six months
                                           ended April 30,      ended April 30,
--------------------------------------------------------------------------------
                                           2000       1999       2000      1999
--------------------------------------------------------------------------------

Revenues:
     Product sales:
         Nutritional product sales       $1,151       $740     $2,063    $1,415
         Stable isotope and other
          product sales                     481        540      1,157     1,264
                                       --------------------   ------------------
      Total product sales                 1,632      1,280      3,220     2,679
      License fees and related revenues      11        ---         11       ---
      Royalties                             107         80        198       167
      Research and development revenue      618        140        730       207
                                       --------------------   ------------------
Total revenues                            2,368      1,500      4,159     3,053
Costs and expenses:
      Cost of product sales               1,274      1,100      2,502     2,081
      Research and development            3,575      2,160      6,412     4,723
      Selling, general and administrative 1,941      1,901      3,554     3,616
                                       --------------------   ------------------
Total costs and expenses                  6,790      5,161     12,468    10,420
                                       --------------------   ------------------
Loss from operations                     (4,422)    (3,661)    (8,309)   (7,367)

Other income and expense, net               321         41        425       124
                                       --------------------   ------------------

Net loss                                ($4,101)   ($3,620)   ($7,884)  ($7,243)
--------------------------------------------------------------------------------

Net loss per share, basic and diluted    ($0.24)    ($0.24)    ($0.47)   ($0.49)
--------------------------------------------------------------------------------

Weighted average common
  shares outstanding                 17,397,572 14,934,594 16,945,862 14,919,170
--------------------------------------------------------------------------------


See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Cash Flows
(Unaudited - $ in thousands)

                                                     Six Months ended April 30,
--------------------------------------------------------------------------------
                                                         2000           1999
--------------------------------------------------------------------------------

Operating activities:
     Net loss                                          ($7,884)       ($7,243)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                     755            721
         Other non-cash items                              ---            348
         Changes in assets and liabilities:
             Accounts receivable                          (334)          (169)
             Inventories                                 1,242           (634)
             Other current assets                       (1,098)           (38)
             Accounts payable                             (175)           (99)
             Accrued liabilities                           (83)          (371)
             Unearned revenue                            4,489            ---
                                                     ---------------------------
  Net cash used in operating activities                 (3,088)        (7,485)

Investing activities:
         Purchase of short-term investments
            and marketable securities                  (15,583)        (7,173)
         Proceeds from sale of short-term
            investments and marketable securities        9,250         12,582
         Purchase of property, plant and equipment        (392)          (263)
                                                     ---------------------------
  Net cash (used in) provided by investing activities   (6,725)         5,146

Financing activities:
         Proceeds from the issuance of common stock
            in private placement                        10,249            ---
         Proceeds from the exercise of warrants
            and options                                  2,494            442
         Repayment of notes payable                       (715)          (656)
                                                     ---------------------------
  Net cash provided by (used in) financing activities   12,028           (214)
                                                     ---------------------------

  Net increase (decrease) in cash
     and cash equivalents                                2,215         (2,553)
  Cash and cash equivalents at beginning of year         1,180          4,498
                                                     ---------------------------

  Cash and cash equivalents at end of period            $3,395         $1,945
                                                     ===========================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
Statements of Stockholders' Equity
(Unaudited - $ in thousands)


                                                Additional
                               Common Stock      Paid-in   Accumulated
                           Shares       Amount   Capital     Deficit     Total



Balance at
October 31, 1999                 16,492,229 $1,649 ($107,447) ($73,897) $35,199
--------------------------------------------------------------------------------

Issuance of common stock in
private placement                   845,652     85    10,164       ---   10,249

Exercise of warrants, stock
options and other                   234,398     23     2,471       ---    2,494

Net loss                                ---    ---       ---    (7,884)  (7,884)
--------------------------------------------------------------------------------

Balance at
April 30, 2000                   17,572,279 $1,757  $120,082  ($81,781) $40,058
--------------------------------------------------------------------------------




See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation and Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1999.

Revenue Recognition.Revenues on cost reimbursement and fixed price contracts are generally recognized on the percentage of completion method of accounting as costs are incurred. Revenue is recognized on product sales when goods are shipped. Revenue from licensing agreements is recognized in general over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized in the accompanying Statements of Operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

Foreign Currency Transactions. Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Currently, all material transactions of the Company are denominated in U.S. dollars, and the Company has not entered into any material transactions that are denominated in foreign currencies.

Inventories. Inventories are stated at the lower of cost or market including appropriate elements of material, labor and indirect costs and are valued using the average cost method. Inventories include products and materials held for sale as well as products and materials that can alternatively be used in the Company's research and development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

Impaiment  of Long  Lived  Assets and Long Lived  Assets to be  Disposed Of. The
Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. For purposes of estimating undiscounted cash flows, the Company does not group cash flows on different levels as only one significant line of business is identified. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the past, the Company has not incurred any impairment expense.

Segment Information. The Company currently operates in one business segment,that being the development and commercialization of novel products from microalgae. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Short-term Investments and Marketable Securities. The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification cost and consist of U.S. government obligations with average maturities of less than six months. Realized gains and losses and declines in value judged to be other than temporary are included in other income, with material unrealized gains and losses reported as a separate component of stockholders' equity.

Reclassification.Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation

2.  Notes Payable and Commitments

The Company had commitments at April 30, 2000 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through April 30, 2000, would not have a material effect on the financial statements.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

The Company is required to meet certain covenants in relation to its outstanding term loans, which had an outstanding balance of $1,236,000 at April 30, 2000. These covenants outline minimum cash, current ratio and net worth requirements. The Company was in compliance with all of these covenants at April 30, 2000.

3.  Inventories

Inventories consist of the following:
                                              April 30,          October 31,
                                                 2000                1999
                                         -----------------    ---------------

            Finished Products                  $2,786,279         $2,206,051
            Work in Process                       807,244          2,683,477
            Raw Materials                         380,715            326,737
                                         -----------------    ---------------
                                               $3,974,238         $5,216,265
                                         =================    ===============


4.    Income Taxes

At April 30, 2000, the Company has net operating loss carryforwards of approximately $96,156,000 for income tax purposes that expire in years 2000 through 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $38,462,000 and $32,787,000 at April 30, 2000 and 1999, respectively. Because it is more likely than not that some portion or all of these deferred tax assets will not be realized, they were fully reserved for by a valuation allowance at April 30, 2000 and 1999.

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

6.       Unearned Revenue

During April, 2000, Martek entered into a non-exclusive license agreement relating to the use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company, in the form of license fees and royalty prepayments, has been recorded as unearned revenue as of April 30, 2000. The license fee will be recognized as revenue on a modified straight-line basis over the term of the agreement, and the royalty prepayment as well as potential ongoing royalties will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning Martek's business and operations, including among other things, statements concerning: (1) expectations regarding future revenue growth, product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding Martek's GRAS Notification with the FDA and potential approval of the Company's licensees to market DHA and ARA oils in U.S. infant formula; (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of Martek's nutritional oils; (5)
expectations regarding future research and development costs, and (6) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth from time to time in Martek's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. Martek's products include: (1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients that may play a beneficial role in promoting mental and cardiovascular health, and in the development of the eyes and central nervous system in newborns; (2) stable isotope products and technologies to visualize molecular interactions for drug discovery and development; and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its stable isotope products. In 1992, Martek realized its first revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement.

Martek has incurred losses in each year since its inception. At April 30, 2000, Martek's accumulated deficit was $81,781,000. Martek expects to continue its development, production optimization and product marketing activities and as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and/or Neuromins(R) DHA products occur. In addition, Martek expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon Martek's licensees and/or other future third-party collaborators, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

Management Outlook and Regulatory Issues

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that fiscal 2000 sales will surpass prior year levels. Specifically, management believes that for fiscal 2000 as a whole: (1) term infant formula containing
Martek's oils will be introduced in additional countries; (2) sales and royalties related to Martek's nutritional oils will continue to grow; and (3) sales of new high value products from Martek's stable isotope group will increase.

Management believes that recent scientific evidence further supports the contention that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, Martek is pursuing long-term marketing partnerships with large nutritional products and/or pharmaceutical companies to promote Martek's non-infant formula nutritional oil products. Because of this objective, certain shorter-term marketing arrangements of lesser scope have not been entered into, thus modestly sacrificing short-term product sales. On April 4, 2000, Martek entered into a non-exclusive license agreement with Abbott Laboratories relating to use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. Martek now has license agreements with manufacturers making approximately 85% of U.S. and 60% of worldwide infant formula. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, management is unable to accurately predict when such events will occur.

Four of Martek's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with the Company's oils in over 60 countries for term or pre-term infant formula products. Martek and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating the Company's oils for inclusion in U.S. infant formula. Additionally, during February 2000, Martek filed a Generally Recognized As Safe ("GRAS") Notification with the FDA for the use of its DHA and ARA in infant formula. Management believes that the data establish that its sources of ARA and DHA are GRAS when used in infant formula. Management also believes that the FDA review of the GRAS notification will have a favorable outcome. In the event that the FDA review results in a favorable outcome, each licensee will still need to obtain a separate FDA authorization before marketing an infant formula with the Company's sources of DHA and ARA in the U.S.. Management believes that this regulatory process will take a minimum of three to six additional months. There can be no assurance that the FDA will have a favorable review of the GRAS notification, that a licensee will pursue the regulatory authorization to market an infant formula containing Martek's DHA and ARA in the U.S., that the FDA will authorize the marketing of such an infant formula, or that the regulatory process will not involve significantly longer delays that may materially and adversely affect the timing and introduction of infant formula's containing Martek's products. Nevertheless, management anticipates that during the next twelve months, new infant formula products containing Martek's oils will continue to be introduced in various countries around the world and overall product sales, including sales from infant formula related products, will increase over the prior year.


Results of Operations - Comparison of Quarters and Six Months Ended April 30, 2000 and 1999

Revenues for the quarter ended April 30, 2000 were $2,368,000, a 58% increase from revenues of $1,500,000 for the same period in 1999. Revenues for the six-month period ended April 30, 2000 were $4,159,000, an increase of $1,106,000 or 36%, from the same period in 1999. These increases were primarily due to increased nutritional product sales and development revenues from a third-party. Total product sales during the quarter ended April 30, 2000 increased by $352,000 or 28% from the same period in 1999, and increased by $541,000 or 20% for the six-month period ended April 30, 2000 from the same period in 1999. Sales of nutritional products increased by $411,000 or 56% for the quarter ended April 30, 2000 over the quarter ended April 30, 1999 and increased $648,000 or 46% for the six months period ended April 30, 2000 when compared to the same period in 1999. 19% of the 56% increase during the quarter resulted from product sales to a licensee under an all-inclusive flat pricing arrangement. This contrasted to the Company's traditional sales to licensees where an initial transfer price is charged and a trailing royalty is received six to nine months later. The Company is in the process of offering all of its infant formula licensees an all-inclusive flat price for bulk oil, which would incorporate a slightly discounted royalty up-front into the sales price of the Company's oils. If the traditional transfer price had been billed for all bulk oil sales during the quarter ended April 30, 2000, total nutritional product sales would have been $135,000 lower, and would have increased only 37% compared to the quarter ended April 30, 1999. Sales of products for drug discovery and diagnostics decreased 11% for the quarter ended April 30, 2000 and decreased by 8% for the six months ended April 30, 2000, when compared to the same periods in 1999. These decreases are primarily due to Martek's de-emphasis on the sale of low margin reagent products. Martek is actively looking for ways to reduce its stable isotope production cost and increase yields of stable isotope co-products. Royalty revenues increased by 34% for the quarter ended April 30, 2000 compared to the same quarter in 1999 and 19% for the six months ended April 30, 2000 compared to the first six months of fiscal year 1999. Management anticipates that royalty revenues may decline in the future if Martek increases sales of bulk oil to infant formula licensees under all-inclusive pricing arrangements. Revenues from research and development work increased by $478,000 in the quarter ended April 30, 2000 when compared to the same quarter in 1999 and increased $523,000 for the six months ended April 30, 2000 from the same period in 1999, mainly due to a third-party development project completed during the second quarter of 2000 at Martek's Winchester plant.

Cost of product sales decreased to 78% of revenues from product sales for the quarter ended April 30, 2000, down from 86% for the same period of 1999. For the six-month period ended April 30, 2000 cost of product sales remained at 78% of revenues from product sales, the same as the six-month period ended April 30, 1999. The majority of the decrease in the second quarter of the current fiscal year is due to the higher margin achieved on the sale of approximately $315,000 in bulk oil to an infant formula licensees during the quarter at an all-inclusive price. Cost of sales will continue to fluctuate on a quarter-to-quarter basis based on the mix of sales, with lower margins experienced when the mix includes higher volumes of sales to infant formula manufacturers under Martek's existing royalty-bearing arrangements. Martek is in the process of offering all of its infant formula licensees an all-inclusive flat price for bulk oil, which would incorporate a slightly discounted royalty up-front into the sales price of the Company's oils. The overall economics of an all-inclusive price closely match those of Martek's existing royalty bearing arrangements, however, the all-inclusive flat price positively impacts the Company's margins at the time of initial sale. For those licensees who continue to purchase oil under a royalty arrangement rather than pay an all-inclusive initial price, a transfer price is paid to Martek for the oil at the time of purchase and a trailing royalty is earned at the time of the final product sale by the licensee. Under this arrangement, there is an approximate six to nine month delay after the initial sale of oil by Martek until royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized as revenue at the time of the product sale. For the quarter ended April 30, 2000, approximately half of Martek's oil sales to licensees were made under existing royalty agreements, and half were made using all-inclusive pricing with no future royalties due.

In general, the high cost of sales incurred during the first half of the fiscal year 2000 reflects the cost of inventory manufactured over the last approximately 12 months when certain production efficiencies had not yet been realized due to the low volume of production and because the production process had not been optimized. Management believes that during the remainder of the fiscal year 2000, as sales volumes increase and manufacturing efficiencies are realized, the cost of production of the nutritional oils products will decrease, resulting in a positive impact on Martek's sales margins.

Research and development costs increased by $1,415,000, or 66%, in the quarter ended April 30, 2000 as compared to the same period in 1999. For the six-month period ended April 30, 2000, research and development costs increased $1,689,000 or 36% when compared to the same period in 1999. The majority of the increase for the quarter ended April 30, 2000 relates to the continued refinement of Martek's fermentation and oil extraction processes and other R&D efforts related to production of the Company's oils at the Winchester plant. In addition, approximately $420,000 in expenses were incurred relating to a third-party development project at Martek's Winchester Plant during the quarter ended April 30, 2000. Management believes that as sales volumes increase and production optimization occurs, development costs related to Martek's Winchester plant will decrease, reducing the Company's overall R&D expenditures.

Selling, general and administrative expenses increased by $40,000, or 2%, during the quarter ended April 30, 2000 and decreased by $62,000 or 2%, in the six months ended April 30, 2000 over the second quarter and six months ended April 30, 1999, respectively.

As a result of the foregoing, net loss for the quarter ended April 30, 2000 was $4,101,000, or $.24 per share, compared to a net loss of $3,620,000, or $.24 per share for the same period in 1999. Net loss for the six months ended April 30, 2000, was $7,884,000 or $.47 per share, compared to a net loss of $7,243,000 or $.49 per share for the same period in 1999.

Liquidity and Capital Resources

Martek has  financed  its  operations  primarily  from the  issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, Martek has raised approximately $117 million from public and private sales of its equity securities, including approximately $13.8 million from a private placement of stock in May, 1999 and $10.25 million in February, 2000 related to a 1998 funding commitment.

Through April 30, 2000 Martek has incurred an accumulated deficit of $81,781,000. Martek's balance of cash and cash equivalents at April 30, 2000 was $3,395,000. In addition, at April 30, 2000, Martek had $21,511,000 in short-term investments and marketable securities. These investments and securities, which consist of U.S. Government securities with average maturities of less than six months, are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities increased $8,548,000 during the first six months of 2000, primarily due to the funds received from the private placement of Martek's common stock and warrants in February, 2000.

Martek will require substantial additional funds to continue its research and development programs, to conduct pre-clinical and clinical studies, to maintain compliance with its loan covenants, and to commercialize its nutritional oils, Neuromins(R) DHA, and its other products under development. The ultimate levels of funding required will depend, in part, on whether Martek seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of pre-clinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at Martek's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products Martek decides to manufacture and continues to manufacture itself), and the costs of marketing and commercializing Martek's products. The continued development and optimization of Martek's production facility has had, and will continue to have, a material effect upon the Company's liquidity and capital resources. Additional plant modifications costing at least $750,000 are expected in fiscal 2000. Plant expenditures beyond 2000 will depend in part on production capacity needs, and the extent of development and implementation of process improvements.

Management believes that its existing capital resources will provide adequate capital for at least the next 18 months. However, Management believes that additional funds will be needed in the longer term to continue Martek's research and development, manufacturing and marketing efforts. Management intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements, asset-based borrowing, equity issuances, additional lease financing and/or collaborative arrangements with partners if such methods are available to Martek and on favorable terms. There can be no assurance that such funds will be available to Martek on acceptable terms, if at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Martek is not a party to any material legal proceedings.

Item 2.  Changes in Securities.

See Item 2, Part II of Form 10-Q for the quarter ended January 31, 2000.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a vote of Security Holders.

Martek's Annual Meeting of Stockholders was held on March 16, 2000. The following members were elected to Martek's Board of Directors to hold office for the periods indicated below:

                              Elected Until
                             Annual Meeting
        Nominee                To Be Held           In Favor           Withheld

        Gordon S. Macklin          2003             12,060,352          248,128
        Richard J. Radmer          2003             12,060,452          248,028
        William Smart              2003             12,061,702          246,778

Directors Continuing in Office:

           Jules Blake
           Henry Linsert, Jr.
           Ann L. Johnson
           Sandra Panem
           Douglas J. MacMaster, Jr.
           John H. Mahar
           Eugene H. Rotberg


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

i. Exhibit 10.30 License Agreement , dated March 31, 2000 between Martek and Abbott Laboratories. *

ii.      Exhibit 27.01 Financial Data Schedule.

iii. Cautionary Statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. filed as exhibit
         99.1 to the Company's Form 10-Q, dated March 15, 2000, and incorporated by reference herein).

(b)      Reports on Form 8-K:

         Form 8-K, Filed April 17, 2000 (announcing the non-exclusive license agreement between Martek and Abbott Laboratories).


* Confidential portions of this exhibit have been omitted in reliance on Rule 24b-2 of the Securities Exchange Act of 1934. The confidential portions have been submitted separately to the Securities and Exchange Commission.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MARTEK BIOSCIENCES CORPORATION
                                  (Registrant)






Date:  June 14, 2000       /s/ Peter L. Buzy
                           ------------------------------
                           Peter L. Buzy, Chief Financial
                           and Accounting Officer