Form 10-Q
period 2000-07-31
MARTEK BIOSCIENCES CORP
filed 2000-09-14
CIK 892025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No



      Common stock, par value $.10 per share: 17,800,059 shares outstanding as of September 6, 2000

                                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets
($ in thousands)
--------------------------------------------------------------------------------
                                                      July 31,      October 31,
                                                        2000            1999
--------------------------------------------------------------------------------
                                                    (Unaudited)
Assets:

Current assets

     Cash and cash equivalents                           $4,631          $1,180
     Short-term investments and marketable securities    19,451          15,178
     Accounts receivable                                  1,437           1,116
     Inventories  (Note 3)                                4,383           5,216
     Other current assets                                 1,981           1,013
                                                      --------------------------
Total current assets                                     31,883          23,703
Property, plant and equipment, net                       15,716          15,469
                                                      --------------------------

Total assets                                            $47,599         $39,172
                                                      ==========================


Liabilities and stockholders' equity:

Current liabilities

     Accounts payable                                    $1,430            $693
     Accrued liabilities                                  1,559           1,329
     Current portion of notes payable                       747           1,479
     Current portion of unearned revenue (Note 6)         2,143           - - -
                                                      --------------------------
Total current liabilities                                 5,879           3,501
Long-term portion of notes payable (Note 2)               - - -             472
Long-term portion of unearned revenue (Note 6)            2,451           - - -
Commitments (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value,
         4,700,000 shares authorized;
         none issued or outstanding                       - - -           - - -
     Series A junior participating preferred
         stock, $.01 par value, 300,000
         shares authorized; none issued or outstanding    - - -           - - -
     Common stock, $.10 par value; 30,000,000
         shares authorized;  17,793,759
         and 16,492,229  shares issued and
         outstanding at July 31, 2000 and
         October 31, 1999, respectively                   1,779           1,649
     Additional paid-in capital                         123,059         107,447
     Accumulated deficit                                (85,569)        (73,897)
                                                      --------------------------
Total stockholders' equity                               39,269          35,199
                                                      --------------------------

Total liabilities and stockholders' equity              $47,599         $39,172
                                                      ==========================

See accompanying notes.

Martek Biosciences Corporation

Statements of Operations
(Unaudited - $ in thousands, except for per share data)

                                             Three months        Nine months
                                             ended July 31,     ended July 31,
--------------------------------------------------------------------------------
                                           2000       1999      2000      1999
--------------------------------------------------------------------------------

Revenues:
      Product sales:
          Nutritional product sales      $1,858       $677     $3,921    $2,092
          Stable isotope and other
             product sales                  338        484      1,495     1,748
                                       --------------------  -------------------
      Total product sales                 2,196      1,161      5,416     3,841
      License fees and related revenues      34          6         45         6
      Royalties                             110         79        308       245
      Research and development revenue      109         71        838       278
                                       --------------------  -------------------
Total revenues                            2,449      1,317      6,607     4,371
Costs and expenses:
      Cost of product sales               2,005        853      4,507     2,934
      Research and development            2,789      2,602      9,201     7,325
      Selling, general and administrative 1,804      1,586      5,357     5,202
                                       --------------------  -------------------
Total costs and expenses                  6,598      5,040     19,065    15,460
                                       --------------------  -------------------
Loss from operations                     (4,149)    (3,723)   (12,458)  (11,090)

Other income, net                           360        103        786       226
                                       --------------------  -------------------

Net loss                                ($3,789)   ($3,620)  ($11,672) ($10,864)
--------------------------------------------------------------------------------

Net loss per share, basic and diluted    ($0.21)    ($0.23)    ($0.68)   ($0.71)
--------------------------------------------------------------------------------

Weighted average common
  shares outstanding                 17,641,407 15,971,019 17,165,319 15,273,640
--------------------------------------------------------------------------------

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                                      Nine Months ended July 31,
--------------------------------------------------------------------------------
                                                           2000           1999
--------------------------------------------------------------------------------

Operating activities:

     Net loss                                           ($11,672)      ($10,864)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                     1,144          1,087
         Other non-cash items                              - - -            348
         Changes in assets and liabilities:
             Accounts receivable                            (321)          (173)
             Inventories                                     833           (993)
             Other current assets                           (968)           144
             Accounts payable                                737            292
             Accrued liabilities                             230           (506)
             Unearned revenue                              4,594             19
                                                 -------------------------------
     Net cash used in operating activities                (5,423)       (10,646)

Investing activities:

         Purchase of short-term investments
            and marketable securities                    (22,023)       (18,593)
         Proceeds from sale of short-term
            investments and marketable securities         17,750         15,124
         Purchase of property, plant and equipment        (1,391)          (352)
                                                 -------------------------------
     Net cash used in investing activities                (5,664)        (3,821)

Financing activities:

         Proceeds from the issuance of common stock
            in private placement                          10,249         13,770
         Proceeds from the exercise of warrants
            and options                                    5,493            672
         Repayment of notes payable                       (1,204)          (994)
                                                 -------------------------------
     Net cash provided by financing activities            14,538         13,448
                                                 -------------------------------

     Net increase (decrease) in cash
            and cash equivalents                           3,451         (1,019)
     Cash and cash equivalents at beginning of year        1,180          4,498
                                                 -------------------------------

     Cash and cash equivalents at end of period           $4,631         $3,479
--------------------------------------------------------------------------------

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Stockholders' Equity
(Unaudited - $ in thousands)

                                                   Additional
                                      Common Stock   Paid-in  Accumulated
                                    Shares   Amount  Capital    Deficit    Total
--------------------------------------------------------------------------------
Balance at
October 31, 1999                  16,492,229 $1,649  $107,447 ($73,897)  $35,199
--------------------------------------------------------------------------------

Issuance of common stock in
private placement                    845,652     85    10,164    - - -    10,249

Exercise of warrants, stock
options and other                    455,878     45     5,448    - - -     5,493

Net loss                               - - -  - - -     - - -  (11,672) (11,672)
--------------------------------------------------------------------------------
Balance at
July 31, 2000                     17,793,759 $1,779  $123,059  ($85,569) $39,269
--------------------------------------------------------------------------------

See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation and Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's annual report on Form 10-K for the year ended October 31, 1999.

Revenue Recognition. Revenues on cost reimbursement and fixed price contracts are generally recognized on the percentage of completion method of accounting as costs are incurred. Revenue is recognized on product sales when goods are shipped. Revenue from licensing agreements is recognized in general over the term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized in the accompanying Statements of Operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

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

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. For purposes of estimating undiscounted cash flows, the Company does not group cash flows on different levels as only one significant line of business is identified. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the past, the Company has not incurred any impairment expense.

Segment Information. The Company currently operates in one business segment, that being the development and commercialization of novel products from microalgae. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

Reclassification. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

2.  Notes Payable and Commitments

The Company had commitments at July 31, 2000 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through July 31, 2000, would not have a material effect on the financial statements.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

Martek  currently   contracts  with  a  third  party  supplier  to  produce  its arachidonic acid oil. At July 31, 2000, the Company had outstanding inventory purchase commitments to this supplier totalling approximately $3 million.

The Company is required to meet certain covenants in relation to its outstanding term loan, which had an outstanding balance of $747,000 at July 31, 2000. These covenants outline minimum cash, current ratio and net worth requirements. The Company was in compliance with all of these covenants at July 31, 2000.

3.  Inventories

Inventories consist of the following:
                                                July 31,          October 31,
                                                 2000                1999
                                          -----------------    ---------------

            Finished Products                  $3,206,758         $2,206,051
            Work in Process                       779,250          2,683,477
            Raw Materials                         397,353            326,737
                                          -----------------    ---------------
                                               $4,383,361         $5,216,265
                                          =================    ===============

4.  Income Taxes

At July 31, 2000, the Company has net operating loss carryforwards of approximately $99,945,000 for income tax purposes that expire in years 2000 through 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $39,978,000 and $34,235,000 at July 31, 2000 and 1999, respectively. Because it is more likely than not that some portion or all of these deferred tax assets will not be realized, they were fully reserved for by a valuation allowance at July 31, 2000 and 1999.

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

6.  Unearned Revenue

On March 31, 2000, Martek entered into a non-exclusive license agreement relating to the use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company was $4.5 million, which consisted of $3.5 million prepaid and $1 million due upon the first year anniversary of the agreement. These amounts, which represent license fees and royalty prepayments, have been recorded as unearned revenue as of July 31, 2000. The license fees are non-refundable and will be recognized as revenue on a modified straight-line basis over the twenty-five year term of the agreement. The royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning Martek's business and operations, including among other things, statements concerning: (1) expectations regarding future revenue growth, product introductions, distribution, sales, applications and potential marketing partnerships, (2) expectations regarding sales and royalties by and from formula licensees, (3) expectations regarding Martek's GRAS Notification with the FDA and potential approval of the Company's licensees to market DHA and ARA oils in U.S. infant formula, (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of Martek's nutritional oils, (5)
expectations regarding future research and development costs, and (6) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth from time to time in Martek's filings with the Securities and Exchange Commission.

Martek, founded in 1985, is a leader in the development and commercialization of high value products derived from microalgae, including nutritional products, pharmaceutical research and development tools and diagnostics. Martek develops, manufactures and sells products from microalgae. Martek's products include: (1) specialty, nutritional oils for infant formula, nutritional supplements and food ingredients that may play a beneficial role in promoting mental and cardiovascular health, and in the development of the eyes and central nervous system in newborns, (2) stable isotope products and technologies to visualize molecular interactions for drug discovery and development, and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening and gene and protein detection. In 1989, Martek began to realize revenues from sales of its stable isotope products. In 1992, Martek realized its first revenues from license fees related to its nutritional oils containing docosahexaenoic acid ("DHA") and arachidonic acid ("ARA") and sales of sample quantities of these oils. In 1995, Martek recognized its first product and royalty revenues from sales of infant formula containing these oils, and in 1996, Martek began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement.

Martek has incurred losses in each year since its inception. At July 31, 2000, Martek's accumulated deficit was $85,569,000. Martek expects to continue its development, production optimization and product marketing activities and as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and/or Neuromins(R) DHA products occur. In addition, Martek expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon Martek's licensees and/or other future third-party collaborators, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

Management Outlook and Regulatory Issues

Management believes that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that fiscal 2000 sales will surpass prior year levels. Specifically, management believes that for fiscal 2000 as a whole, term infant formula containing Martek's oils will be introduced in additional countries and sales and royalties related to Martek's nutritional oils will continue to grow.

Management believes that recent scientific evidence further supports the contention that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, Martek is pursuing long-term marketing partnerships with large nutritional products and/or pharmaceutical companies to promote Martek's non-infant formula nutritional oil products. Because of this objective, certain shorter-term marketing arrangements of lesser scope have not been entered into, thus modestly sacrificing short-term product sales. On March 31, 2000, Martek entered into a non-exclusive license agreement with Abbott Laboratories relating to use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company was $4.5 million, which consisted of $3.5 million prepaid and $1 million due upon the first year anniversary of the agreement. These amounts, which represent license fees and royalty prepayments, have been recorded as unearned revenue as of July 31, 2000. The license fees are non-refundable and will be recognized as revenue on a modified straight-line basis over the twenty-five year term of the agreement. The royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. Martek now has license agreements with manufacturers making approximately 85% of U.S. and 60% of worldwide infant formula. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, management is unable to accurately predict when such events will occur.

Four of Martek's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with the Company's oils in over 60 countries for term or pre-term infant formula products. Martek and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating the Company's oils for inclusion in U.S. infant formula. Additionally, during February 2000, Martek filed a Generally Recognized As Safe ("GRAS") Notification with the FDA for the use of its DHA and ARA in infant formula. Management believes that the data establish that its sources of ARA and DHA are GRAS when used in infant formula. Management also believes that the FDA review of the GRAS notification will have a favorable outcome. In the event that the FDA review results in a favorable outcome, each licensee will still need to obtain a separate FDA authorization before marketing an infant formula with the Company's sources of DHA and ARA in the U.S. Management believes that this regulatory process will take a minimum of three to six additional months. There can be no assurance that the FDA will have a favorable review of the GRAS notification, that a licensee will pursue the regulatory authorization to market an infant formula containing Martek's DHA and ARA in the U.S., that the FDA will authorize the marketing of such an infant formula, or that the regulatory process will not involve significantly longer delays that may materially and adversely affect the timing and introduction of infant formula's containing Martek's products. Nevertheless, management anticipates that during the next twelve months, new infant formula products containing Martek's oils will continue to be introduced in various countries around the world and overall product sales, including sales from infant formula related products, will increase over the prior year.

Results of Operations - Comparison of Quarters and Nine Months Ended July 31, 2000 and 1999

Revenues for the quarter ended July 31, 2000 were $2,449,000, an 86% increase from revenues of $1,318,000 for the same period in 1999. Revenues for the nine-month period ended July 31, 2000 were $6,607,000, an increase of $2,237,000 or 51%, from the same period in 1999, primarily due to increased nutritional product sales. Total product sales during the quarter ended July 31, 2000 increased by $1,034,000 or 89% from the same period in 1999, and increased by $1,575,000 or 41% for the nine-month period ended July 31, 2000 from the same period in 1999. Sales of nutritional products increased by $1,181,000 or 174% for the quarter ended July 31, 2000 over the quarter ended July 31, 1999 and increased $1,829,000 or 87% for the nine-month period ended July 31, 2000 when compared to the same period in 1999. The majority of the increase in nutritional product sales is due to sales of oil to an infant formula licensee under an existing royalty agreement. A smaller portion of the increase, 19%, resulted from product sales to a licensee under an all-inclusive flat pricing arrangement. This contrasted to the Company's traditional sales to licensees where an initial transfer price is charged and a trailing royalty is received six to nine months later. The Company is in the process of offering all of its infant formula licensees an all-inclusive flat price for bulk oil, which would incorporate a slightly discounted royalty up-front into the sales price of the Company's oils. If the traditional transfer price had been billed for all bulk oil sales during the quarter ended July 31, 2000, total nutritional product sales would have been $228,000 lower, and would have increased only 141% compared to the quarter ended July 31, 1999.

Sales of products for drug discovery and diagnostics decreased 30% for the quarter ended July 31, 2000 and decreased by 15% for the nine months ended July 31, 2000, when compared to the same periods in 1999. These decreases are primarily due to a focus on higher margin isotope sales and a de-emphasis on the sale of low margin reagent products. Royalty revenues increased by 39% for the quarter ended July 31, 2000 compared to the same quarter in 1999 and 26% for the nine months ended July 31, 2000 compared to the first nine months of fiscal year 1999. Management anticipates that royalty revenues may decline in the future if Martek increases sales of bulk oil to infant formula licensees under all-inclusive pricing arrangements. Revenues from research and development work increased by $38,000 in the quarter ended July 31, 2000 when compared to the same quarter in 1999 and increased $560,000 for the nine months ended July 31, 2000 from the same period in 1999, mainly due to a third-party development project completed during the second and third quarters of 2000 at Martek's Winchester plant.

Cost of product sales increased to 91% of revenues from product sales for the quarter ended July 31, 2000, up from 73% for the same period in 1999. For the nine-month period ended July 31, 2000 cost of product sales increased to 83% of revenues from product sales, up from 76% for the nine-month period ended July 31, 1999. The majority of the increase for the quarter and the nine-month period ended July 31, 2000 relates to a significant increase in the sales of bulk oil to infant formula licensees under a royalty-bearing arrangement. Cost of sales will continue to fluctuate on a quarter-to-quarter basis based on the mix of sales, with lower margins experienced when the mix includes higher volumes of sales to infant formula manufacturers under Martek's existing royalty-bearing arrangements. Martek is in the process of offering all of its infant formula licensees an all-inclusive flat price for bulk oil, which would incorporate a slightly discounted royalty up-front into the sales price of the Company's oils. The overall economics of an all-inclusive price closely match those of Martek's existing royalty bearing arrangements, however, the all-inclusive flat price positively impacts the Company's margins at the time of initial sale. For those licensees who continue to purchase oil under a royalty arrangement rather than pay an all-inclusive initial price, a transfer price is paid to Martek for the oil at the time of purchase and a trailing royalty is earned at the time of the final product sale by the licensee. Under this arrangement, there is an approximate six to nine month delay after the initial sale of oil by Martek until royalties are received and recognized as revenue, creating a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized as revenue at the time of the product sale. For the quarter ended July 31, 2000, approximately two-thirds of Martek's oil sales to licensees were made under existing royalty agreements. Had all sales to licensees been made using all inclusive pricing, cost of product sales for the quarter would have been approximately 75% of revenues from product sales.

The high cost of sales incurred in 2000 reflects the cost of inventory when certain production efficiencies had not yet been realized due to the low volume of production and because the production process had not been optimized. Management believes that in the future, as sales volumes increase and manufacturing efficiencies are realized, the cost of production of nutritional oils products will decrease, resulting in a positive impact on gross profit margins.

Research and development costs increased by $188,000, or 7%, in the quarter ended July 31, 2000 as compared to the same period in 1999. For the nine-month period ended July 31, 2000, research and development costs increased $1,877,000 or 26% when compared to the same period in 1999. The majority of the increase for the quarter ended July 31, 2000 relates to the continued refinement of Martek's fermentation and oil extraction processes and other R&D efforts related to production of the Company's oils at the Winchester plant. Research and development costs for the nine-month period ending July 31, 2000 were impacted by expenses incurred relating to a third-party development project at the Company's Winchester Plant. Management believes that as sales volumes increase and production optimization occurs, development costs related to Martek's Winchester plant will decrease, reducing the Company's overall R&D expenditures.

Selling, general and administrative expenses increased by $218,000, or 14%, during the quarter ended July 31, 2000 and increased by $155,000 or 3%, in the nine months ended July 31, 2000 over the third quarter and nine months ended July 31, 1999, respectively. This increase in the quarter ended July 31, 2000 is mainly due to the timing of various corporate administration expenditures.

As a result of the foregoing, net loss for the quarter ended July 31, 2000 was $3,789,000, or $.21 per share, compared to a net loss of $3,620,000, or $.23 per share for the same period in 1999. Net loss for the nine months ended July 31, 2000, was $11,672,000 or $.68 per share, compared to a net loss of $10,864,000 or $.71 per share for the same period in 1999.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative financial instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. Adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations, cash flows, or the presentation of its disclosures.

Liquidity and Capital Resources

Martek has  financed  its  operations  primarily  from the  issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, Martek has raised approximately $125 million from public and private sales of its equity securities, as well as option and warrant exercises, including approximately $13.8 million from a private placement of stock in May, 1999 and $10.25 million in February, 2000 related to a 1998 funding commitment.

Through July 31, 2000, Martek has incurred an accumulated deficit of $85,569,000. Martek's balance of cash and cash equivalents at July 31, 2000 was $4,631,000. In addition, at July 31, 2000, Martek had $19,451,000 in short-term investments and marketable securities. These investments and securities, which consist of U.S. Government securities with average maturities of less than six months, are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities increased $7,724,000 during the first nine months of 2000, primarily due to the funds received from the private placement of Martek's common stock and warrants in February, 2000.

Martek will require substantial additional funds to continue its research and development programs, to conduct pre-clinical and clinical studies, to maintain compliance with its loan covenants, and to commercialize its nutritional oils, Neuromins(R) DHA, and its other products under development. The ultimate levels of funding required will depend, in part, on whether Martek seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of pre-clinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at Martek's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products Martek decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing Martek's products. The continued development and optimization of Martek's production facility has had, and will continue to have, a material effect upon the Company's liquidity and capital resources. Additional plant modifications costing at least $500,000 are expected in fiscal 2000. Plant expenditures beyond 2000 will depend in part on production capacity needs, and the extent of development and implementation of process improvements.

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

None

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

i.       Exhibit 27.01 Financial Data Schedule.

ii. Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b)      Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MARTEK BIOSCIENCES CORPORATION

                                                            (Registrant)






Date:  September 14, 2000                  /s/ Peter L. Buzy
       -------------------                --------------------------------------
                                          Peter L. Buzy,
                                          Chief Financial and Accounting Officer