Form 10-K405/A
period 1999-10-31
MARTEK BIOSCIENCES CORP
filed 2000-12-08
CIK 892025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 2
                                       TO

                                   FORM 10-K

                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                        COMMISSION FILE NUMBER: 0-22354
                            ------------------------

                         MARTEK BIOSCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of registrant is $161,449,892 (based upon a last sale price of $12.0625 per share of the Common Stock as reported on the NASDAQ National Market System on January 14, 2000). The number of shares of Common Stock outstanding as of January 14, 2000 was 16,517,364.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM I.  BUSINESS.

                                    OVERVIEW

     Martek Biosciences Corporation ("We", "Martek" or "the Company") is a leader in the development and commercialization of products derived from microalgae. Martek's leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. The Company's nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA, which many researchers believe may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Low levels of DHA in adults has also been linked to a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Martek has licensed its nutritional oils to six infant formula manufacturers, representing over 40% of the estimated $6 billion worldwide market for infant formula. Four of these licensees are marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula products containing the Company's oils in over 60 countries. Additional applications of the Company's patented technology based upon microalgae include currently marketed products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. Martek intends to continue to exploit the largely untapped commercial opportunities of microalgae. To that end, the Company maintains a library of more than 3,300 live microalgal species and a related database, which it believes are among the largest such resources available worldwide.

                                    PRODUCTS


     Nutritional Oils for Infant Formula, Dietary Supplementation and Other Applications. Using its patented technology based upon microalgae, Martek has developed nutritional oils which provide two fatty acids that are naturally present in breast milk but are not available in most infant formulas. We derive DHA from microalgae and ARA from fungi, using patented technologies. Studies published by others have indicated that DHA may play a vital role in the development and function of the brain and retina. Investigators at universities around the world and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cystic fibrosis, cancer, and various neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. We have recently begun sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we, as well as others, are conducting research regarding the impact of DHA supplementation on cystic fibrosis and certain visual and neurological disorders. Martek's blended oils containing DHA and ARA provide the closest available match, with regard to molecular form of these fatty acids, to the DHA and ARA in human milk when added to infant formula. In 1994, the Company received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, the Company received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 the Company received two additional U.S. patents covering its nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using Martek's method of producing DHA oil. The second patent clarifies that Martek's patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low eicosapentaenoic acid ("EPA") fish oils. Fish oil is a potential competitive source of DHA to Martek's algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating Martek's patents. Two U.S. patents were granted in 1997, one of which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998 a U.S. patent was issued protecting the Company's DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. The Company also has been awarded a number of foreign patents covering various aspects of its nutritional oils.


     Martek has entered into royalty-bearing license agreements to utilize its oils with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Royal Numico N.V. ("Numico", formerly Nutricia), Maabarot Products Ltd. ("Maabarot") and Novartis Nutrition S.A. ("Novartis"). The Company has one additional licensing agreement with an infant formula manufacturer and it has contractually agreed not to disclose the licensee's name. The undisclosed infant formula manufacturer has less than 3% of the world-wide market share and has not purchased products from the Company to date. Each of these royalty-bearing license agreements calls for the Company to provide to the licensees its nutritional oils at the transfer price and receive a royalty from the licensee upon the final sale of infant formula containing the oils. Licensees have the right to buy other sources of DHA and ARA oils provided royalty payments are still made to the Company upon the sale of the final infant formula product containing the oils. The license agreements have terms exceeding 20 years, contain no future funding commitments on the part of the Company or the licensees, and may be terminated by the licensee upon proper notification. Numico, Wyeth-Ayerst (a subsidiary of American Home Products), Maabarot, and Novartis are currently marketing term infant formula products containing Martek's oils in seven countries and pre-term infant formula products containing the Company's oils in over 60 countries worldwide. More than one company is marketing supplemented term infant formulas in Spain, Australia and New Zealand. The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $6 billion worldwide. Martek is actively pursuing licenses with other infant formula producers throughout the world to continue penetrating these markets. Martek anticipates that 100% penetration into the worldwide infant formula market could bring the Company in excess of $300 million in annual revenues. To date, products containing the Company's oils have penetrated less than 1% into the worldwide infant formula market. Market's sales to infant formula licencees was approximately $400,000 in 1997, $600,000 in 1998 and $1.1 million in 1999. In 1999, American Home Products, an infant formula licensee, accounted for approximately 15% of Martek's total product sales. No single company accounted for more than 10% of Martek's total product sales in 1998 or 1997.


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

     In 1999, Martek began selling bulk DHA oil and powder for additional applications, including inclusion in children's chewables and nutritional drinks and adult combination supplements which not only include Martek's DHA but other ingredients such as Gingko and St. Johns Wort. Martek is continuing to explore additional applications for DHA, including use in pharmaceuticals, functional foods and animal feeds. Martek's sales of nutritional oils for adult supplements and food additives totaled approximately $1 million in 1997 and $1.5 million in 1998 and 1999.

     Aquaculture. Larval fish, crustaceans (shrimp) and mollusks (oysters and clams), like humans, require certain dietary fats such as DHA and ARA for optimal growth and health. Recently, Martek has entered into joint activities with acquaculture research and production facilities to develop its AquaGrow(R) line of enrichment feeds for larval fish, crustaceans and mollusks. Because Martek's expertise is not in the aquaculture feed market, by entering into these joint activities, the Company has increased the possibility for successful penetration of its DHA and ARA products into this market. The Company has not yet received any revenues from the sales of products for aquaculture.

     Products for Drug Discovery. Using its fundamental understanding of microalgae, Martek has developed and markets a range of products and technologies for use in structure based drug discovery, molecular structure and metabolic research. The Company markets these products worldwide to many of the world's largest pharmaceutical companies and research institutions. These products aid researchers in expediting new drug discovery by enabling them to determine the 3-dimensional structure of certain molecules in solution and to study characteristics of the structure and its binding interaction with drugs. Martek also markets a proprietary cell growth medium, Celtone(R) M, which the Company believes will enable researchers, for the first time, to determine the 3-D structure of certain human proteins. The Company has entered into a royalty-bearing license agreement with Genetics Institute regarding the use of Celtone(R) M. U.S. patents were issued to Martek for its Celtone(R) M technology in 1995, 1997 and 1998. The Company is currently working on developing a proprietary protein labeling system which would, by using advanced nuclear magnetic resonance, or NMR, technology, enable researchers to determine the structure and movement of pharmaceutical target binding sites in significantly reduced time. This technology could greatly reduce the time needed to understand a given target/drug candidate interaction and thereby speed up the rejection of unsuitable compounds and reduce the overall time needed to develop new pharmaceuticals. Martek's sales of isotope products for drug discovery totaled approximately $1.7 million in 1997 and $2 million in 1998 and 1999.

     The Company has also developed and been issued a U.S. patent covering a proprietary library of small flexible probe molecules, the Reconnaissance Probe(TM) Library, which can be labeled with stable isotopes for use to specifically interrogate the binding sites of receptor molecules. If successful, such information could be critical for the screening of virtual chemical libraries, and could also be used to quickly eliminate false positive leads from libraries already screened. The Company has received less than $100,000 in revenues from this technology through October 31, 1999.

     Diagnostics. Martek identifies, isolates, and markets powerful fluorescent dyes (phycobiliproteins) from various algae for use in applications that require high sensitivity detection. Martek has also developed proprietary positions around large, intensely fluorescent forms of the phycobiliproteins (PBXL(TM)dyes) that provide extreme sensitivity with ease of use that is unmatched by other common dyes or detection systems. These dyes provide 100 times the sensitivity of common direct fluorescent dyes while retaining the simple detection possible with direct fluorescence. PBXL(TM) dyes are being developed for use in protein blot detection kits for instrumented systems and have potential for DNA and RNA blotting applications. In 1999, the PBXL(TM) dyes also showed potential utility in gene detection and drug discovery formats. The Company has exclusively in-licensed the rights to the PBXL(TM) technology based on a U.S. Patent issued in 1997 and several pending applications. The Company's CryptoFluor(TM) dyes have the advantage of smaller size compared to the standard phycobiliproteins, and provide additional colors for multi-color tests. In 1998, Martek began marketing some of its fluorescent detection products through partnerships with Intergen(R) Company and Kirkegaard and Perry Laboratories. In 1999, Martek began distributing the PBXL(TM) based products through Chemdex(R),an internet supplier of scientific products. Martek's sales of diagnostic products was less than $200,000 in 1997, 1998, and 1999.

     Algal Genomics. Microalgae are microplants and, as such, have many biochemical pathways and genes in common with higher plants. They offer the further advantage, however, of having the genetic material required for the production of certain compounds, DHA for example, that are not present in higher plants. Consequently, Martek believes that microalgae represent a valuable gene pool for modern agricultural biotechnology. Gene coding for enzymes in microalgal fatty acid biosynthesis have been identified, isolated and characterized by Martek scientists. Gene sequencing from several different and distinct algal species is also underway and many new genes have been identified from several different species.

     Martek has utilized its understanding of heterotrophic (without light)and autotrophic (with light) growth of microalgae, and its proprietary technology in microalgal transformation, to convert an otherwise photoautotrophic species of microalgae, into one capable of growing heterotrophically. Martek believes that this represents the first time such a transformation has ever been made. Martek's Trophic Conversion(TM) technology is the subject of several patent applications and opens the door to the commercial heterotrophic production (growth via fermentation) of algal species that could only be grown previously using a photobioreactor system. The favorable production economics associated with fermentation compared to those of the photobioreactor will allow the Company to pursue new algal products not previously believed to be economically feasible and potentially represents a means to commercially exploit a greater portion of the kingdom of microalgae.

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

     Martek's product development process involves the following primary steps:

          Identification of Appropriate Microalgae. Martek selects specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and the Company's proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. The Company currently maintains an increasing in-house collection of over 3,300 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is the Company's proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. The Company believes that its microalgal collection and associated database are among the largest such resources available in the world. Coupled with the Company's extensive microalgal expertise, these
---------------
Celtone(R) is a trademark of the Company registered with the U.S. Patent and Trademark Office.

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

                        PRODUCTS AND PRODUCT CANDIDATES

NUTRITIONAL PRODUCTS

     Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids, or PUFA's, that are important to human nutrition and health. Studies have indicated that a particular PUFA, DHA, may be associated with mental and visual development in infants and play a pivotal role in normal brain function throughout life. Investigators at universities around the world and at other research centers, such as The National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cystic fibrosis, cancer and various neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make addressing these problems. We have recently begun sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we, as well as others, are conducting research regarding the impact of DHA supplementation on cystic fibrosis and certain visual and neurological disorders. DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA from dietary precursors. Infants acquire DHA and ARA, an important structural lipid in human tissues, initially in utero during pregnancy, and then from their diet via their mother's milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in utero allotment. These fatty acids are naturally present in breast milk, but are not added to most infant formulas today.


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

        ". . . the weight of evidence clearly favors the view that exposure to breast-feeding is associated with small but detectable increases in childhood cognitive ability and educational achievement, with it being likely that these increases reflect the effects of long chain polyunsaturated fatty acid levels and, particularly, DHA levels on early neurodevelopment."

     In the November 12, 1994 edition of The Lancet, a scientific journal published in the UK, scientists concluded that "some components of breast-milk may have a beneficial effect on brain development. . .arachidonic acid [ARA]and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue." Preliminary data submitted to The Society of Pediatric Research in May 1994 and a separate study, presented in July 1995 at the Second International Congress of the International Society for the Study of Fatty Acids and Lipids, showed that low birth weight infants fed formula supplemented with Martek's nutritional oils have blood lipid levels of DHA and ARA comparable to those of breast-fed, low birth weight infants. In addition, the British Nutrition Foundation ("BNF"), the European Society for Pediatric Gastroenterology and the Expert Committee on Human Nutrition of the United Nations Food and Agriculture Organization ("FAO") and World Health Organization ("WHO"), have recommended that these fatty acids be included in pre-term infant formulas at levels found in human milk. The BNF and the FAO/WHO Committee have gone further to recommend that DHA and ARA also be included in formulas for term infants as well. Also, in addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized their importance in pregnancy and lactation. To address these markets, Martek introduced Neuromins(R) PL DHA dietary supplements for pregnant and lactating women.

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

     Martek believes that its nutritional oils and Neuromins(R)capsules have the following advantages over other currently available sources of DHA and ARA for use in infant formula, as food ingredients, or as nutritional supplements:

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

     Martek's drug discovery products and technologies include the following:

          Celtone(R) M -- The classical technique for determining the 3-D structures of proteins, X-ray crystallography, is limited in that certain of the most important protein targets (i.e., human proteins with sugar attached) frequently do not crystallize. Celtone M, Martek's isotopically labeled mammalian cell growth medium, has enabled determination of the 3-D structures of glycosylated human proteins through NMR. The Company believes Celtone M is a proprietary enabling technology, and, in many cases, the only way of making glycosylated mammalian proteins in stable isotope form. By unveiling the structures of these elusive and important proteins, the drug design process may be expedited against new targets U.S. patents were issued to the Company for the composition of matter and use of Celtone M in 1995, 1997 and 1998.

          Celtone(R) -- Martek's cell growth medium for bacteria and yeast, Celtone, has been on the market since 1990 and has been instrumental in determining the structure of a number of proteins. Celtone is available in any combination of deuterium, carbon-13 and nitrogen-15. In June 1994, a U.S. patent was issued to the Company for the composition of matter and method for producing its Celtone medium.

          Glucose -- Carbon-13-glucose is the most widely used reagent for isotopically labeling bacterial proteins. Glucose is available in combinations of deuterium and carbon-13.

          Nucleic Acids -- Martek sells isotopically labeled nucleic acid derivatives. These are available labeled with any combination of deuterium, carbon-13 and nitrogen-15 and are used to solve the structures of DNA and RNA, especially when bound to proteins.

          Fast-Track Technology -- Martek is currently working on developing a proprietary fast-track labeling system which would, by using advanced NMR technology, enable researchers to determine the structure and movement of pharmaceutical target binding sites in significantly reduced time. This technology could greatly reduce the time needed to understand a given target/drug candidate interaction and thereby speed up the rejection of unsuitable compounds and reduce the overall time needed to develop new pharmaceuticals.

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

     Martek's fluorescent products include the following:

     Phycobiliproteins -- Classical direct fluorescent detection dyes, which have been produced by Martek for several years and fill an existing market in immunodetection and flow cytometry. In 1999, the Company introduced its own brand of improved fluorescent dyes (XL-APC and SureLight-APC(TM)) to be used for time resolved fluorescence applications in the high throughput screening market.

     CryptoFluor(TM) dyes -- A product line of small molecular weight, yet high intensity phycobiliproteins isolated from an unusual group of microalgae. These dyes are capable of entering permeablilized cells and are used for internal detection of markers in cells which could be used for discovering diseases, and in flow cytometry and Fluorescence In Situ Hybridization (FISH). Different CryptoFluor(TM) dyes have different fluorescence emission wavelengths and, therefore, provide the possibility of multiplexing assays. They have also been used in fluorescence microscopy and fluorescence energy transfer applications.

     PBXL(TM) dyes -- A proprietary line of ultrasensitive dyes which provide a very large signal per binding event. The PBXL dyes have demonstrated an increased sensitivity compared to other direct detection dyes in all applications evaluated thus far. They provide sensitivity similar to enzymatically amplified or radioactive detection systems but with fewer steps, generating more rapid results at lower costs. These dyes have been used in immunodiagnostic detection, DNA arrays, flow cytometry, western blotting and other applications. In 1999, Martek began beta-testing PBXL-based Western blot detection kits and its proprietary XLExpress(TM) Rapid Labeling system which allows individual researchers to label their own molecules with the PBXL dye of their choice in a simple and convenient format.

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

                     COLLABORATIVE AND LICENSING AGREEMENTS


     Martek has entered into licensing agreements with six infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Numico, Maabarot and Novartis, that together comprise over 40% of the worldwide infant formula market. The Company has one additional licensing agreement with an infant formula manufacturer and it has contractually agreed not to disclose the licensee's name. The undisclosed infant formula manufacturer has less than 3% of the world-wide market share and has not purchased products from the Company to date. Under these agreements, Martek received up-front licensing fees and is entitled to royalties based on sales of infant formula containing its nutritional oils. These licensees are not required to include these oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include the oils in any or all of their product lines. Each of these royalty-bearing license agreements calls for the Company to provide to the licensees its nutritional oils at a transfer price and receive a royalty from the licensee upon the final sale of infant formula containing the oils. Licensees have the right to buy other sources of DHA and ARA oils provided royalty payments are still made to the Company upon the sale of the final infant formula product containing the oils. The license agreements have terms exceeding 20 years, contain no future funding commitments on the part of the Company or the licensees, and may be terminated by the licensee upon proper notification. Under the terms of these licensing agreements, the licensees are responsible for obtaining Food and Drug Administration ("FDA") and all other necessary regulatory approvals with respect to these nutritional oils. Under each of its current license agreements, Martek's licensees generally are obligated to indemnify Martek against product liability claims relating to its nutritional oils unless they are related to manufacturing impurities in the oils. In addition to compensation payable to the Company under these agreements, the Company expects to receive transfer payments to the extent it supplies nutritional oils to its licensees.


     The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $6 billion worldwide. Martek is actively pursuing licenses with other infant formula producers throughout the world to continue penetrating these markets. Martek anticipates that 100% penetration into the worldwide infant formula market could bring the Company in excess of $300 million in annual revenues. To date, products containing the Company's oils have penetrated less than 1% into the worldwide infant formula market. Martek's sales to infant formula licensees were approximately $400,000 in 1997, $600,000 in 1998 and $1.1 million in 1999. In 1999, American Home
Products, an infant formula licensee, accounted for approximately 15% of Martek's total product sales. No single company accounted for more than 10% of Martek's total product sales in 1998 or 1997.


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

     In 1993, Martek entered into an agreement with Columbia University pursuant to which Columbia University will try to determine the structure of the human chorionic gonadotropin, known as hCG, protein using Celtone(R) M. The hCG molecule affects fertility by controlling the attachment of the egg to the uterus. Martek and Columbia University will share any commercial proceeds resulting from their joint efforts. Martek's share of any such proceeds will be based upon the successful conclusion of certain events but will not be less than 75%. In May 1994, the Company initiated commercialization of Celtone(R) M through a license agreement with Genetics Institute under which Martek will receive royalties on sales of products resulting from Genetics Institute's work with Celtone(R) M. In October 1994, Martek entered into a collaboration with the University of St. Andrews in Scotland (which has now been assigned to Leeds University). This collaboration is dedicated to the development of NMR techniques for the study of large proteins and determining the 3-D structures of certain human proteins of pharmaceutical interest. Under this agreement, Leeds University will provide NMR facilities and expertise in large protein resolution. Martek will provide funding and pay royalties for certain proprietary products arising from this research.

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

     As a result of Martek's receiving Small Business Innovation Research grants, the U.S. Government will have certain rights (the "Government Rights")in the technology developed with the funding. These rights include a non-exclusive, paid-up, worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant licenses which may be exclusive under any of such inventions to a third-party if the government determines that (i) adequate steps have not been taken to commercialize such inventions, (ii) such action is necessary to meet public health or safety needs, or (iii) such action is necessary to meet requirements for public use under federal regulations. The government also has the right to take title to a subject invention if the Company fails to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which the Company fails to file a patent application within specified time limits. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. In addition, the Company's licenses from third parties may also relate to technology developed with federal funding and therefore may also be subject to Government Rights.

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

                               SOURCES OF SUPPLY

     Martek's raw material suppliers for production of nutritional oils include major chemical companies and food ingredient suppliers. We have identified several sources for each of our major ingredients and have never had problems obtaining adequate quantities of any of these materials. Crude ARA oil is provided to the Company by DSM Food Specialties, a third-party processor. DSM, through a fermentation process, produces a fungal biomass rich in ARA oil, which is then sent to a sub-contractor for extraction of the oil. After extraction, the crude ARA oil is sent to our Winchester, Kentucky production facility for final processing. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers' demands. In this case, we would either have to manufacture the ARA containing oil at our plant, which would reduce our DHA containing oil production capacity, or enter into other third party manufacturer supply agreements. Although we feel that DSM can fill the Company's ARA needs for at least the next several years, there is no guarantee the DSM will be able to adequately supply all of the Company's ARA needs in the long-term. Additional capacity may need to be obtained, either within DSM or at another facility.

     For us to produce many of our products for drug discovery, we require carbon-13 gas. The market supply of carbon-13 gas is very limited, and several of the large suppliers of this gas also compete with us in the sale of carbon-13 labeled isotope products. In an effort to alleviate these problems, we have focused recent efforts on producing more refined products that have higher market values and do not require as much carbon-13 gas consumption to produce. Additionally, we have limited the manufacturing and selling of less refined products with lower market values that utilize high levels of carbon-13 gas.

     Our aquaculture technology currently relies on our DHA biomass and by-products from our oil extraction process as raw material ingredients. Our DHA biomass is also utilized as a starting product for creation of our DHA-rich nutritional oils for all of our other nutritional product sales. Thus, the supply of DHA biomass for aquaculture may be limited by the needs for this material for our other nutritional products. The by-products from our oil extraction process may also be limited by future changes in our processing which may alter or limit the amount of by-product produced. We are currently working on ways to re-formulate our aquacultural products to limit some of these potential future risks.

                            RESEARCH AND DEVELOPMENT

     Research and development expenses, including contract-related costs, were $11,051,000 in 1997, $9,787,000 in 1998, and $10,309,000 in 1999.
Contract-related research and development costs included in these amounts were $509,000 in 1997, $446,000 in 1998, and $464,000 in 1999. Consistent with the
Company's plans, nutritional oils development costs accounted for over 75% of all research and development costs, as a result of the Company's continued development efforts to refine its production process and lower its DHA production cost. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large scale fermentation and oil extraction processes.

                              SALES AND MARKETING

     The Company currently markets its products both directly to end users and through distributors. The Company markets its nutritional oils for use in infant formula directly to infant formula manufacturers. The Company markets its Neuromins(R) DHA dietary supplements primarily through distributors and directly to end users through its toll free number (1-800-662-6339). Martek has entered into agreements with Natrol, Inc., and Leiner Health Products for the packaging and distribution of Neuromins(R) to mass market retail outlets, and with Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals, and Nature's Way for the packaging and distribution of its Neuromins(R) DHA capsules to the natural foods markets. Neuromins(R) DHA is currently being marketed in over 10,000 retail stores nationwide, including Safeway, Vitamin World and General Nutrition Center (GNC) stores. Neuromins(R)DHA is also marketed through several mail order distributors. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide. Martek has continued its own DHA awareness campaign in an effort to support the marketing efforts of its infant formula licensees and capsule distributors. This campaign will continue and could intensify in 2000. There can be no assurance that the Company will be able to successfully market these nutritional oils products for use in infant formula or as dietary supplements.

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

     There may be other competitive sources of DHA and ARA of which Martek is not aware. The fact that many of the Company's mentioned above are larger, more experienced and better capitalized than Martek raises the significant risk that these companies may be able to use their resources to develop cheaper sources of DHA and ARA in the future than Martek's current technology permits.

     Sales of certain of the Company's isotope products for drug discovery, especially the Company's carbon-13 labeled glucose (a non-proprietary product), are the subject of intense competition. Martek's primary competitors for carbon-13 glucose are Isotec, Inc. and Cambridge Isotope Labs, companies that are also manufacturers of carbon-13, a primary raw material in the production of carbon-13 glucose. In an effort to compete better with these companies in the reagents market, Martek has focused recent efforts on producing new, carbon-13 labeled media that have demonstrated better performance and competitive pricing with carbon-13 labeled glucose. The Company expects that competition in the carbon-13 glucose market will continue to remain strong in 2000, and as a result, may limit the manufacturing and selling of these products in favor of new, higher performance media.

     In the area of diagnostics for drug discovery, the Company's major competitors consist of life science reagent suppliers such as Amersham Pharmacia, Molecular Probes, Prozyme and Cyanotech.

     The Company's products for drug discovery compete primarily on the basis of product performance, proprietary position and price, and Martek expects those products approved for sale to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and proprietary position.

     The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

                  PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     The Company's success is dependent in part on its ability to obtain patent protection for its products, maintain trade secret protection and operate without infringing the proprietary rights of others. The Company's policy is to protect aggressively its proprietary technology through patents, where appropriate, and through trade secrets in other cases. Additionally, the Company, in certain cases, relies on the licenses of patents and technology of third parties. The Company has obtained approximately 25 U.S. patents, covering various aspects of its technology, which will expire on various dates between 2007 and 2015. The Company has filed, and intends to file, applications for additional patents covering both products and processes as appropriate. There can be no assurance that any patent applications filed by, assigned to, or licensed to, the Company will be granted, that the Company will develop additional products that are patentable or that any patents issued to or licensed by the Company will provide the Company with any competitive advantages or adequate protection for inventions. Moreover, no assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated or circumvented by others.

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

     The executive officers and key employees of the Company are as follows:

           NAME              AGE                      POSITION
           ----              ---                      --------
Henry Linsert, Jr.           59    Chairman, Chief Executive Officer and Director
Richard J. Radmer, Ph.D.     57    President, Chief Scientific Officer and
                                   Director
Thomas C. Fisher             53    Senior Vice President, Operations
David J. Kyle, Ph.D.         46    Senior Vice President, Research and Development
Jerome C. Keller             57    Senior Vice President, Sales & Marketing
Steve Dubin                  46    Senior Vice President, Business Development,
                                   General Counsel and Secretary
Peter L. Buzy                40    Chief Financial Officer and Treasurer
Paul W. Behrens, Ph.D.       43    Director of Physiology
Jonathan Miles Brown, Ph.D.  44    Director, Stable Isotope Group
Paul J. Kelley               46    Vice President of Manufacturing

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

     Peter L. Buzy joined Martek in March 1998 as Chief Financial Officer. Prior to joining Martek, Mr. Buzy spent 13 years with the accounting and consulting firm of Ernst & Young LLP, most recently as an audit partner in the Northern Virginia High Technology/Life Sciences Practice. Mr. Buzy was a member of the Ernst & Young audit team servicing Martek from 1986 -- 1996, and as such has played a vital role in advising the Company on various technical accounting and finance related issues. Mr. Buzy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received his B.S. in accounting from Salisbury State University.

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

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA.

                         MARTEK BIOSCIENCES CORPORATION

                            SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           YEAR ENDED OCTOBER 31,
                                             ---------------------------------------------------
                                               1999       1998       1997       1996      1995
                                             --------   --------   --------   --------   -------
STATEMENTS OF OPERATIONS DATA
Revenues
  Product sales............................  $  5,350   $  4,850   $  3,566   $    933    $1,262
  License fees and other revenues..........         6      1,165        293      2,244       270
  Royalties................................       394        391         28         11         5
  Research and development contracts and
     grants................................       383        484        530        769       662
                                             --------   --------   --------   --------   -------
          Total revenues...................     6,133      6,890      4,417      3,957     2,199
Costs and expenses
  Cost of product sales....................     4,209      3,856      2,697        539       652
  Research and development.................    10,309      9,787     11,051     10,294     7,720
  Selling, general and administrative......     6,822      7,360      7,415      4,134     3,219
                                             --------   --------   --------   --------   -------
          Total costs and expenses.........    21,340     21,003     21,163     14,967    11,591
                                             --------   --------   --------   --------   -------
  Loss from operations.....................   (15,207)   (14,113)   (16,746)   (11,010)  (9,392)
  Other income, net........................       359        652      1,349      2,096       583
                                             --------   --------   --------   --------   -------
  Net loss.................................  $(14,848)  $(13,461)  $(15,397)  $ (8,914)  $(8,809)
                                             ========   ========   ========   ========   =======
  Net loss per share, basic and diluted....  $   (.95)  $   (.94)  $  (1.14)  $   (.67)   $(.94)
                                             ========   ========   ========   ========   =======
  Weighted average common shares
     outstanding...........................    15,581     14,330     13,559     13,281     9,412
                                             ========   ========   ========   ========   =======

                                                                   OCTOBER 31,
                                                 -----------------------------------------------
                                                  1999      1998      1997      1996      1995
                                                 -------   -------   -------   -------   -------
BALANCE SHEET AND OTHER DATA
Cash, cash equivalents, short-term investments
  and marketable securities....................  $16,358   $17,645   $20,675   $39,392   $51,623
Working capital................................   20,202    21,000    21,990    35,306    49,681
          Total assets.........................   39,172    40,736    41,342    57,123    65,158
Long-term debt.................................      472     1,951     3,292     1,199     4,175
Accumulated deficit............................  (73,898)  (59,049)  (45,588)  (30,191)  (21,277)
          Total stockholders' equity...........   35,199    35,282    34,687    49,416    57,346
Cash dividends declared--common stock..........       --        --        --        --        --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning the Company's business and operations, including, among other things, statements concerning: (1) expectations regarding future revenue growth, product introductions, distribution, sales, applications and potential marketing partnerships; (2) expectations regarding sales and royalties by and from formula licensees; (3) expectations regarding FDA approval of the Company's oils for inclusion in U.S. infant formula; (4) expectations regarding future efficiencies in manufacturing processes and the cost of production of the Company's nutritional oils; (5) expectations regarding future research and development costs; (6) Year 2000 business risks; and (7) expectations regarding additional capital expenditures needed in relation to fermentation and oil processing activities. Forward-looking statements include those statements containing such words as "will," "should," "could," "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Such statements involve risks and uncertainties and actual results may differ materially due to a variety of risk factors set forth from time to time in the Company's filings with the Securities and Exchange Commission.

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

     Martek has incurred losses in each year since its inception. At October 31, 1999, the Company's accumulated deficit was $73,898,000. The Company expects to continue its development, production optimization and product marketing activities and, as a result, expects losses to continue for at least the next year, or until significant sales of its nutritional oils and Neuromins(R) DHA products occur and/or until significant royalties from sales of infant formula products containing its oils are recognized. In addition, the Company expects to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. Because the extent and timing of future oils-related revenues are largely dependent upon the Company's licensees and/or other future third-party collaborators, the timing or likelihood of future profitability is largely dependent on factors over which the Company has no control.

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

     Four of the Company's infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with Martek's oils in over 60 countries for term or pre-term infant formula products, including, most recently, approval by the French Scientific Committee for Foods for pre-term and term infant formula. The Company and its licensees are in the process of responding to certain questions raised by the FDA in connection with evaluating Martek's oils for inclusion in U.S. infant formula. While Management believes that FDA approval should ultimately be obtained, it is Management's belief that this process will take a minimum of six to twelve additional months. There is also no assurance that the Company and its licensees will be able to adequately respond to the FDA's questions, that the licensees will continue to press forward, that clearances will, in fact, be granted, that the process will not involve significant delays that may materially and adversely affect the timing and extent of potential future introductions of the Company's products in the U.S., or that once, and if, approval is obtained, a licensee will actually market a U.S. infant formula product containing the Company's oils. Nevertheless, Management anticipates that during the next twelve months, new infant formula products containing Martek's oils will continue to be introduced around the world and overall product sales, including sales from infant formula related products, will increase over the prior year.

RESULTS OF OPERATIONS

     Revenues Revenues increased from $4,417,000 in 1997 to $6,890,000 in 1998, an increase of 56%, mainly as a result of a $1,284,000 increase in product sales in 1998 over 1997, coupled with an increase in license fees and related revenues of $872,000, which was primarily due to the recognition of a $1,125,000 licensing fee associated with a pre-1998 arrangement. Revenues in 1999 decreased to $6,133,000, or 11%, mainly due to the non-recurrence of the $1,125,000 license fee recognized in 1998.

     Nutritional product sales increased $963,000 in 1998 over 1997 and an additional $381,000 in 1999 over 1998. The increase of 54% in 1998 and 14% in 1999 was the result of the expanded market penetration of infant formula products, including term introductions, containing the Company's oils, as well as expanded distribution of Neuromins(R) into mainstream markets.

     The expansion of infant formula containing Martek's oils has grown steadily in the last several years, and these products are now in over 60 countries worldwide. The resulting growth in product sales has been less dramatic, however, as many of these introductions have been pre-term infant formula products for low birth weight infants. While pre-term product introductions are important because they show the commitment by the Company's licensees to obtain regulatory approval and also show acceptance in the health care community for these products, these introductions usually generate minimal revenues due to the small markets for low birth weight infant formula products. However, to date, two of Martek's licensees have introduced specialty infant formula products containing Martek's oils for full-term infants in a total of seven countries. These products have much greater revenue generating potential, and Management is optimistic that as market acceptance of these products grows, corresponding revenues will grow as more term infant formula launches will occur in additional countries around the world. Revenues from sales of products to infant formula manufacturers under existing license agreements totaled approximately $400,000 in 1997, $600,000 in 1998, and $1.1 million in 1999. 1999 revenues represented less than 1% penetration into the total world-wide infant formula market.

     Stable isotope and other product sales increased $321,000 in 1998, or 18%, as a result of increased sales and marketing efforts, and increased an additional $119,000, or 6%, in 1999, primarily the result of increased sales of high-value products including the Company's fluorescent detection products, offset somewhat by competition in the reagents market. This competition may continue and negatively impact stable isotope sales in fiscal 2000.

     Royalty revenues increased by $363,000, or thirteen-fold, in 1998 and increased an additional $3,000, or 1%, in 1999, due to the increased volume of infant formula sales by licensees. Although royalty revenues may continue to fluctuate based on the timing of sales to licensees, Management anticipates that royalty revenues will grow at a more rapid rate in fiscal 2000 as sales of nutritional oils to licensees grows. Contract and grant revenues decreased by $46,000 in 1998 and further decreased by $101,000 in 1999 due to fewer grants outstanding under which the Company is receiving funding. Management expects to continue its efforts to secure research and development contracts and grants. The timing and ultimate success of these efforts cannot be predicted.

     Cost Of Product Sales Cost of product sales increased from 76% in 1997 to 80% in 1998, and decreased to 79% in 1999. These fluctuations resulted primarily from a change in the mix of product sales. Cost of product sales will increase when the mix includes higher volumes of sales to infant formula licensees, or bulk oil sales for encapsulation by others or for use as food ingredients. Infant formula royalties may ultimately comprise up to half of revenues from oil sold for such purposes. Since royalty revenues are not included in product sales, this creates a significantly higher cost of goods sold as a percentage of revenues than would be the case if royalties were incorporated into the product price and recognized at the same time as the product sale. In addition, oil production cost has remained high due to the current low volume of production and because of ongoing process optimization. As sales volumes increase, and manufacturing efficiencies and optimization occurs, Management believes that the cost of production will decrease. Management believes that significant optimization efforts will be required for at least the next year to realize these increases in efficiency.

     Cost of sales has also been impacted by certain price reductions brought about by competition, primarily in the Company's low-end stable isotope drug discovery products.

     The Company offset these price reductions in part by sales of high-end proprietary products in late 1998 and 1999. Management believes that, in the future, sales of the Company's stable isotope drug discovery products can be increased at the same time that production costs can be decreased by allocating expensive raw materials over a range of new, high-value products, but the ultimate impact of these efforts on cost of sales cannot be reasonably predicted at this time.

     Research And Development Research and Development expenses, including contract-related costs, decreased from $11,051,000 in 1997 to $9,787,000 in 1998, a decrease of 11%, and increased to $10,309,000 in 1999, an increase of 5% compared to 1998. Contract-related research and development costs included in these amounts were $509,000 in 1997, $446,000 in 1998, and $464,000 in 1999.
Consistent with the Company's plans, nutritional oils development costs accounted for over 75% of all research and development costs, as a result of the Company's continued development efforts to refine its production process and lower its DHA production cost. Research and development costs may increase in the future as the Company evaluates new technologies and continues efforts to optimize the efficiency of its large scale fermentation and oil extraction processes.

     Selling, General And Administrative Selling, general and administrative costs decreased from $7,415,000 in 1997 to $7,360,000 in 1998, a decrease of 1%, and decreased to $6,822,000 in 1999, a decrease of 7% from 1998. These costs decreased primarily due to lower marketing expenses due to the timing of various advertising and promotional campaigns for the Company's products. These costs may increase in the future as the Company expands the sales and marketing efforts related to its products.

     Other Income, Net Other income decreased from $1,349,000 in 1997 to $652,000 in 1998, and to $359,000 in 1999, primarily due to a lower amount of interest earned on the investment of funds as these funds are used to support Company operations.

     Net Loss As a result of the above, net losses decreased from $15,397,000 in 1997 to $13,461,000 in 1998, a decrease of 13%, and increased to $14,848,000 in 1999, an increase of 10% compared to 1998.

     Recent Accounting Pronouncements In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. This Statement is effective for the annual reporting of companies with fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 has had no impact on the reporting of the Company, as the Company has no significant items related to comprehensive income. The FASB also recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. This Statement is effective for the annual reporting of companies with fiscal years beginning after December 15, 1997. Adoption of this standard has had no significant impact on the Company's financial position, results of operations, cash flows, or the presentation of its disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Transactions," which require companies to recognize all derivative financial instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Adoption of this standard is not expected to have a significant impact on the Company's financial position, results of operations, cash flows, or the presentation of its disclosures.

     In December 1999, the Staff of the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements, including recognition of non-refundable license fees received upon entering into licensing arrangements. The Company is currently in the process of assessing the impact of adopting SAB 101 on its revenue recognition policies and on prior revenue generating transactions. The Company currently anticipates that adoption of SAB 101 would not have had a material impact on prior revenue transactions and will not have a material impact on future financial position, cash flows or results of operations.

     Impact Of Year 2000 The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Management believes that the business risk associated with these internal information systems is minimal and has completed its Year 2000 compliance implementation work on them. The Company is also evaluating its non-information technology systems, including the various equipment in operation at the oil production facilities in Winchester, Kentucky. Management has completed this evaluation and subsequent implementation, and believes that the business risk associated with this equipment is minimal. Management believes that its compliance work on the Company's information and non-information technology systems is completed; however, if significant, new, non-compliance issues are identified, the process may be delayed and the Company's operations and financial condition may be materially adversely affected.

     Additionally, Martek's third party relationships are being reviewed to assess their Year 2000 status and potential impact on the Company. Where potential business risk has been identified, additional information has been requested from certain third parties to obtain assurance that they are Year 2000 compliant. To date, the Company's third party suppliers have represented that they are Year 2000 compliant or are in the process of becoming compliant by December 31, 1999. Although Management has identified multiple suppliers for most of the goods and services purchased from third parties, there can be no guaranty that the failure of any individual supplier to adequately address the Year 2000 issue for the products or services that they provide to the Company will not have a material adverse impact on the Company's operations and financial results.

     Management believes that the worst possible problem that could arise from a Year 2000 computer failure would be a loss of power at its Kentucky plant. This could result in production downtime and the potential loss of inventory. Contingency plans, including the transport of any product subject to temperature spoilage to an outside facility, have been made to reduce the impact on the Company from such a failure. As such, we believe that the disruption from such an event could be rectified in a maximum of five business days, and cause total losses to the Company of less than $100,000.

     Through October 31, 1999, the Company has incurred less than $100,000 in costs associated with Year 2000 issues. Approximately 50% of these costs have been related to system analysis work and 50% related to software and hardware upgrades. These efforts have had minimal impact on other information technology projects that are in process.

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

     Liquidity And Capital Resources Martek has financed its operations primarily from the issuance and sale of equity securities, debt financing, revenues received under research and development contracts and grants, product sales and receipt of license fees. Since its inception, the Company has raised approximately $107 million from public and private sales of its equity securities, as well as option and warrant exercises. Recent fundraising efforts include approximately $10.25 million raised from a private placement of stock in 1998 and $13.8 million from a private placement in May, 1999. The 1998 private placement investors also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants at the discretion of the Company, subject to certain conditions, which include the stock price being within twenty percent of the 1998 initial issuance price of $15.63.

     Through October 31, 1999, Martek has incurred an accumulated deficit of $73,898,000. The Company's balance of cash, cash equivalents, short-term investments and marketable securities at October 31, 1999 was $16,358,000. The investments and securities consist of U.S. government securities and are available to meet the future cash needs of the Company. Cash, cash equivalents, short-term investments and marketable securities decreased $1,287,000 in 1999, primarily due to the Company's continued operating losses, partially offset by the additional funds raised in the private placement of common stock which closed in May, 1999 (see Note 9 of Notes to the Financial Statements).

     Capital expenditures of $697,000 were made in 1999, a significant portion of which represents upgrades to the Company's fermentation and oil processing facilities in Winchester, Kentucky. Management expects additional capital expenditures of at least $1,000,000 in 2000 as fermentation and oil processing activities increase and production optimization efforts continue. On June 20, 1996, the Company entered into an equipment line of credit in the amount of $2,000,000 to finance a portion of the construction of the oil processing facility at its Winchester, Kentucky plant. Draws on the line of credit as of June 20, 1996 converted to a four-year term loan bearing interest at the rate of 9.02%. As of October 31, 1999, the Company had $413,000 outstanding under this loan. On March 21, 1997 the Company entered into a four-year term loan in the amount of $4,000,000 to refinance notes payable related to the Company's 1995 purchase of its fermentation facility (see Note 6 of Notes to the Financial Statements). The term loan bears interest at the rate of 8.61% and, as of October 31, 1999, the outstanding balance was $1,538,000. The Company was in compliance with all of the covenants related to these loans at October 31, 1999, including a covenant requiring a minimum cash balance of at least $12,000,000.

     Martek will require substantial additional funds in the future to continue its research and development programs, to conduct preclinical and clinical studies to maintain compliance with its loan covenants, and to commercialize its nutritional oils, Neuromins(R), and its other products under development. The ultimate levels of funding required will depend, in part, on whether the Company seeks independently, or with other parties through collaborative agreements, to develop, manufacture and market its products. The capital requirements of Martek will also depend, among other things, on one or more of the following factors: growth in the Company's infant formula and nutritional product sales; the extent and progress of its research and development programs; the progress of preclinical and clinical studies; the time and costs of obtaining regulatory clearances for those products subject to such clearances; the costs involved in filing, protecting and enforcing patent claims; competing technological and market developments; the cost of capital expenditures at the Company's manufacturing facilities; the cost of acquiring additional and/or operating existing manufacturing facilities for its various products and potential products (depending on which products the Company decides to manufacture and continues to manufacture itself); and the costs of marketing and commercializing the Company's products. The continued development and optimization of the Company's production facility has had, and will continue to have, a material effect upon Martek's liquidity and capital resources. Additional plant modifications costing at least $1,000,000 are expected in fiscal 2000. Expenditures beyond fiscal 2000 will depend, in part, on production capacity needs, and the extent of development and implementation of process improvements.

     Management believes that its existing capital resources, consisting primarily of cash, short-term investments and marketable securities, will provide adequate capital for at least the next 12 months. However, Management believes that additional funds will be needed in the longer term to continue the Company's research and development, manufacturing and marketing efforts. Management intends to seek additional funding through commercial and government research and development contracts and grants, product sales and license fee arrangements, asset-based borrowing, equity issuances, additional lease financing and/or collaborative arrangements with partners if such methods are available to the Company and on favorable terms. There can be no assurance that such funds will be available to the Company on acceptable terms, if at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 1999 Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth in Item 14 are incorporated by reference into
Part II of this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     The following Financial Statements of the Company and Report of Independent Auditors are incorporated into Item 8 of this Report:

                         MARTEK BIOSCIENCES CORPORATION

                                 BALANCE SHEETS

                                                                      OCTOBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $  1,180,098   $  4,497,879
  Short-term investments and marketable securities (Note
     3).....................................................    15,178,152     13,146,950
  Accounts receivable.......................................     1,646,148      1,336,268
  Inventories (Notes 2 and 4)...............................     5,216,265      5,001,990
  Other current assets......................................       482,772        519,373
                                                              ------------   ------------
          Total current assets..............................    23,703,435     24,502,460
Property, plant and equipment, net (Notes 2 and 5)..........    15,468,836     16,233,049
                                                              ------------   ------------
                                                              $ 39,172,271   $ 40,735,509
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $    693,464   $    595,644
  Accrued liabilities.......................................     1,328,950      1,565,952
  Current portion of notes payable (Note 6).................     1,479,333      1,340,919
                                                              ------------   ------------
          Total current liabilities.........................     3,501,747      3,502,515
Long-term portion of notes payable (Note 6).................       471,907      1,951,240
Commitments (Note 7)
Stockholders' equity (Note 9)
  Preferred stock, $.01 par value; 4,700,000 shares
     authorized; none issued or outstanding.................            --             --
  Series A junior participating preferred stock, $.01 par
     value; 300,000 shares authorized; none issued or
     outstanding............................................            --             --
  Common stock, $.10 par value; 30,000,000 shares
     authorized; 16,492,229 and 14,879,434 shares issued and
     outstanding at October 31, 1999 and 1998,
     respectively...........................................     1,649,223      1,487,943
  Additional paid-in capital................................   107,446,950     92,843,259
  Accumulated deficit.......................................   (73,897,556)   (59,049,448)
                                                              ------------   ------------
          Total stockholders' equity........................    35,198,617     35,281,754
                                                              ------------   ------------
                                                              $ 39,172,271   $ 40,735,509
                                                              ============   ============

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED OCTOBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
REVENUES (NOTES 2 AND 8)
  Product sales:
     Nutritional product sales.....................  $  3,143,512   $  2,762,844   $  1,799,839
     Stable isotope and other product sales........     2,206,133      2,086,791      1,766,148
                                                     ------------   ------------   ------------
          Total product sales......................     5,349,645      4,849,635      3,565,987
  License fees and other revenues..................         6,000      1,165,000        292,839
  Royalties........................................       394,003        391,215         28,475
  Research and development contracts and grants....       383,415        483,948        529,795
                                                     ------------   ------------   ------------
          Total revenues...........................     6,133,063      6,889,798      4,417,096
COSTS AND EXPENSES
  Cost of product sales............................     4,208,488      3,855,675      2,697,050
  Research and development.........................    10,309,452      9,786,829     11,050,574
  Selling, general and administrative..............     6,822,440      7,360,019      7,415,127
                                                     ------------   ------------   ------------
          Total costs and expenses.................    21,340,380     21,002,523     21,162,751
                                                     ------------   ------------   ------------
Loss from operations...............................   (15,207,317)   (14,112,725)   (16,745,655)
OTHER INCOME (EXPENSE)
  Miscellaneous income.............................       132,358         96,021         93,770
  Interest income..................................       806,238      1,076,587      1,682,785
  Interest expense.................................      (579,387)      (521,198)      (427,941)
                                                     ------------   ------------   ------------
                                                          359,209        651,410      1,348,614
                                                     ------------   ------------   ------------
Net loss...........................................  $(14,848,108)  $(13,461,315)  $(15,397,041)
                                                     ============   ============   ============
Net loss per share, basic and diluted (Note 2).....  $       (.95)  $       (.94)  $      (1.14)
                                                     ============   ============   ============
Weighted average common shares outstanding.........    15,580,791     14,329,825     13,559,419
                                                     ============   ============   ============

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   ADDITIONAL
                                    COMMON STOCK   COMMON STOCK     PAID-IN      ACCUMULATED
                                       SHARES         AMOUNT        CAPITAL        DEFICIT         TOTAL
                                    ------------   ------------   ------------   ------------   -----------
BALANCE AT OCTOBER 31, 1996......    13,392,250     $1,339,225    $ 78,268,418   $(30,191,092)  $49,416,551
  Exercise of stock options......       281,409         28,141         639,032             --       667,173
  Net loss.......................            --             --              --    (15,397,041)  (15,397,041)
                                     ----------     ----------    ------------   ------------   -----------
BALANCE AT OCTOBER 31, 1997......    13,673,659      1,367,366      78,907,450    (45,588,133)   34,686,683
  Issuance of common stock and
    warrants in private
    placement, net of issuance
    costs........................       655,563         65,556       9,944,000             --    10,009,556
  Exercise of stock options and
    warrants.....................       550,212         55,021       3,991,809             --     4,046,830
  Net loss.......................            --             --              --    (13,461,315)  (13,461,315)
                                     ----------     ----------    ------------   ------------   -----------
BALANCE AT OCTOBER 31, 1998......    14,879,434      1,487,943      92,843,259    (59,049,448)   35,281,754
  Issuance of common stock in
    private placement, net of
    issuance costs...............     1,528,935        152,894      13,592,001             --    13,744,895
  Exercise of stock options and
    other........................        83,860          8,386       1,011,690             --     1,020,076
  Net loss.......................            --             --              --    (14,848,108)  (14,848,108)
                                     ----------     ----------    ------------   ------------   -----------
BALANCE AT OCTOBER 31, 1999......    16,492,229     $1,649,223    $107,446,950   $(73,897,556)  $35,198,617
                                     ----------     ----------    ------------   ------------   -----------

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED OCTOBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
OPERATING ACTIVITIES
  Net loss.........................................  $(14,848,108)  $(13,461,315)  $(15,397,041)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization.................     1,461,159      1,368,789      1,201,179
     Other non-cash items..........................       348,600        174,300             --
     Changes in operating assets and liabilities:
       Accounts receivable.........................      (309,880)      (155,577)      (858,580)
       Inventories.................................      (214,275)    (2,096,538)    (1,064,324)
       Other current assets........................        36,601         71,733       (332,796)
       Accounts payable............................        97,820       (412,463)       366,188
       Accrued liabilities.........................      (237,002)       525,103       (453,952)
                                                     ------------   ------------   ------------
Net cash used in operating activities..............   (13,665,085)   (13,985,968)   (16,539,326)
INVESTING ACTIVITIES
  Change in short-term investments and marketable
     securities....................................    (2,031,202)     5,550,909     12,061,493
  Purchase of property, plant and equipment........      (696,946)    (1,612,406)    (1,881,369)
                                                     ------------   ------------   ------------
Net cash provided by (used in) investing
  activities.......................................    (2,728,148)     3,938,503     10,180,124
FINANCING ACTIVITIES
  Borrowings on notes payable......................            --             --      4,000,000
  Repayment of notes payable.......................    (1,340,919)    (1,313,769)    (4,964,258)
  Proceeds from the exercise of warrants and
     options.......................................       671,476      3,872,530        667,173
  Proceeds from the issuance of common stock and
     warrants in private placement.................    13,744,895     10,009,556             --
                                                     ------------   ------------   ------------
Net cash provided by (used in) financing
  activities.......................................    13,075,452     12,568,317       (297,085)
                                                     ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................    (3,317,781)     2,520,852     (6,656,287)
Cash and cash equivalents at beginning of year.....     4,497,879      1,977,027      8,633,314
                                                     ------------   ------------   ------------
Cash and cash equivalents at end of year...........  $  1,180,098   $  4,497,879   $  1,977,027
                                                     ============   ============   ============

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

     Martek Biosciences Corporation (the "Company") develops, manufactures and sells products primarily derived from microalgae. The Company is currently selling nutritional supplements for infant formula and other nutritional product applications, products for use in basic structural molecular research and structure-based drug design and diagnostic products. The Company is developing additional nutritional and diagnostic products as well as pharmaceutical discovery technologies. A portion of the Company's research and development efforts is performed under various contracts and grants. The Company sells to a broad range of companies and academic and research institutions worldwide.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Contracts and Grants A significant portion of contract and grant revenues are derived from Small Business Innovation Research ("SBIR") grants. SBIR grants are intended to aid small businesses in meeting federal research and development needs while stimulating technological innovation. In addition, such grants are used to increase private-sector commercialization of innovations derived from federal research and development.

     As a result of such funding, the U.S. government will have certain rights in the technology developed with the funding. These rights include a nonexclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines (1) adequate steps have not been taken to commercialize such inventions, (2) such action is necessary to meet public health or safety needs, or (3) such action is necessary to meet requirements for public use under federal regulations. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to substantially manufacture products using the invention in the United States.

     The Company's revenue from SBIR research and development contracts and grants amounted to $101,098 in 1999, $255,000 in 1998, and $333,000 in 1997.

     Costs for products, contracts and grants, and research and development are based on direct costs incurred plus an allocation of indirect costs, which include such items as utilities, insurance and administrative labor and supplies. Total allocated indirect costs for the years ended October 31, 1999, 1998 and 1997 were $154,459, $103,140 and $118,613, respectively. Estimated losses on contracts, if any, are recorded as they become known.

     Segment Information The Company currently operates in one business segment, that being the development and commercialization of novel products from microalgae. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

     Revenue Recognition Revenues on cost reimbursement and fixed price contracts are generally recognized on the percentage of completion method of accounting as costs are incurred. Revenue is recognized on product sales when goods are shipped. Revenue from licensing agreements is recognized generally over the

                         MARTEK BIOSCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) term of the agreement, or in certain circumstances, when milestones are met. Revenue recognized in the accompanying Statements of Operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

     Approximately 6% in 1999, 6% in 1998 and 12% in 1997 of the Company's total revenues were generated from U.S. government contracts, subcontracts, and SBIR grants.

     Concentration of Credit Risk and Significant Customers Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company's reserve for uncollectable accounts at October 31, 1999 and 1998 was not material. The Company grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company's customer base. However, the credit risk is reduced through the Company's efforts to monitor its exposure for credit losses and maintain allowances for anticipated losses. One customer accounted for approximately 15% of the Company's sales for the years ended October 31, 1999, 1998 and 1997.

     Research and Development Research and development costs are charged to operations as incurred and include contract and grant-related costs of $464,000 in 1999, $446,000 in 1998 and $509,000 in 1997.

     Advertising Costs All advertising costs are expensed when incurred. Advertising costs expensed for the years ended October 31, 1999, 1998 and 1997 approximated $1,650,000, $1,765,000 and $1,198,000, respectively.

     Income Taxes Net operating loss carryforwards differ for financial statement and income tax purposes due principally to revenue recognition methods used for income tax purposes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consists primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable and long-term debt, to approximate the fair value of the respective assets and liabilities at October 31, 1999.

     Stock-Based Compensation The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25, but will disclose the pro forma effects on net income (loss) as if the fair value of the options had been expensed. See Note 9 of Notes to Financial Statements for further information.

     Net Loss Per Share Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

     Inventories Inventories are stated at the lower of cost or market, reflect appropriate reserves for potential obsolete, slow-moving or otherwise impaired material, and include appropriate elements of material, labor and indirect costs and are valued using the average cost method. The Company analyzes both historical and projected sales volumes and, when needed, reserves for questionable inventory that is either obsolete, slow moving or impaired. Inventories include products and materials held for sale as well as products and materials

                         MARTEK BIOSCIENCES CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) that are also used in the Company's research and development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

     Property, Plant and Equipment Property, plant and equipment, including leasehold improvements, are stated at cost and depreciated or amortized using the straight-line method, based on useful lives which are twenty years for the Company's fermentation plant, fifteen years for the Company's oil processing plant, generally ten years for machinery and equipment, five years for furniture and fixtures, and the shorter of the useful life or the lease term for leasehold improvements.


     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not incurred any impairment expenses.


     Statements of Cash Flows Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at market value.

     Interest paid by the Company amounted to approximately $408,000 in 1999, $349,000 in 1998 and $689,000 in 1997. For the years ended October 31, 1999,
1998 and 1997 the Company paid no income taxes.

     Reclassification Certain amounts in the prior years' financial statements have been reclassified to conform to the 1999 presentation.

3.  SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

     The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification and have average maturities of approximately six months. The amount of unrealized holding gain (loss) on these available-for-sale securities was $12,005 and $(27,601) at October 31, 1998 and 1999, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. Available-for-sale securities consisted of U.S. government obligations totaling $15,178,152 and $13,146,950 for the years ended October 31, 1999 and 1998, respectively. At October 31, 1999 and 1998, the estimated fair value of these securities approximated cost.

4.  INVENTORIES

     Inventories consisted of the following:


                                                                    OCTOBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Finished products...........................................  $2,206,051   $1,406,053
Work in process.............................................   2,683,477    3,343,911
Raw materials...............................................     326,737      252,026
Inventory reserve...........................................    (237,000)    (400,000)
                                                              ----------   ----------
                                                              $5,216,265   $5,001,990
                                                              ==========   ==========

                         MARTEK BIOSCIENCES CORPORATION

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                                    OCTOBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Land.......................................................  $   149,860   $   149,860
Building and improvements..................................    1,742,123     1,742,123
Machinery and equipment....................................   18,847,913    18,220,885
Furniture and fixtures.....................................      734,360       664,442
Leasehold improvements.....................................      396,986       396,986
                                                             -----------   -----------
                                                              21,871,242    21,174,296
Less accumulated depreciation and amortization.............    6,402,406     4,941,247
                                                             -----------   -----------
                                                             $15,468,836   $16,233,049
                                                             ===========   ===========

     Depreciation expense amounted to $1,461,000, $1,369,000 and $1,201,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

6.  NOTES PAYABLE

     In March 1997, the Company entered into a four-year term loan in the amount of $4,000,000 to refinance the debt associated with the purchase of its fermentation facility located in Winchester, Kentucky. The term loan bears interest at a rate of 8.61% and, as of October 31, 1999, the outstanding balance was $1,538,000. The loan is collateralized solely by the fermentation plant.

     In June 1996, the Company entered into a four-year term loan in the amount of $1,540,000, bearing interest at the rate of 9.02% to finance a portion of the construction of its oil processing facility in Winchester, Kentucky. As of October 31, 1999 the outstanding balance was $413,000. This loan is collateralized by the equipment purchased with the proceeds.

     Future minimum payments on the Company's term loans at October 31, 1999 were as follows:

2000........................................................  $1,479,333
2001........................................................     471,907
                                                              ----------
                                                              $1,951,240
                                                              ==========

7.  COMMITMENTS

     Facilities Leases The Company leases its premises under an operating lease agreement which expires in November 2004. The terms of the lease call for annual rent escalations of 3%. The Company has an option to extend the lease for five additional years at 95% of the then prevailing fair rental value. Rent expense was approximately $371,577 in 1999, $329,000 in 1998 and $311,000 in 1997.
Future minimum lease payments

                         MARTEK BIOSCIENCES CORPORATION

7.  COMMITMENTS -- (CONTINUED)
under the lease, assuming the Company will not exercise any additional cancellation or expansion rights it has under the lease, at October 31, 1999, were as follows:

2000........................................................  $  403,000
2001........................................................     416,000
2002........................................................     429,000
2003........................................................     441,000
2004 and after..............................................     455,000
                                                              ----------
                                                              $2,144,000
                                                              ==========

     Scientific Research Collaborations The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Existing agreements have committed the Company to fund up to approximately $100,000 for such future development activities. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

     SBIR Grants The Company had commitments at October 31, 1999 to fund up to $1.5 million of Phase III SBIR technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

     Costs under U.S. government contracts are subject to audit by the appropriate U.S. government agency. Management believes that cost disallowances, if any, arising from audits of costs charged to government contracts through October 31, 1999, would not have a material effect on the financial statements.

     Loan Covenants The Company is required to meet certain covenants in relation to its outstanding term loans. These covenants, which outline minimum cash, current ratio and net worth requirements, have been met by the Company at October 31, 1999.

     Other  The Company was not a party to any material legal proceedings.

8.  LICENSE AGREEMENTS

     The Company has licensed certain technologies and recognized license fee revenue under various agreements. Potentially refundable license fees are recorded as unearned revenue and are not recognized as revenue until the earnings process is complete and amounts are not subject to refund. In 1998, the Company recognized a license fee of $1,125,000 associated with a pre-1998 arrangement. Certain agreements include royalty payments, which are based upon a percentage of product sales. Royalties in the amount of $394,000, $391,000 and $28,000 were earned in the years ended October 31, 1999, 1998 and 1997, respectively.

9.  CAPITAL ACCOUNTS

     Private Placement of Common Stock On April 27, 1998, 655,563 shares of the Company's common stock and warrants to purchase 196,670 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $10 million. The warrants are exercisable for a period of three years from the date of issuance at a price of $18.76. The investors have also agreed to a two-year funding commitment to provide up to an additional $10.25 million in financing in the form of common stock and warrants. This commitment, which expires on April 27, 2000, can be drawn upon at the discretion of the Company, subject to certain conditions, which includes the stock price being within twenty percent of the initial issuance price of $15.63. In consideration for the additional $10.25 million two-year funding commitment, the Company issued warrants to purchase up to 51,250 shares of common stock on April 27,

                         MARTEK BIOSCIENCES CORPORATION

9.  CAPITAL ACCOUNTS -- (CONTINUED)
1999 at $7.51 per share and is obligated to again issue warrants to purchase up to 51,250 shares of common stock at the end of year two if the Company does not utilize the additional funding by such date. The cost of approximately $350,000 associated with the additional warrants has been calculated using the Black-Scholes option pricing model and is included in interest expense for the year ended October 31, 1999. With the exception of the two year funding commitment, there were no future performance obligations on behalf of the Company or the investors in connection with the 1998 private placement.

     On May 28, 1999, 1,528,935 shares of the Company's common stock, and warrants to purchase 458,679 shares of common stock were issued in a private placement, resulting in net proceeds to the Company of approximately $13.7 million. The stock was issued at a thirty-day average trading price of $9.03 per share. The warrants are exercisable for a period of three years from date of issuance at $10.84 per share. There were no future performance obligations on behalf of the Company or the investors in connection with the 1999 private placement.

     Stock Option Plan Options to purchase common stock under the Company's stock option plan ("Option Plan") are granted at prices as determined by the Board of Directors, but shall not be less than the fair market value of the Company's common stock on the date of grant. The options are qualified and nonqualified and generally vest over a period of up to five years. The exercise dates and expiration of options (up to a maximum of ten years from the date of grant) are determined by the Company's Board of Directors.

     Details of shares under option were as follows:

                                                                               WEIGHTED
                                                  NUMBER OF      OPTION         AVERAGE
                                                   SHARES      PRICE/SHARE    PRICE/SHARE
                                                  ---------   -------------   -----------
BALANCE AT OCTOBER 31, 1996.....................  1,479,959    $1.50-$34.25     $11.08
Granted.........................................    586,900   $12.88-$25.00     $16.76
Exercised.......................................   (281,409)   $1.50-$18.00     $ 2.37
Forfeited.......................................    (28,170)   $8.00-$34.25     $16.01
                                                  ---------   -------------     ------
BALANCE AT OCTOBER 31, 1997.....................  1,757,280    $2.00-$34.25     $14.29
Granted.........................................    340,750    $8.63-$15.50     $13.07
Exercised.......................................   (195,785)   $2.00-$13.50     $ 2.78
Forfeited.......................................   (129,375)   $2.00-$34.25     $19.97
                                                  ---------   -------------     ------
BALANCE AT OCTOBER 31, 1998.....................  1,772,870    $8.00-$34.25     $14.90
Granted.........................................    859,450    $6.25-$9.625     $ 6.75
Exercised.......................................    (83,860)   $8.00-$9.875     $ 8.01
Forfeited.......................................   (380,400)   $6.25-$34.25     $ 9.60
                                                  ---------   -------------     ------
BALANCE AT OCTOBER 31, 1999.....................  2,168,060    $6.25-$34.25     $13.16

     At October 31, 1999, 1,099,400 options were exercisable at a weighted average exercise price of $14.99 per share, and a total of 596,500 shares of common stock were available for future grants under the Option Plan. The weighted average contractual life for all options outstanding under the Option Plan at October 31, 1999 was 7.9 years.

                         MARTEK BIOSCIENCES CORPORATION

9.  CAPITAL ACCOUNTS -- (CONTINUED)
     Detailed information on the options outstanding on October 31, 1999 by price range are set forth below:

                                          WEIGHTED
                              WEIGHTED     AVERAGE                   WEIGHTED
                              AVERAGE     REMAINING                  AVERAGE
                  OPTIONS     EXERCISE   CONTRACTUAL     SHARES      EXERCISE
 PRICE RANGE    OUTSTANDING    PRICE        LIFE       EXERCISABLE    PRICE
 -----------    -----------   --------   -----------   -----------   --------
$ 6.25-9.88      1,024,510     $ 7.20       8.74          360,260     $ 7.70
$10.25-14.44       581,350     $12.65       7.36          398,030     $12.44
$15.50-25.50       375,500     $18.72       7.42          200,690     $18.88
$32.88-34.25       186,700     $33.08       6.40          140,420     $33.04
                 ---------                              ---------
                 2,168,060                              1,099,400
                 =========                              =========

     Directors' Stock Option Plan In 1994, the Company established a Directors' Stock Option Plan ("Directors' Plan"). The Directors' Plan provided for the award of stock options to nonemployee directors. At October 31, 1999, 140,800 options were outstanding and no additional options were available for future grant under the Directors' Plan. The weighted average contractual life for all options outstanding under the Directors' Plan at October 31, 1999 was 6.8 years. No awards were made under the Director's Plan after 1998. During 1999, Directors of the Company received option grants under the Company's Option Plan.

     Pro Forma Disclosure The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of the grant. The effects of applying SFAS No. 123 on 1999 and 1998 pro forma net loss and per share calculations as stated below are not necessarily representative of effects on reported net income and earnings per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Had compensation expense for the Company's stock option incentive plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1999, 1998 and 1997 would have been approximately $18.9 million, $17.2 million and $17.7 million, or $1.22, $1.20 and $1.31 per share, respectively. The weighted average fair value of the options granted during 1999 is estimated at $5.91 per share for options whose exercise price equals fair market value on the date of the grant, using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 87.5%, risk-free interest rate of 5.5% and average expected life of approximately 7 years.

     Stockholder Rights Plan In January 1996, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights ("Rights") have been granted as a dividend at the rate of one Right for each share of the Company's common stock held of record at the close of business on February 7, 1996. Each Right provides the holder the opportunity to purchase 1/1000th of a share of Series A Junior Participating Preferred Stock under certain circumstances at a price of $150 per share of such preferred stock. All rights expire on February 7, 2006.

     At the time of adoption of the Rights Plan, the Rights were neither exercisable nor traded separately from the common stock. The Rights will be exercisable only if a person or group in the future becomes the beneficial owner of 20% or more of the common stock or announces a tender or exchange offer which would result in its ownership of 20% or more of the common stock. Ten days after a public announcement that a person or group has become the beneficial owner of 20% or more of the common stock, each holder of a Right, other than the acquiring person, would be entitled to purchase $300 worth of the common stock of the Company for each Right at the exercise price of $150 per Right, which would effectively enable such Right holders to purchase the common stock at one-half of the then current price.

                         MARTEK BIOSCIENCES CORPORATION

9.  CAPITAL ACCOUNTS -- (CONTINUED)
     If the Company is acquired in a merger, or 50% or more of the Company's assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase $300 worth of common stock of the acquiring company at the exercise price of $150 per Right, which would effectively enable such Right holders to purchase the acquiring company's common stock at one-half of the then current market price.

     At any time after a person or group of persons becomes the beneficial owner of 20% or more of the common stock, the Board of Directors, on behalf of all stockholders, may exchange one share of common stock for each Right, other than Rights held by the acquiring person.

     The Board of Directors may authorize the redemption of the Rights, at a redemption price of $.001 per Right, at any time until ten days (as such period may be extended or shortened by the Board) following the public announcement that a person or group of persons has acquired beneficial ownership of 20% or more of the outstanding common stock.

10.  INCOME TAXES

     At October 31, 1999, the Company had net operating loss carryforwards of approximately $88,272,000 for income tax reporting purposes that expire in years 2000 through 2019.

     Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%. The Company has had significant ownership changes over the past six years, including an initial public offering of its common stock in December 1993 and a follow-on offering of its stock in October 1995, which may have caused these limitations to apply. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax reporting. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $35,309,000 and $29,889,000 at October 31, 1999 and 1998,
respectively. Because of the uncertainty with the ultimate realization of these net deferred tax assets, they were fully reserved for by a valuation allowance at October 31, 1999 and 1998.

11.  EMPLOYEE 401(K) PLAN


     The Company maintains an employee 401(k) plan. The plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount between 1% and 15% of their total compensation to contribute to the plan, not to exceed the maximum allowable by Internal Revenue Service regulations. As of October 31, 1999, the Company had not contributed to the plan.

                         REPORT OF INDEPENDENT AUDITORS

                               BOARD OF DIRECTORS
                         MARTEK BIOSCIENCES CORPORATION

     We have audited the accompanying balance sheets of Martek Biosciences Corporation as of October 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martek Biosciences Corporation at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States.

McLean, Virginia
December 14, 1999

                                          /s/ Ernst & Young LLP

(a)(2) Financial Statement Schedules

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(a)(3) Exhibits

         3.01           Revised Restated Certificate of Incorporation of Registrant.
         3.02           Amendment to the Restated Certificate of Incorporation,
                        effective March 14, 1995 (filed as Exhibit 3.1 to the
                        Company's Registration Statement on Form S-3, File No.
                        33-89760, filed March 15, 1995, and incorporated by
                        reference herein).
         3.03           Certificate of Designation, Preferences and Rights of Series
                        A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354, filed January
                        29, 1996, and incorporated by reference herein).
         3.04           Amended By-Laws of Registrant.
         3.05           Amendment to By-Laws, effective March 14, 1995 (filed as
                        Exhibit 3.2 to the Company's Registration Statement on Form
                        S-3, File No. 33-89760, filed March 15, 1995, and
                        incorporated by reference herein).
         4.01           Specimen Stock Certificate for Common Stock.
         4.02           Common Stock and Warrant Purchase Agreements, dated May 19,
                        June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the
                        Company's Registration Statement on Form S-3, File No.
                        33-93580, filed June 16, 1995, and incorporated by reference herein).
         4.03           Warrant No. 1 issued pursuant to Common Stock and Warrant
                        Purchase Agreements and Schedule of Warrants (filed as
                        Exhibit 4.3 to the Company's Registration Statement on Form
                        S-3, File No. 33-93580, filed June 16, 1995, and
                        incorporated by reference herein).
         4.04           Form of Rights Agreement dated as of January 24, 1996
                        between the Company and Registrar and Transfer Company, as
                        Rights Agent (filed as Exhibit 1 to the Company's Form 8-K,
                        File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).
         4.05           Form of First Amendment to Rights Agreement between the
                        Company and Registrar and Transfer Company, as Rights Agent
                        (filed as Exhibit 99.1 to the Company's Form 8-K, File No.
                        0-22354, filed November 9, 1998 and incorporated by
                        reference herein).
        10.01           Form Indemnification Agreement for directors.
        10.02           1986 Stock Option Plan, as amended.
        10.03           1992 Registration Rights Agreement between the Company and
                        Preferred Stockholders.
        10.04           Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
        10.05           Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
        10.06           Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
        10.07           Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
        10.08           Form of Proprietary Information, Inventions and
                        Non-Solicitation Agreement.
        10.12           Collaborative Research and License Agreement, dated April
                        30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.
        10.13           Lease, commencement date October 15, 1992, between the
                        Company and Aetna Life Insurance Company, as modified on
                        August 5, 1993.
        10.14           License Agreement, dated September 10, 1992, between the
                        Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia
                        B.V.*
        10.14A          Exhibits to September 10, 1992 License Agreement between the
                        Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia
                        B.V.*
        10.15           License Agreement, dated October 28, 1992, between the
                        Company and Mead Johnson & Company.*
        10.15A          Exhibits to October 28, 1992 License Agreement between the
                        Company and Mead Johnson & Company.*

        10.16           License Agreement, dated January 28, 1993 between the
                        Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American
                        Home Products Corporation represented by its agent
                        Wyeth-Ayerst International (International Version).*
        10.16A          Exhibits to January 28, 1993 License Agreements between the
                        Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American
                        Home Products Corporation represented by its agent
                        Wyeth-Ayerst International (International Version).*
        10.17           Management Cash Bonus Incentive Plan, dated June 10, 1993.
        10.18           Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
        10.19           Letter of Intent, dated January 13, 1995, between the
                        Company and Golden Technologies Corporation (filed as
                        Exhibit 10.19 to the Company's 1994 Form 10-K, File No.
                        0-22354, and incorporated by reference herein).
        10.20           Second Lease Modification Agreement, dated September 27,
                        1994, between the Company and Aetna Life Insurance Company
                        (filed as Exhibit 10.20 to the Company's 1994 Form 10-K,
                        File No. 0-22354, and incorporated by reference herein).
        10.21           Purchase and Sale Agreement, dated February 16, 1995,
                        between the Company and Zeagan, Inc. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File
                        No. 33-89760, filed March 15, 1995, and incorporated by
                        reference herein).
        10.22           Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the
                        Company's Registration Statement on Form S-8, File No.
                        33-79222, filed May 23, 1994, and incorporated by reference herein).
        10.23           Manufacturing Agreement, dated December 31, 1996, between
                        the Company and DSM Food Specialties (formerly Royal
                        Gist-brocades B.V.)* (filed as Exhibit 10.23 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended October 31, 1996).
        10.24           Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company's Registration Statement on
                        Form S-8, File No. 333-27671, filed May 22, 1997, and
                        incorporated by reference herein).
        10.25           Third Amendment of Lease, dated August 1, 1997 between the
                        Company and M.O.R Columbia Limited Partnership (filed as
                        exhibit 10.25 to the Company's 1997 10-K, File No. 22354,
                        and incorporated by reference herein).
        10.26           Fourth Amendment of Lease, dated August 5, 1998 between the
                        Company and M.O.R Columbia Limited Partnership (filed as
                        exhibit 10.26 to the Company's 1998 Form 10-K, File No.
                        22354, and incorporated by reference herein).
        10.27           Employment Agreement, dated January 16, 1998, between the
                        Company and Peter L. Buzy (filed as exhibit 10.27 to the
                        Company's 1998 Form 10-K, File No. 22354, and Incorporated
                        by reference herein).
        10.28           Common Stock and Warrant Purchase Agreement, dated April 27,
                        1998, by and among the Company and the Selling Stockholders
                        (filed as exhibit 99.2 to the Company's Form 8-K, File No.
                        22354, dated April 27, 1998 and incorporated by reference
                        herein).
        10.29           Common Stock and Warrant Purchase Agreement, dated May 28,
                        1999, by and among the Company and the Selling Stockholders
                        (filed as exhibit 99.2 to the Company's Form 8-K, File No.
                        22354, dated June 9, 1999 and incorporated by reference
                        herein).
        13.01           Portions of the Annual Report to Stockholders of the Company
                        for the year ended October 31, 1999.**
        23.01           Signed Consent of Ernst & Young LLP, Independent Auditors.**
        24.01           Power of Attorney of the Board of Directors.**
        27.01           Financial Data Schedule.**
         99.1           Cautionary Statements for purposes of the "safe harbor"
                        provisions of the private securities reform act of 1995.**

---------------
  * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

 ** Filed with the Form 10-K on January 31, 2000. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).


(b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2000.

                                          MARTEK BIOSCIENCES CORPORATION

                                          By        /s/ PETER L. BUZY

                                            ------------------------------------
                                                       Peter L. Buzy
                                               Principal Financial Accounting
                                                           Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.01    Revised Restated Certificate of Incorporation of Registrant.
  3.02    Amendment to the Restated Certificate of Incorporation,
          effective March 14, 1995 (filed as Exhibit 3.1 to the
          Company's Registration Statement on Form S-3, File No.
          33-89760, filed March 15, 1995, and incorporated by
          reference herein ).
  3.03    Certificate of Designation, Preferences and Rights of Series
          A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company's Form 8-K, File No. 0-22354, filed January
          29, 1996, and incorporated by reference herein).
  3.04    Amended By-Laws of Registrant.
  3.05    Amendment to By-Laws, effective March 14, 1995 (filed as
          Exhibit 3.2 to the Company's Registration Statement on Form
          S-3, File No. 33-89760, filed March 15, 1995, and
          incorporated by reference herein).
  4.01    Specimen Stock Certificate for Common Stock.
  4.02    Common Stock and Warrant Purchase Agreements, dated May 19,
          June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the
          Company's Registration Statement on Form S-3, File No.
          33-93580, filed June 16, 1995, and incorporated by reference herein ).
  4.03    Warrant No. 1 issued pursuant to Common Stock and Warrant
          Purchase Agreements and Schedule of Warrants (filed as
          Exhibit 4.3 to the Company's Registration Statement on Form
          S-3, File No. 33-93580, filed June 16, 1995, and
          incorporated by reference herein).
  4.04    Form of Rights Agreement dated as of January 24, 1996
          between the Company and Registrar and Transfer Company, as
          Rights Agent (filed as Exhibit 1 to the Company's Form 8-K,
          File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).
  4.05    Form of First Amendment to Rights Agreement between the
          Company and Registrar and Transfer Company, as Rights Agent
          (filed as Exhibit 99.1 to the Company's Form 8-K, File No.
          0-22354, filed November 9, 1998 and incorporated by
          reference herein).
 10.01    Form Indemnification Agreement for directors.
 10.02    1986 Stock Option Plan, as amended.
 10.03    1992 Registration Rights Agreement between the Company and
          Preferred Stockholders.
 10.04    Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
 10.05    Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
 10.06    Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
 10.07    Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
 10.08    Form of Proprietary Information, Inventions and
          Non-Solicitation Agreement.
 10.12    Collaborative Research and License Agreement, dated April
          30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.
 10.13    Lease, commencement date October 15, 1992, between the
          Company and Aetna Life Insurance Company, as modified on
          August 5, 1993.
 10.14    License Agreement, dated September 10, 1992, between the
          Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia
          B.V.*
 10.14A   Exhibits to September 10, 1992 License Agreement between the
          Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia
          B.V.*
 10.15    License Agreement, dated October 28, 1992, between the
          Company and Mead Johnson & Company.*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.15A   Exhibits to October 28, 1992 License Agreement between the
          Company and Mead Johnson & Company.*
 10.16    License Agreement, dated January 28, 1993 between the
          Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American
          Home Products Corporation represented by its agent
          Wyeth-Ayerst International (International Version).*
 10.16A   Exhibits to January 28, 1993 License Agreements between the
          Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American
          Home Products Corporation represented by its agent
          Wyeth-Ayerst International (International Version).*
 10.17    Management Cash Bonus Incentive Plan, dated June 10, 1993.
 10.18    Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
 10.19    Letter of Intent, dated January 13, 1995, between the
          Company and Golden Technologies Corporation (filed as
          Exhibit 10.19 to the Company's 1994 Form 10-K, File No.
          0-22354, and incorporated by reference herein).
 10.20    Second Lease Modification Agreement, dated September 27,
          1994, between the Company and Aetna Life Insurance Company
          (filed as Exhibit 10.20 to the Company's 1995 Form 10-K,
          File No. 0-22354, and incorporated by reference herein).
 10.21    Purchase and Sale Agreement, dated February 16, 1995,
          between the Company and Zeagan, Inc. filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No.
          33-89760, filed March 15, 1995, and incorporated by
          reference herein).
 10.22    Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the
          Company's Registration Statement on Form S-8, File No.
          33-79222, filed May 23, 1994, and incorporated by reference herein).
 10.23    Manufacturing Agreement, dated December 31, 1996, between
          the Company and DSM Food Specialties (formerly Royal
          Gist-Brocades B.V.)* (filed as exhibit 10.23 to the
          Company's Annual Report on Form 10-K for the fiscal year
          ended October 31, 1996).
 10.24    Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company's Registration Statement on
          Form S-8, File No. 333-27671, filed May 22, 1997, and
          incorporated by reference herein).
 10.25    Third Amendment of Lease, dated August 1, 1997 between the
          Company and M.O.R Columbia Limited Partnership (filed as
          exhibit 10.25 to the Company's 1997 10-K, File No.
          000-22354, and incorporated by reference herein).
 10.26    Fourth Amendment of Lease, dated August 5, 1998 between the
          Company and M.O.R Columbia Limited Partnership (filed as
          exhibit 10.26 to the Company's 1998 Form 10-K, File No.
          22354, and incorporated by reference herein).
 10.27    Employment Agreement, dated January 16, 1998, between the
          Company and Peter L. Buzy (filed as exhibit 10.27 to the
          Company's 1998 Form 10-K, File No. 22354, and Incorporated
          by reference herein).
 10.28    Common Stock and Warrant Purchase Agreement, dated April 27,
          1998, by and among the Company and the Selling Stockholders
          (filed as exhibit 99.2 to the Company's Form 8-K, File No.
          22354, dated April 27, 1998 and incorporated by reference
          herein).
 10.29    Common Stock and Warrant Purchase Agreement, dated May 28,
          1999, by and among The Company and the Selling Stockholders
          (filed as exhibit 99.2 to the Company's Form 8-K, File No.
          22354, dated June 9, 1999 and incorporated by reference
          herein).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 13.01    Portions of the Annual Report to Stockholders of the Company
          for the year ended October 31, 1999.**
 23.01    Signed Consent of Ernst & Young LLP, Independent Auditors.**
 24.01    Power of Attorney of the Board of Directors.**
 27.01    Financial Data Schedule.**
 99.1     Cautionary Statements for purposes of the "safe harbor"
          provisions of the private securities reform act of 1995.**

---------------
 * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

** Filed with the Form 10-K on January 31, 2000.

     Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).