Form 10-Q/A
period 2000-04-30
MARTEK BIOSCIENCES CORP
filed 2000-12-08
CIK 892025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                    FORM 10-Q

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         MARTEK BIOSCIENCES CORPORATION
                                 Balance Sheets
                                 ($in thousands)

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

6.  Unearned Revenue

         On March 31, 2000, Martek entered into a worldwide non-exclusive license agreement with Abbott Laboratories relating to the use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, has been recorded as unearned revenue as of April 30, 2000. Of this amount, $500,000 may be credited against on-going royalties or Abbott's purchase from the company of its products. The license fees are non-refundable and will be recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. The non-refundable royalty prepayment, as well as potential on-going royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $11,000 in license fee revenue and no royalty revenues from this agreement during the three month period ended April 30, 2000.

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

         Management believes that recent scientific evidence further supports the contention that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, Martek is pursuing long-term marketing partnerships with large nutritional products and/or pharmaceutical companies to promote Martek's non-infant formula nutritional oil products. Because of this objective, certain shorter-term marketing arrangements of lesser scope have not been entered into, thus modestly sacrificing short-term product sales. On March 31, 2000, Martek entered into a worldwide non-exclusive license agreement with Abbott Laboratories relating to use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, has been recorded as unearned revenue as of April 30, 2000. Of this amount, $500,000 may be credited against on-going royalties or Abbott's purchase from the Company of its products. The license fees are non-refundable and will be recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. The non-refundable royalty prepayment, as well as potential on-going royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $11,000 in license fee revenue and no royalty revenues from this agreement during the three month period ended April 30, 2000. Martek now has license agreements with manufacturers making approximately 85% of U.S. and 60% of worldwide infant formula. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, management is unable to accurately predict when such events will occur.

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


Results of Operations - Comparison of Quarters and Six Months Ended April 30, 2000 and 1999

         Revenues for the quarter ended April 30, 2000 were $2,368,000, a 58% increase from revenues of $1,500,000 for the same period in 1999. Revenues for the six-month period ended April 30, 2000 were $4,159,000, an increase of $1,106,000 or 36%, from the same period in 1999. These increases were primarily due to increased nutritional product sales and development revenues from a third-party. Total product sales during the quarter ended April 30, 2000 increased by $352,000 or 28% from the same period in 1999, and increased by $541,000 or 20% for the six-month period ended April 30, 2000 from the same period in 1999. Sales of nutritional products increased by $411,000 or 56% for the quarter ended April 30, 2000 over the quarter ended April 30, 1999 and increased $648,000 or 46% for the six months period ended April 30, 2000 when compared to the same period in 1999. 19% of the 56% increase during the quarter resulted from product sales to a licensee under an all-inclusive flat pricing arrangement. This contrasted to the Company's traditional sales to licensees where an initial transfer price is charged and a trailing royalty is received six to nine months later. The Company is in the process of offering all of its infant formula licensees an all-inclusive flat price for bulk oil, which would incorporate a slightly discounted royalty up-front into the sales price of the Company's oils. If the traditional transfer price had been billed for all bulk oil sales during the quarter ended April 30, 2000, total nutritional product sales would have been $135,000 lower, and would have increased only 37% compared to the quarter ended April 30, 1999. Sales of products for drug discovery and diagnostics decreased 11% for the quarter ended April 30, 2000 and decreased by 8% for the six months ended April 30, 2000, when compared to the same periods in 1999. These decreases are primarily due to Martek's de-emphasis on the sale of low margin reagent products. Martek is actively looking for ways to reduce its stable isotope production cost and increase yields of stable isotope co-products. Royalty revenues increased by 34% for the quarter ended April 30, 2000 compared to the same quarter in 1999 and 19% for the six months ended April 30, 2000 compared to the first six months of fiscal year 1999. Management anticipates that royalty revenues may decline in the future if Martek increases sales of bulk oil to infant formula licensee under all-inclusive pricing arrangements. Revenues from research and development work increased by $478,000 in the quarter ended April 30, 2000 when compared to the same quarter in 1999 and increased $523,000 for the six months ended April 30, 2000 from the same period in 1999, mainly due to a third-party development project completed during the second quarter of 2000 at Martek's Winchester plant.

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

                           PART II- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

i. Exhibit 10.30 License Agreement, dated March 31, 2000 between Martek and Abbott Laboratories. *

ii. Exhibit 27.01 Financial Data Schedule (as filed with the Form 10-Q on June 14, 2000).

iii. Cautionary Statements for purposes of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 filed as exhibit
         99.1 to the Company's Form 10-Q, dated March 15, 2000, and incorporated by reference herein.

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


Date:  December 8, 2000                     MARTEK BIOSCIENCES CORPORATION
                                            (Registrant)





                                            /s/ PETER L. BUZY
                                            ------------------------------
                                            Peter L. Buzy, Chief Financial
                                            and Accounting Officer