Form 10-Q/A
period 2000-07-31
MARTEK BIOSCIENCES CORP
filed 2000-12-08
CIK 892025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                               AMENDMENT NO. 1 TO

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-22354

                            ------------------------

                         MARTEK BIOSCIENCES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      52-1399362
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

                   6480 DOBBIN ROAD, COLUMBIA, MARYLAND 21045
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (410)740-0081
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                                      NONE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

                            COMMON STOCK, PAR VALUE
                                 $.10 PER SHARE
                               17,800,059 SHARES
                     (OUTSTANDING AS OF SEPTEMBER 6, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         MARTEK BIOSCIENCES CORPORATION

                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                                JULY 31,        OCTOBER 31,
                                                                  2000              1999
                                                              -------------   ----------------
                                                               (UNAUDITED)
                                           ASSETS:
Current assets
     Cash and cash equivalents..............................    $  4,631          $  1,180
     Short-term investments and marketable securities.......      19,451            15,178
     Accounts receivable....................................       1,437             1,116
     Inventories (Note 3)...................................       4,383             5,216
     Other current assets...................................       1,981             1,013
                                                                --------          --------
          Total current assets..............................      31,883            23,703
Property, plant and equipment, net..........................      15,716            15,469
                                                                --------          --------
          Total assets......................................    $ 47,599          $ 39,172
                                                                ========          ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities
     Accounts payable.......................................    $  1,430          $    693
     Accrued liabilities....................................       1,559             1,329
     Current portion of notes payable.......................         747             1,479
     Current portion of unearned revenue (Note 6)...........       2,143                --
                                                                --------          --------
          Total current liabilities.........................       5,879             3,501
Long-term portion of notes payable (Note 2).................          --               472
Long-term portion of unearned revenue (Note 6)..............       2,451                --
Commitments (Note 2)
Stockholders' equity
  Preferred stock, $.01 par value, 4,700,000 shares
     authorized; none issued or outstanding.................          --                --
  Series A junior participating preferred stock, $.01 par
     value, 300,000 shares authorized; none issued or
     outstanding............................................          --                --
  Common stock, $.10 par value; 30,000,000 shares
     authorized; 17,793,759 and 16,492,229 shares issued and
     outstanding at July 31, 2000 and October 31, 1999,
     respectively...........................................       1,779             1,649
  Additional paid-in capital................................     123,059           107,447
  Accumulated deficit.......................................     (85,569)          (73,897)
                                                                --------          --------
          Total stockholders' equity........................      39,269            35,199
                                                                --------          --------
          Total liabilities and stockholders' equity........    $ 47,599          $ 39,172
                                                                ========          ========

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION

                            STATEMENTS OF OPERATIONS
            (UNAUDITED -- $ IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    JULY 31,                    JULY 31,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
Revenues:
  Product sales:
     Nutritional product sales............  $     1,858   $       677   $     3,921   $     2,092
     Stable isotope and other product
       sales..............................          338           484         1,495         1,748
                                            -----------   -----------   -----------   -----------
          Total product sales.............        2,196         1,161         5,416         3,841
  License fees and related revenues.......           34             6            45             6
  Royalties...............................          110            79           308           245
  Research and development revenue........          109            71           838           278
                                            -----------   -----------   -----------   -----------
          Total revenues..................        2,449         1,317         6,607         4,371
Costs and expenses:
  Cost of product sales...................        2,005           853         4,507         2,934
  Research and development................        2,789         2,602         9,201         7,325
  Selling, general and administrative.....        1,804         1,586         5,357         5,202
                                            -----------   -----------   -----------   -----------
          Total costs and expenses........        6,598         5,040        19,065        15,460
                                            -----------   -----------   -----------   -----------
Loss from operations......................       (4,149)       (3,723)      (12,458)      (11,090)
Other income, net.........................          360           103           786           226
                                            -----------   -----------   -----------   -----------
Net loss..................................  ($    3,789)  ($    3,620)  ($   11,672)  ($   10,864)
Net loss per share, basic and diluted.....  ($     0.21)  ($     0.23)  ($     0.68)  ($     0.71)
                                            -----------   -----------   -----------   -----------
Weighted average common shares
  outstanding.............................   17,641,407    15,971,019    17,165,319    15,273,640
                                            -----------   -----------   -----------   -----------

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                         (UNAUDITED -- $ IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net loss..................................................  ($11,672)  ($10,864)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,144      1,087
     Other non-cash items...................................        --        348
     Changes in assets and liabilities:
       Accounts receivable..................................      (321)      (173)
       Inventories..........................................       833       (993)
       Other current assets.................................      (968)       144
       Accounts payable.....................................       737        292
       Accrued liabilities..................................       230       (506)
       Unearned revenue.....................................     4,594         19
                                                              --------   --------
          Net cash used in operating activities.............    (5,423)   (10,646)
Investing activities:
  Purchase of short-term investments and marketable
     securities.............................................   (22,023)   (18,593)
  Proceeds from sale of short-term investments and
     marketable securities..................................    17,750     15,124
  Purchase of property, plant and equipment.................    (1,391)      (352)
                                                              --------   --------
          Net cash used in investing activities.............    (5,664)    (3,821)
Financing activities:
  Proceeds from the issuance of common stock in private
     placement..............................................    10,249     13,770
  Proceeds from the exercise of warrants and options........     5,493        672
  Repayment of notes payable................................    (1,204)      (994)
                                                              --------   --------
          Net cash provided by financing activities.........    14,538     13,448
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........     3,451     (1,019)
Cash and cash equivalents at beginning of year..............     1,180      4,498
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  4,631   $  3,479
                                                              ========   ========

                            See accompanying notes.

                         MARTEK BIOSCIENCES CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                         (UNAUDITED -- $ IN THOUSANDS)

                                                                  ADDITIONAL
                                              COMMON     STOCK     PAID-IN     ACCUMULATED
                                              SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                            ----------   ------   ----------   -----------   -------
Balance at October 31, 1999...............  16,492,229   $1,649    $107,447     ($ 73,897)   $35,199
                                            ----------   ------    --------     ---------    -------
Issuance of common stock
  in private placement....................     845,652       85      10,164            --     10,249
Exercise of warrants, stock options and
  other...................................     455,878       45       5,448            --      5,493
Net loss..................................          --       --          --       (11,672)   (11,672)
                                            ----------   ------    --------     ---------    -------
Balance at July 31, 2000..................  17,793,759   $1,779    $123,059     ($ 85,569)   $39,269

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

3.  INVENTORIES

     Inventories consist of the following:

                                                        JULY 31,    OCTOBER 31,
                                                          2000         1999
                                                       ----------   -----------
Finished Products....................................  $3,206,758   $2,206,051
Work in Process......................................     779,250    2,683,477
Raw Materials........................................     397,353      326,737
                                                       ----------   ----------
                                                       $4,383,361   $5,216,265
                                                       ==========   ==========

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

6.  UNEARNED REVENUE

     On March 31, 2000, Martek entered into a worldwide non-exclusive license agreement with Abbott Laboratories relating to the use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, has been recorded as unearned revenue as of July 31, 2000. Of this amount, $500,000 may be credited against on-going royalties or Abbott's purchase from the Company of its products. The license fees are non-refundable and will be recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. The non-refundable royalty prepayment, as well as potential on-going royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $33,000 in license fee revenue and no royalty revenues from this agreement during the three month period ended July 31, 2000.

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

     Management believes that recent scientific evidence further supports the contention that humans throughout life will benefit from DHA supplementation. This could represent a far larger market for DHA than the market for infants. To realize this market, Martek is pursuing long-term marketing partnerships with large nutritional products and/or pharmaceutical companies to promote Martek's non-infant formula nutritional oil products. Because of this objective, certain shorter-term marketing arrangements of lesser scope have not been entered into, thus modestly sacrificing short-term product sales. On March 31, 2000, Martek entered into a worldwide non-exclusive license agreement with Abbott Laboratories relating to use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, has been recorded as unearned revenue as of July 31, 2000. Of this amount, $500,000 may be credited against on-going royalties or Abbott's purchase from the Company of its products. The license fees are non-refundable and will be recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. The non-refundable royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $33,000 in license fee revenue and no royalty revenues from this agreement during the three month period ended July 31, 2000. Martek now has license agreements with manufacturers making approximately 85% of U.S. and 60% of worldwide infant formula. Management believes that broad introductions of infant formula containing Martek's nutritional oils and/or a strategic alliance with a large scale nutritional products and/or pharmaceutical company will occur in the future. However, management is unable to accurately predict when such events will occur.

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

RESULTS OF OPERATIONS -- COMPARISON OF QUARTERS AND NINE MONTHS ENDED JULY 31, 2000 AND 1999

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

Date: December 8, 2000                        MARTEK BIOSCIENCES CORPORATION
                                                       (Registrant)

                                                   /s/ PETER L. BUZY

                                          --------------------------------------
                                                      Peter L. Buzy
                                          Chief Financial and Accounting Officer