Form 10-K405
period 2000-10-31
MARTEK BIOSCIENCES CORP
filed 2001-01-29
CIK 892025

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                         COMMISSION FILE NUMBER: 0-22354
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant is $250,191,545 (based upon a last sale price of $17.19 per share of the Common Stock as reported on the NASDAQ National Market System on January 12, 2001. The number of shares of Common Stock outstanding as of January 12, 2001 was 17,808,919.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 2000 are incorporated by reference into Part II of this Report. Certain portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (which will be filed with the commission within 120 days after the end of the Registrant's 2000 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

ITEM I.  BUSINESS.

                                    OVERVIEW

     Martek Biosciences Corporation ("We", "Martek" or "the Company") is a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA, which many researchers believe may enhance mental and visual development in formula-fed infants and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked to a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders, although the precise relationship between DHA supplementation and these diseases has yet to be fully assessed. We have licensed our nutritional oils to seven infant formula manufacturers, representing over 60% of the estimated $6 billion worldwide market for infant formula. Five of these licensees are marketing term infant formula products containing our oils in over 70 countries. Additional applications of our patented technology based upon microalgae include currently marketed products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. We intend to continue to exploit the largely untapped commercial opportunities of microalgae. To that end, we maintain a library of more than 3,300 live microalgal species and a related database, which we believe are among the largest such resources available anywhere in the world.


                   PRODUCTS AND PRODUCT CANDIDATES

     NUTRITIONAL OILS FOR INFANT FORMULA, DIETARY SUPPLEMENTATION AND OTHER APPLICATIONS. Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids, known as PUFA's, that are important to human nutrition and health. We have identified a strain of microalgae which produces an oil rich in DHA and have developed the means to grow it by fermentation, with a relatively high oil and DHA content. In addition, we have isolated and cultured a strain of fungus that produces large amounts of ARA.

     DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA from dietary precursors. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA is provided through its mother's bloodstream via the placenta. For a nursing infant, it is provided via breast milk. DHA is generally the most abundant omega-3 long-chain PUFA in human milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in-utero allotment. Although these fatty acids are naturally present in breast milk, they are not added to most infant formulas today. Our blended oils containing DHA and ARA provide the closest available match, with regard to the molecular form of these fatty acids, to the DHA and ARA in human milk when added to infant formula.

     Independent studies have indicated that the mental development and visual acuity of infants are positively affected by breast feeding and that breast-fed infants have higher levels of DHA in their brain tissue and enhanced mental acuity later in life when compared to those fed infant formula not containing DHA. This evidence is from retrospective studies comparing intelligence in breast-fed versus formula-fed infants and from intervention studies in infants using DHA/ARA-supplemented infant formula.

    Although there are some studies which dispute the benefit of DHA and ARA in the infant diet, the following are examples of some of the studies which have found a benefit:

     - A study reported by investigators at Baylor College of Medicine in November, 2000, supported the importance of DHA supplementation during breast-feeding by showing that breast-fed, 30 month-old children whose mother took a DHA supplement for four months after delivery scored a mean of eight points higher on a standard test of psychomotor development than infants whose mother received a placebo.

     - Research published from an NIH sponsored study in the March 2000 issue of Developmental Medicine and Child Neurology showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with our DHA and ARA compared to infants fed the same non-supplemented formula. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index ("MDI")of the Bayley Scales of Infant Development II. Researchers reported that "these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI." Although there are different sources of DHA and ARA, these findings re-affirmed the beneficial effects of adding Martek's pure source of pre-formed DHA and ARA to infant formulas at the levels evaluated by the researchers.

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

     - A National Institutes of Health (NIH) sponsored study published in the August 1998 edition of Pediatric Research concluded that early dietary intake of preformed DHA and ARA appears necessary for optimal development of the brain and eye. The study reported that healthy, full-term infants fed formula supplemented with our oils had visual development results consistent with breast-fed infants, but those fed a standard formula without DHA and ARA had a deficiency of about "one line on an eye chart". The study also indicated that infant formula without preformed DHA and ARA may put infants at risk for DHA deficiency, and suggested that the availability of dietary DHA during the critical developmental period may lead to persistent changes in the underlying neural structure and/or function of infants.

     - The January 1998 issue of Pediatrics (Vol. 101 No. 1 January 1998), in an article entitled "Breastfeeding and Later Cognitive and Academic Outcomes" by Horwood and Fergusson (New Zealand), reported that, in an 18-year longitudinal study of over 1,000 children, those who were breast-fed as infants had both better intelligence and greater academic achievement than those who were infant-formula fed children. The authors cited the importance of DHA in the neurological development of children and recommended the need to "develop improved infant formulas with properties more similar to those of human breast milk that may lead to improved developmental outcomes in children." The study indicated that breast-fed babies have a 38% greater likelihood of completing their high school matriculation than formula-fed babies even after allowances were made for confounding social, familial and perinatal factors. Although the study could not conclude that DHA provided to the breast-fed infants from their mother's milk was the sole cause of the improved achievement scores, the authors pointed out recent controlled intervention studies demonstrating similar outcomes in infants with DHA-supplemented formulas and concluded that:

           ". . . the weight of evidence clearly favors the view that exposure to breast-feeding is associated with small but detectable increases in childhood cognitive ability and educational achievement, with it being likely that these increases reflect the effects of long chain polyunsaturated fatty acid levels and, particularly, DHA levels on early neurodevelopment."

     - In the November 12, 1994 edition of The Lancet, a scientific journal published in the United Kingdom, scientists concluded that "some components of breast-milk may have a beneficial effect on brain development. . . arachidonic acid [ARA]and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue."

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

     In addition, the British Nutrition Foundation ("BNF"), the European Society for Pediatric Gastroenterology and the Expert Committee on Human Nutrition of the United Nations Food and Agriculture Organization ("FAO") and World Health Organization ("WHO"), have recommended that these fatty acids be included in pre-term infant formulas at levels found in human milk. The BNF and the FAO/WHO Committee have gone further to recommend that DHA and ARA also be included in formulas for term infants as well. Also, in addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized their importance in pregnancy and lactation. To address these markets, we introduced Neuromins(R) PL, which is a DHA dietary supplement specifically designed for pregnant and lactating women.

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

     We are also, along with our customers, developing other DHA delivery methods to address these potential new markets, including powders, an emulsion, use as a food ingredient, and use as a pharmaceutical.

     We believe that our nutritional oils and Neuromins(R)capsules have the following advantages over other currently available sources of DHA and ARA for use in infant formula, as food ingredients, or as nutritional supplements:

     - the oils do not have the odor, stability, taste characteristics, or potential impurities that may limit the usefulness of fish oil;

     - the oils can be blended in a variety of mixtures in precise ratios for specific applications;

     - each of the oils is comprised of a fatty acid blend that has no other bioactive PUFAs in significant quantities so that desirable PUFAs can be included and undesirable ones (e.g., eicosapentaenoic acid ("EPA")) can be excluded;

     - the DHA- and ARA-enriched oils are in a triglyceride form similar to that found in breast milk and are therefore easily digested;

     - the position of the DHA within the triglyceride in Martek's DHA-containing oil is similar to that in breast milk, but different from that in fish oils or fish eye-socket oils;

     - Martek's oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula, and

     - the oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.

     We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending of DHA and ARA oils for use in infant formula.

     In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek's algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating our patents. Two U.S. patents were granted in 1997, one of which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998 a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils.

     We first realized revenues from license fees related to our nutritional oils and sale of sample quantities of these oils in 1992. In late 1994, one of our licensees launched the first pre-term infant formula containing our oils in Europe, and in 1995, we recognized our first royalty revenue from sales of this product. Additional product introductions have continued through 2000. Currently, five of our infant formula licensees are marketing term infant formula products containing our oils in fourteen countries and pre-term infant formula containing the our oils in over 70 countries worldwide. In the latter part of 1996, we initiated sales of our first consumer products, Neuromins(R), a DHA dietary supplement, and Neuromins(R) PL, a DHA dietary supplement for pregnant and lactating women. Since then, we have expanded distribution of our Neuromins(R) DHA. We have entered into agreements with Natrol, Inc., Source Naturals, Inc., Solgar Vitamin and Herb Company, Leiner Health Products, Nature's Way and Neutraceutical Corporation for the packaging and distribution of these products in retail outlets nationwide, including Safeway, Vitamin World, Eckerd's, Lucky's, Savon and Vitamin Shoppe stores. Neuromins(R) DHA is also sold through mail order distributors and a multi-level marketer.

     In 1999, we began selling bulk DHA oil and powder for additional applications, including inclusion in children's chewables and nutritional drinks and adult combination supplements which not only include our DHA but other ingredients such as Gingko and St. Johns Wort. We are continuing to explore additional applications for DHA, including use in pharmaceuticals, functional foods and animal feeds. Our sales and royalties on nutritional oils for infant formula were approximately $900,000 in 1998, $1.4 million in 1999, and $5 million in 2000. In addition, our sales of nutritional oils for adult supplements and food additives totaled approximately $1.5 million in each of 1998 and 1999, and $2 million in 2000.

     PRODUCTS FOR DRUG DISCOVERY. Structure-based drug discovery has recently emerged to improve the efficiency of new pharmaceutical development. Many drugs work by mimicking the interaction between two molecules, a ligand and a receptor. Rather than rely solely on the chance identification of an active chemical compound, practitioners of structure-based drug discovery seek to study the interaction between the ligand and receptor, and to design a specific drug prototype on the basis of that interaction. The ability to determine the structures of the ligand, the receptor, and ideally, the complex between the two, is key to structure-based drug discovery.

     We have developed a series of products which enable researchers to determine the 3-D structures of certain molecules of pharmaceutical interest. Some of these products are used as growth media which allow for the generation of proteins incorporating stable isotopes. Others can be used to make isotopically labeled DNA and RNA. The presence of stable isotopes allows for the determination of the 3-D structure of these molecules using nuclear magnetic resonance ("NMR") technology. Proteins incorporating stable isotopes such as carbon-13 and/or nitrogen-15 have been obtained by growing micro-organisms, such as bacteria, yeast, insect cells or mammalian cells on our media, and the 3-D structures subsequently deduced from information provided by NMR. In addition, incorporating deuterium, an NMR "invisible" isotope of hydrogen, into the protein allows for the structure of either the ligand or the receptor to be determined while bound to its NMR invisible partner.

     We market these products and technologies to pharmaceutical and structure-based drug discovery companies, universities and research institutes. Future growth in sales of these products and technologies may depend in large measure on the future growth of structure-based drug discovery and use of NMR techniques.

     Our drug discovery products and technologies include the following:

          Celtone(R) M -- The classical technique for determining the 3-D structures of proteins, X-ray crystallography, is limited in that certain of the most important protein targets (i.e., human proteins with sugar attached) frequently do not crystallize. Celtone M, our isotopically labeled mammalian cell growth medium, has enabled determination of the 3-D structures of glycosylated human proteins through NMR. We believe that Celtone M is a proprietary enabling technology, and, in many cases, the only way of making glycosylated mammalian proteins in stable isotope form. By unveiling the structures of these elusive and important proteins, the drug design process may be expedited against new targets. We were issued U.S. patents for the composition of matter and use of Celtone M in 1995, 1997 and 1998, and currently have an ongoing royalty-bearing license agreement with Genetics Institute regarding the use of Celtone (R)M.

          Celtone(R) -- Our cell growth medium for bacteria and yeast, Celtone, has been on the market since 1990 and has been instrumental in determining the structure of a number of proteins. Celtone is available in any combination of deuterium, carbon-13 and nitrogen-15. In June 1994, we were issued a U.S. patent for the composition of matter and method for producing our Celtone medium.

          Glucose -- Carbon-13-glucose is the most widely used reagent for isotopically labeling bacterial proteins. Glucose is available in combinations of deuterium and carbon-13.

          Nucleic Acids -- We sell isotopically labeled nucleic acid derivatives. These are available labeled with any combination of deuterium, carbon-13 and nitrogen-15 and are used to solve the structures of DNA and RNA, especially when bound to proteins.

          Fast-Track Technology - We are currently working on developing a proprietary fast-track labeling system which would, by using advanced NMR technology, enable researchers to determine the structure and movement of pharmaceutical target binding sites in significantly reduced time. This technology could greatly reduce the time needed to understand a given target/drug candidate interaction and thereby speed up the rejection of unsuitable compounds and reduce the overall time needed to develop new pharmaceuticals. In 2000, we were issued a composition of matter patent on our "Fast Track" technology.

     Our sales of isotope products for drug discovery totaled less than $2 million in each of 1998, 1999 and 2000.

     DIAGNOSTICS. Our fluorescence technology is a sensitive and direct method for detection of a specific binding event. That event could be a receptor mediated binding, cell based binding, antibody driven binding, or essentially any event where one entity recognizes another. Because of environmental concerns with the use of radioactivity as a sensitive method of detection, higher sensitivity detection technologies are in demand. The main advantages of fluorescence as a method of detection is that it is direct, fast, and relatively simple in that it does not require enzymatic steps for signal amplification or prolonged development times for signal measurement. We have identified, isolated and now market powerful fluorescent dyes (phycobiliproteins) from various algae for use in applications that require high sensitivity. The phycobiliproteins fulfill that role well but cannot match the detection sensitivity of chemiluminescent methods. The PBXL(TM) dye technology was developed to attain those sensitivities. PBXL(TM) dyes are large, intensely fluorescent combinations of phycobiliproteins that provide extreme sensitivity with ease of use that is unmatched by other common dyes or detection systems. A 100-fold improvement in sensitivity has been demonstrated with the PBXL dyes over existing direct fluorescent dyes, and multiple new applications are now accessible by simple, direct fluorescence. Such increased sensitivity allows:

- the detection of receptors or small molecules at 100-fold lower concentrations;

- detection with the same level of sensitivity but in 100-fold smaller volumes; and

- detection with the same level of sensitivity but using much lower cost equipment.

     Our fluorescent products include the following:

     Phycobiliproteins -- Classical direct fluorescent detection dyes, which we have produced for several years and fill an existing market in protein detection and flow cytometry. In 1999, we introduced our own brand of improved fluorescent dyes (XL-APC and SureLight-APC(TM)) to be used for time resolved fluorescence applications in the high throughput screening market.

     CryptoFluor(TM) dyes -- A product line of small molecular weight, yet high intensity phycobiliproteins isolated from an unusual group of microalgae. These dyes are capable of entering permeabilized cells and are used for internal detection of markers in cells which could be used for discovering diseases, and in flow cytometry and Fluorescence In Situ Hybridization (FISH). Different CryptoFluor(TM) dyes have different fluorescence emission wavelengths and, therefore, provide the possibility of multi-colored assays. They have also been used in fluorescence microscopy and fluorescence energy transfer applications.

     PBXL(TM) dyes -- A proprietary line of ultrasensitive dyes which provide a very large signal per binding event. Our PBXL dyes have demonstrated an increased sensitivity compared to other direct detection dyes in all applications evaluated thus far. They provide sensitivity similar to enzymatically amplified or radioactive detection systems but with fewer steps, generating more rapid results at lower costs. These dyes have been used in immunodiagnostic detection, DNA arrays, flow cytometry, western blotting and other applications. In 1999, we began beta-testing PBXL-based Western blot detection kits and our proprietary XLExpress(TM) Rapid Labeling system which allows individual researchers to label their own molecules with the PBXL dye of their choice in a simple and convenient format.

     In 1999, our PBXL(TM) dyes also showed potential utility in gene detection and drug discovery formats. We have exclusively in-licensed the rights to the PBXL(TM) technology based on a U.S. Patent issued in 1997 and several pending applications. Our CryptoFluor(TM) dyes have the advantage of smaller size compared to the standard phycobiliproteins, and provide additional colors for multi-color tests. In 1998, we began marketing some of our fluorescent detection products through partnerships with Intergen(R) Company and Kirkegaard and Perry Laboratories. In 1999, we began distributing the PBXL(TM) based products through Chemdex(R),an internet supplier of scientific products. Our sales of diagnostic products was less than $200,000 in each of 1998, 1999, and 2000.

     ALGAL GENOMICS. Microalgae are microplants and, as such, have many biochemical pathways and genes in common with higher plants. They offer the further advantage of having the genetic material required for the production of certain compounds, DHA for example, that are not present in higher plants. Consequently, we believe that microalgae represent a valuable gene pool for modern agricultural biotechnology. Gene coding for enzymes in microalgal fatty acid biosynthesis have been identified, isolated and characterized by our scientists. Gene sequencing from several different and distinct algal species is also underway and many new genes have been identified from several different species.

     We have combined our understanding of heterotrophic (without light) and autotrophic (with light) growth of microalgae with our proprietary technology in microalgal transformation to convert an otherwise autotrophic species of microalgae into one capable of growing heterotrophically. We believe that this represents the first time such a transformation has ever been made. Our Trophic Conversion(TM) technology is the subject of several patent applications and opens the door to the commercial heterotrophic production (growth via fermentation) of algal species that could only be grown previously using a photobioreactor system. The favorable production economics associated with fermentation compared to those of the photobioreactor will allow us to pursue new algal products not previously believed to be economically feasible and potentially represents a means to commercially exploit a greater portion of the kingdom of microalgae. To date, we have received no revenues from our algal genomics technology.

                                   TECHNOLOGY

     We apply our microalgal expertise and culturing technology to our expanding library of over 3,300 live microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of our products:

     - microalgae are a genetically diverse kingdom of organisms that have a wide range of physiological and biochemical characteristics; thus, they naturally produce many different and unusual fats, sugars, proteins and bioactive compounds that may have commercial applications, such as the fatty acids that are the principal ingredients in our nutritional oils, and highly sensitive fluorescent diagnostic products;

     - microalgae are essentially "microplants" which use simple substances such as carbon dioxide, water and nitrate to grow. When we substitute the heavy stable isotope forms of these nutrients, microalgae will cost-effectively incorporate certain stable isotopes (carbon-13, deuterium and nitrogen-15) into the various compounds that the microalgae produce. This characteristic provides the basis for our drug design products; and

     - microalgae comprise a large, substantially unexplored group of organisms, and thus provide a virtually untapped genetic resource that can be screened for a variety of new products, including pharmaceuticals.



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

     Our scientists have developed and patented novel microalgal culturing systems which allow for the routine scale-up of microalgae of commercial interest. Proprietary closed-system, light-driven photobioreactors and numerous techniques for maintaining and manipulating microalgal monocultures form the basis of this culturing technology. Where possible, and for applications that require large quantities of product (e.g., nutritional products), we have selected and developed microalgae capable of growing without light by using nutrient feeds in a manner similar to bacteria, yeast or fungi. These microalgae can be grown in existing commercial fermenters using current technology, resulting in economies of scale and substantially lower production costs than microalgae grown in photobioreactors.

     Our product development process involves the following primary steps:

          Identification of Appropriate Microalgae. We select specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and our proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. We currently maintain an increasing in-house collection of over 3,300 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is our proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. We believe that our microalgal collection and associated database are among the largest such resources available in the world. Coupled with our extensive microalgal expertise, these resources are used to select organisms for initial testing. Further testing ultimately results in the selection of production strains.

          Modification of Microalgae and Growth Conditions. We apply standard industrial microbiological techniques to microalgae and manipulate culturing conditions (such as light intensity, temperature and growth medium composition) to optimize productivity. After selecting strains with the best yields and growth characteristics, we enhance their production through mutagenesis and natural selection under biochemical stress. We have not used genetic engineering techniques to develop any of our existing products, but may use these methods for certain products currently in development.

          Culturing Microalgae. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have discovered and uniquely cultured a microalga capable of producing large amounts of DHA heterotrophically by using organic nutrients. Heterotrophic culturing of this DHA-producing microalga was previously not believed to be possible at commercially viable levels. Heterotrophic microalgae have the advantage of being able to be cultured in conventional fermenters employed by the food, pharmaceutical and biotechnology industries. Microalgal fermentation has an advantage over photobioreactor production (i.e. with light) because larger-scale production of products such as our nutritional oils, for which the incorporation of high-priced stable isotopes is not required, can be conducted in existing fermentation equipment, resulting in lower production costs. Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patents have issued in certain countries and are pending in certain other countries around the world.

          For many other product applications, we use our proprietary, light-driven, closed-culture system photobioreactors for microalgal production. Photobioreactors are closed to the atmosphere and designed to make the most efficient use of light while keeping contaminating microbes out of the culture. Using our photobioreactors, we are able to culture isolated microalgal strains without contamination and to manipulate such strains to influence growth and biochemical makeup, thus efficiently generating products of interest. For example, for the production of our drug discovery products, we are able to culture certain microalgae to produce compounds containing predominantly heavier stable isotopes rather than the more common forms of atoms by growing microalgae in our photobioreactors using carbon dioxide, water and/or certain nitrogen-containing compounds containing predominantly heavier stable isotopes, carbon-13, deuterium and nitrogen-15. Use of our photobioreactors also provides us a means to conserve and recycle liquid and gaseous components of the culture, a feature critical for those applications that involve the use of expensive stable isotopes. Our microalgal method of stable isotope incorporation is significantly less expensive than alternative microbial or chemical synthesis in many instances.

          We use a series of photobioreactors of varying sizes, controls and methods of operation to achieve culturing consistency. The different sizes are used primarily for scale-up purposes, from laboratory bench scale to commercial culturing and manufacturing. Certain aspects of these photobioreactors are the subject of U.S. patents.

                     COLLABORATIVE AND LICENSING AGREEMENTS

     We have entered into licensing agreements with seven infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products (Wyeth-Ayerst division), Abbott Laboratories, Numico, Maabarot and Novartis, that together comprise over 60% of the worldwide infant formula market. We have one additional licensing agreement with an infant formula manufacturer and and have contractually agreed not to disclose the licensee's name. The undisclosed infant formula manufacturer has less than 3% of the world-wide market for infant formula and has not purchased products from us to date. Under these agreements, we received up-front licensing fees and are entitled to royalties based on sales of infant formula containing our nutritional oils. These licensees are not required to include our oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include our oils in any or all of their product lines. Each of these royalty-bearing license agreements calls for us to provide to the licensees our nutritional oils at a transfer price and receive a royalty from the licensee upon the final sale of infant formula containing the oils. Licensees have the right to buy other sources of DHA and ARA oils provided they still make royalty payments to us upon the sale of the final infant formula product containing the oils. The license agreements have terms exceeding 20 years, contain no future funding commitments on our part or the part of the licensees, and may be terminated by the licensee upon proper notification. Under the terms of these licensing agreements, the licensees are responsible for obtaining Food and Drug Administration ("FDA") and all other necessary regulatory approvals with respect to these nutritional oils. Under each of our current license agreements, our licensees generally are obligated to indemnify us against product liability claims relating to our nutritional oils unless they are related to manufacturing impurities in the oils. In addition to compensation payable to us under these agreements, we expect to receive transfer payments to the extent we supply nutritional oils to our licensees.

     The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $6 billion worldwide. Our current licensees cover over 60% of the worldwide infant formula market. To date, however, their introductions of products containing our oils have penetrated less than 2% into this market. We are actively pursuing licenses with other infant formula producers throughout the world to continue penetrating these markets. We anticipate that 100% penetration into the worldwide infant formula market could bring us in excess of $300 million in annual revenues. Our sales and royalties from infant formula licensees were approximately $900,000 in 1998, $1.4 million in 1999, and $5 million in 2000. American Home Products, an infant formula licensee, accounted for approximately 12% of our total product sales and royalties in 1998, 18% in 1999 and 33% in 2000.

     Under the terms of several of our current license agreements, we are prohibited from granting a license to any party for the inclusion of our nutritional oils in infant formula with payment terms or royalty rates that are more favorable to such licensee than those provided in our agreements with our current licensees without either the prior written consent of the current licensees or prospectively offering such new favorable terms to these licensees. This restriction does not apply to any lump sum payments to us pursuant to a territorially restricted license under which the reduced payment is reasonably related to the reduced marketing opportunities available under such a restricted license.

     In 1993, we entered into an agreement with Columbia University pursuant to which Columbia University will try to determine the structure of the human chorionic gonadotropin, known as hCG, protein using Celtone(R) M. The hCG molecule affects fertility by controlling the attachment of the egg to the uterus. We will share any commercial proceeds resulting from this joint venture with Columbia University. Our share of any such proceeds will be based upon the successful conclusion of certain events but will not be less than 75%. In May 1994, we initiated commercialization of Celtone(R) M through a license agreement with Genetics Institute under which we will receive royalties on sales of products resulting from Genetics Institute's work with Celtone(R) M. In October 1994, we entered into a collaboration with the University of St. Andrews in Scotland (which has now been assigned to Leeds University). This collaboration is dedicated to the development of NMR techniques for the study of large proteins and determining the 3-D structures of certain human proteins of pharmaceutical interest. Under this agreement, Leeds University will provide NMR facilities and expertise in large protein resolution. We will provide funding and pay royalties for certain proprietary products arising from this research.

     In January 1997, we entered into an agreement with DSM Food Specialties ("DSM", formerly Royal Gist-Brocades B.V.) under which they became our exclusive contract supplier for nutritional oils containing ARA. DSM is a multi-billion dollar international group of companies that is active worldwide in the fields of life science, product performance materials and chemicals. As part of this agreement, we recognized approximately $1.1. million in license fee revenue in 1998 and will receive guaranteed supplies of oil rich in ARA on advantageous terms. At October 31, 2000 we had outstanding inventory purchase commitments to DSM totaling approximately $4 million.

     We market certain of our fluorescent detection products under a royalty-bearing license from Stanford University and certain fluorescent detection products under an exclusive royalty-bearing license from a private inventor.

     We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. Existing agreements have committed us to fund up to approximately $100,000 for future development activities. Certain of these agreements also commit us to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.

                   COMMERCIAL AND U.S. GOVERNMENT RESEARCH AND
                              DEVELOPMENT CONTRACTS

     Our technology development has been funded in part by commercial and federal government contracts. While not expected to be a primary source of revenue in the future, we plan to continue applying for government contracts and soliciting commercial research and development contracts on a selective basis when such contracts involve research that may bring us future commercial benefit.

     As a result of us receiving Small Business Innovation Research grants, the U.S. Government will have certain rights (the "Government Rights")in the technology that we developed with the funding. These rights include a non-exclusive, paid-up, worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the government has the right to require us to grant licenses which may be exclusive under any of such inventions to a third-party if the government determines that:

-    adequate steps have not been taken to commercialize such inventions;

-    such action is necessary to meet public health or safety needs; or

- such action is necessary to meet requirements for public use under federal regulations.

     The government also has the right to take title to a subject invention if we fail to disclose the invention and elect title within specified time limits. In addition, the government may acquire title in any country in which we fail to file a patent application within specified time limits. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from any exclusive licensee to manufacture products using the invention substantially in the United States. In addition, our licenses from third parties may also relate to technology developed with federal funding and therefore may also be subject to Government Rights.

     Costs under U.S. government contracts are subject to audit by the U.S. government. We believe that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 2000 will not be material.

                                  MANUFACTURING

     We manufacture oils rich in DHA at our fermentation facility located in Winchester, Kentucky, by conventional fermentation processes. We acquired the Winchester facility in 1995 from a subsidiary of ACX Technologies, Inc. The oils that we produce in this facility have been certified kosher by the Orthodox Union and certified Halal by the Islamic Food and Nutrition Council of America. We are currently in the process of optimizing the production of our nutritional oils, and believe that a continued optimization effort will be required for at least the next two years. In 1996, we constructed a "state of the art" oil processing plant at our Winchester facility which was put into production in early 1997. We have also entered into an agreement with a third party, DSM, to produce our ARA oil, and may enter into additional production agreements with other third parties if demand for our oil requires such additional output. We believe that, along with DSM, we can increase our production to meet approximately 20% to 30% of the world-wide infant formula market demand for DHA and ARA-rich oils. Our ability, however, to maintain commercial production at these levels at our plant has not yet been successfully tested. As a precaution, we have developed plans to expand our existing facilities to accommodate increased production. In order to double our capacity at our current facility, it would cost as much as $20 million, which would require us to raise significant amounts of capital. We have also conducted DHA production trials with third party manufacturers. However, we do not currently have a third party manufacturing agreement in place to supply us with DHA-containing oil. The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at a commercially acceptable cost. There can be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements (including Good Manufacturing Practices ("GMP") requirements) or that we will be able to successfully obtain sufficient facilities to meet the future demand for the oils. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee at least one year or more to develop their own process of making our oils.

                                SOURCES OF SUPPLY

     Our raw material suppliers for production of nutritional oils include major chemical companies and food ingredient suppliers. We have identified several sources for each of our major ingredients and have never had problems obtaining adequate quantities of any of these materials. Crude ARA oil is provided to us by DSM, a third-party processor. DSM, through a fermentation process, produces a fungal biomass rich in ARA oil, which is then sent to a sub-contractor for extraction of the oil. After extraction, the crude ARA oil is sent to our Winchester, Kentucky, production facility for final processing. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers' demands. In this case, we would either have to manufacture the ARA containing oil at our plant, which would reduce our DHA containing oil production capacity, or enter into other third party manufacturer supply agreements. Although we feel that DSM can fill our ARA needs for at least the next several years, there is no guarantee the DSM will be able to adequately supply all of our ARA needs in the long-term. Additional capacity may need to be obtained, either within DSM or at another facility.

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

                            RESEARCH AND DEVELOPMENT

     Research and development expenses, including contract-related costs, were $9,787,000 in 1998, $10,309,000 in 1999, and $12,517,000 in 2000.
Contract-related research and development costs included in these amounts were $446,000 in 1998, $464,000 in 1999, and $527,000 in 2000. Consistent with our plans, nutritional oils development costs accounted for over 75% of all research and development costs, as a result of our continued development efforts to refine our production process and lower our DHA production cost. Our research and development costs may increase in the future as we evaluate new technologies and continue efforts to optimize the efficiency of our large scale fermentation and oil extraction processes.

                               SALES AND MARKETING

     We currently market our products both directly to end users and through distributors. We market our nutritional oils for use in infant formula directly to infant formula manufacturers. We market our Neuromins(R) DHA dietary supplements primarily through distributors and directly to end users through our toll free number (1-800-662-6339). We have entered into agreements with Natrol, Inc., and Leiner Health Products for the packaging and distribution of Neuromins(R) to mass market retail outlets, and with Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals, and Nature's Way for the packaging and distribution of our Neuromins(R) DHA capsules to the natural foods markets. Neuromins(R) DHA is currently being marketed in over 10,000 retail stores nationwide, including Safeway, Vitamin World, Eckerd's, Lucky's, Savon and Vitamin Shoppe. Neuromins(R)DHA is also marketed through several mail order distributors. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide. We have continued our own DHA awareness campaign in an effort to support the marketing efforts of our infant formula licensees and capsule distributors. This campaign will continue and could intensify in 2001. There can be no assurance that we will be able to successfully market our nutritional oils products for use in infant formula or as dietary supplements.

     We market our products for drug discovery directly to large pharmaceutical companies and research institutions such as the National Institutes of Health. We market our diagnostic products directly to large pharmaceutical and research institutions and through distribution agreements with Intergen (R) Company and Kirkegaard & Perry Laboratories.

                                   COMPETITION

     The health care and biological sciences industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of which have financial, technical and marketing resources significantly greater than us. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with our products and technologies. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products and technologies competitive with our products on their own or through joint ventures. The existence of products and technologies of which we are not aware, or products and technologies that may be developed in the future, may adversely affect the marketability of products and technologies that we have developed.

     The development of a DHA-containing fish oil provides an alternative to our DHA oil for infant formula applications. Though it is a lower cost product relative to our DHA, fish oil has odor, stability and taste characteristics that may limit the usefulness of the oil in food products. We are also aware of the development of microencapsulated fish oil products by several large companies, including BASF and F. Hoffman-LaRoche Ltd. Though microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil.

     Because non-microencapsulated fish oil is significantly less costly than our DHA oil, fish oil will present a substantial competitive threat to our Neuromins(R) DHA. Published reports, however, have cited a number of fish oils as containing chemical toxins that are not present in our oils. In addition, we believe that the combination of either fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe claims of our patents. We are also aware that OmegaTech, Inc., an early stage company, is able to produce DHA from a strain of algae containing DHA and is currently marketing this product as an adult nutritional supplement. We are currently unable to evaluate the degree of competitive threat that this fungal source of DHA will present to our DHA oil in the future.

     We are also aware of several large companies promoting ARA oil. We are currently unable to evaluate whether any of these companies has the ability to produce ARA oil or whether these companies will present a competitive threat to our ARA in the future.

     Small amounts of ARA can be derived from egg yolk lipids, but are not in the same molecular form as found in breast milk. DHA can also be found in egg yolks of chickens when fed a special diet containing, for example, fish meal. ARA and DHA derived by this method are currently being added to infant formula by Milupa, which was acquired by Numico in 1995. We believe that it is more expensive to produce DHA and ARA using this source than our process of producing DHA and ARA oils. Furthermore, the addition of DHA and ARA from egg yolk at levels equivalent to those found in human milk will result in dietary levels of lecithin and cholesterol far in excess of that found in human milk.

     There may be other competitive sources of DHA and ARA of which we are not aware. The fact that many of the companies mentioned above are larger, more experienced and better capitalized than us raises the significant risk that these companies may be able to use their resources to develop cheaper sources of DHA and ARA in the future than our current technology permits.

     Sales of certain of our isotope products for drug discovery, especially our carbon-13 labeled glucose (a non-proprietary product), are the subject of intense competition. Our primary competitors for carbon-13 glucose in the U.S. are Isotec, Inc. and Cambridge Isotope Labs, companies that are also manufacturers of carbon-13, a primary raw material in the production of carbon-13 glucose. We are also aware of Silantes, a German company, that is currently marketing isotope products in Europe. In an effort to compete better with these companies in the reagents market, we have focused recent efforts on producing new, carbon-13 labeled media that have demonstrated better performance and competitive pricing then carbon-13 labeled glucose. We expect that competition in the carbon-13 glucose market will continue to remain strong in 2001, and as a result, may limit the manufacturing and selling of these products in favor of higher performing media.

     In the area of diagnostics for drug discovery, our major competitors consist of life science reagent suppliers such as Amersham Pharmacia, Molecular Probes, Prozyme and Cyanotech.

     Our products for drug discovery compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and proprietary position.

     Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

                  PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     Our success is dependent in part on our ability to obtain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and through trade secrets in other cases. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We have obtained approximately 25 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2017. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. There can be no assurance that:

- any patent applications filed by, assigned to, or licensed to us will be granted;

-    we will develop additional products that are patentable;

- any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions;

- any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or

- issued patents, or patents that may issue, will provide protection against competitive products or otherwise be commercially valuable.

     Furthermore, patent law relating to the scope of claims in the fields of health care and biosciences is still evolving, and our patent rights are subject to this uncertainty. Our patent rights on our products therefore might conflict with the patent rights of others, whether existing now or in the future. Alternatively, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling the affected products.

     We have been issued seven U.S. patents covering certain aspects of our DHA and/or ARA oils. We have applied for other patents in the United States covering certain other aspects of our nutritional oils and have also filed patent applications on a selective basis in other industrialized countries, some of which are pending and some of which have been granted. We are unable to predict, however, whether these patents will be challenged, invalidated or circumvented by others. OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October, 2000, a division of the European Patent Office revoked our patent on the grounds that it is too broad. We immediately appealed this ruling, and as a result, our patent was reinstated and it will remain in effect during the appeal process, which may take up to two years.

     If we fail to obtain maintain patent protection for our nutritional oils, it would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils, future royalties on sales of infant formula containing these oils or license fees related thereto. In particular, if we fail to maintain patent protection, it would permit our competitors to produce products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula manufacturers under license or those which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.

     Our other patents cover our photobioreactor system for culturing microalgae and certain aspects of our breath test technology; our Celtone(R) and Celtone(R) M technology, and our "Fast Track" technology.

     We also rely on trade secrets and proprietary know-how, which we seek to protect in part by confidentiality agreements with our collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

                    GOVERNMENT REGULATION AND PRODUCT TESTING

     Our products and our manufacturing and research activities are subject to varying degrees of regulation by a number of state and federal regulatory authorities in the United States, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"). The products developed by us are subject to potential regulation by FDA as food ingredients, dietary supplements, drugs and/or medical devices. The regulatory status of the product is largely determined by its intended use.

     Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe ("GRAS") food ingredients. Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. FDA has established detailed good manufacturing practice (GMP), labeling and other requirements for drugs, medical devices, infant formulas, foods and dietary supplements. The requirements for drugs, medical devices and infant formulas generally are much more stringent than the requirements for foods and dietary supplements.

     Our infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing our oils. Sales of our products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Five of our infant formula licensees have obtained the regulatory approval, where required, to sell term or pre-term infant formula supplemented with our oils in over 70 countries. No company has yet launched an infant formula containing our oils in the United States.

     We believe that our DHA and ARA are GRAS when used as ingredients in infant formulas and, as such, are exempt from the premarket approval requirements for food additives. In February 2000, we filed a GRAS Notification with the FDA for the use of our DHA and ARA in infant formula. We believe that the FDA review of the GRAS notification should ultimately have a favorable outcome, but this review likely will not be completed for at least another three to six months. In addition, each of our licensees must file an infant formula premarket notification and meet the statutory and regulatory requirements established for such notifications before launching an infant formula in the United States that contains our oils. There can be no assurance that:

- the FDA will take the position that DHA and ARA are GRAS ingredients and, therefore, exempt from the definition of food additives;

- the FDA will complete its review of the GRAS notification in the next three to six months;

- a licensee will pursue the necessary regulatory steps to market an infant formula containing our DHA and ARA in the U.S.;

- a licensee's infant formula premarket notification will provide sufficient data to support the marketing of an infant formula containing our DHA and ARA; or

- the regulatory process will not involve significantly longer delays that may materially and adversely affect the timing and introduction of infant formulas containing our products.

          The Federal Dietary Supplement Health and Education Act of 1994 ("DSHEA") regulates the use and marketing of dietary supplements. We are currently marketing a line of DHA dietary supplements, Neuromins(R) and Neuromins(R) PL. In addition, we are researching and developing new applications for our DHA and ARA oils. We believe that our DHA and ARA are not subject to premarket notification requirements when marketed for use as dietary supplements. There can be no assurance that the FDA would agree that a premarket notification is not required or that we will be able to comply with the requirements of DSHEA or any regulations that the FDA may promulgate thereunder.

     Our fluorescent pigment and other products derived from microalgae are subject to potential regulation by FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that Martek or our licensees or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket authorizations or that FDA ultimately would authorize the marketing of such products on a timely basis, if at all.

     For pharmaceutical uses of products derived from microalgae, there can be no assurance that required clinical testing will be completed successfully within any specified time period, if at all, with respect to our products. Additionally, there is no assurance that Martek or our licensees or collaborators will be able to develop the extensive data needed to establish the safety and efficacy of these products for approval for drug uses, or that such drug products will not be subject to regulation as biological products or as controlled substances, which would affect marketing and other requirements.

     Many of our products are in research or development phases. We cannot predict all of the regulatory requirements or issues that may apply to or arise in connection with our products. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent us or our licensees or collaborators from complying with such requirements.

     Due to the cost and time commitment associated with the FDA regulatory process, as well as our lack of experience in obtaining FDA regulatory clearances, we will decide on a product-by-product basis whether to handle relevant clearance and other requirements independently or to assign such responsibilities to our licensees or future collaborative partners. There can be no assurance that Martek or our licensees or collaborators will be able to obtain such regulatory clearances, if required, on a timely basis or at all. Delays in receipt of, or failure to receive, such clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

     In connection with our decision to manufacture certain of our products, we will be required to adhere to applicable current GMP requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements, and records and other documentation controls. The GMP requirements for foods, infant formulas, drugs and medical devices vary widely. As the manufacturer of DHA and ARA that are marketed as dietary supplements and that presumably one day will be sold as ingredients in infant formulas sold in the United States, we are subject to GMP and various other requirements applicable to infant formulas and dietary supplements. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant infant formula and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

                                    EMPLOYEES

     As of October 31, 2000, we had 134 full-time employees, of whom 17 had Ph.D.s. Approximately 49 employees are engaged in research and development and contract related research and development activities, 56 are engaged in production or production development related activities and 29 are in administrative, business development, and sales and marketing positions. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning our directors contained under the captions "Nominees for Election as a Director for Terms Expiring in 2004" and "Directors Continuing in Office" and, with regard to Item 405 of Regulation S-K, the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2001 Proxy Statement is hereby incorporated herein by reference.

     Our executive officers are as follows:


           NAME              AGE                      POSITION
           ----              ---                      --------

Henry Linsert, Jr.           60    Chairman, Chief Executive Officer and Director
Richard J. Radmer, Ph.D.     58    President, Chief Scientific Officer and
                                   Director
Thomas C. Fisher             54    Senior Vice President, Operations
David J. Kyle, Ph.D.         47    Senior Vice President, Research and Development
Jerome C. Keller             58    Senior Vice President, Sales & Marketing
George P. Barker             61    Senior Vice President,
                                   General Counsel and Secretary
Peter L. Buzy                41    Chief Financial Officer and Treasurer


     Henry Linsert, Jr. joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp., a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington University and a B.A. from Duke University.

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

     George P. Barker joined Martek in June 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Martek, Mr. Barker was Senior Vice President of Howard County General Hospital, Inc. - a member of Johns Hopkins Medicine and its affiliate Howard County Health Services, Inc. In these positions, Mr. Barker had both legal and business responsibilities. From 1982 to 1991, Mr. Barker was Senior Vice President for Development, General Counsel and Secretary of The Enterprise Development Company, a real estate development company located in Columbia, Maryland. Prior to 1982, Mr. Barker held positions as a partner of a Baltimore, Maryland, law firm and Associate General Counsel and Assistant Secretary of The Rouse Company, a real estate development company also located in Columbia, Maryland. Mr. Barker has an A.B. degree from Princeton University and a LL.B. degree from Columbia University.

     Peter L. Buzy joined Martek in March 1998 as Chief Financial Officer. Prior to joining Martek, Mr. Buzy spent 13 years with the accounting firm of Ernst & Young LLP, most recently as an audit partner in the Northern Virginia High Technology/Life Sciences Practice. Mr. Buzy was a member of the Ernst & Young audit team servicing Martek from 1986 to 1996, and as such has played a vital role in advising the

Company on various technical accounting and finance related issues. Mr. Buzy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received his B.S.in accounting from Salisbury State University.


ITEM 2.  PROPERTIES.

     We lease an aggregate of approximately 40,000 square feet of laboratory, manufacturing, technical and administrative space in Columbia, Maryland, 6,000 square feet of which is currently being subleased. Our lease expires in 2004, but we have an option to extend the lease through 2009 at the expiration of the initial lease.

     We produce oils rich in DHA and ARA at our fermentation facility located in Winchester, Kentucky, using our proprietary technology. The facility is located on eight acres and occupies approximately 30,000 square feet holding two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment. In addition, we have an oil processing plant at the Winchester facility which was put into production in 1997 and occupies approximately 6,000 square feet. The fermentation facility and certain equipment in the oil processing plant are collateral for our currently outstanding term loan.

ITEM 3.  LEGAL PROCEEDINGS.

     OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October, 2000, a division of the European Patent Office revoked our patent on the grounds that it is too broad. We immediately appealed this ruling, and as a result, our patent was reinstated and it will remain in effect during the appeal process, which may take up to two years.

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption "Price Range of Common Stock" and "Stock Description and Form 10-K" on the inside back cover of our Annual Report to Stockholders for the fiscal year ended October 31, 2000, is included herein as Exhibit 13.01, and those portions are incorporated by reference into
Part II of this report. We have not declared any cash dividends during the two-year period ending October 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information set forth under the caption "Selected Financial Data" on page 6 of our Annual Report to Stockholders for the fiscal year ended October 31, 2000, is included herein as Exhibit 13.01, and that portion of the annual report is incorporated by reference into Part II of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended October 31, 2000, is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures regarding market risk are not required because the underlying risk items are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 2000 Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 11 through 20 of our Annual Report to Stockholders for the fiscal year ended October 31, 2000, is included herein as
Exhibit 13.01, and those portions are incorporated by reference into Part II of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information relating to our Directors and Executive Officers is set forth in
Part I of this report under the caption Item I - Business "Directors and Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in our 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Beneficial Ownership of Common Stock" in our 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

     The following Financial Statements and Report of Independent Auditors set forth on the pages indicated in our Annual Report to Stockholders for the year ended October 31, 2000 are included in Exhibit 13.01 to this report and are incorporated into Item 8 of this Report:


                                                                    Page(s)in Company's Annual
                                                                       Report to Stockholders
                                                                       ----------------------

     Balance Sheets as of October 31,  2000 and 1999                              11

     Statements of Operations for the Years Ended                                 12
     October 31, 2000, 1999 and 1998

     Statements of Stockholders' Equity for the
     Years Ended October 31, 2000, 1999 and 1998                                  13

     Statements of Cash Flows for the Years Ended
     October 31, 2000, 1999 and 1998                                              14

     Notes to Financial Statements                                              15 - 20

     Report of Independent Auditors                                               20



(a)(2) Financial Statement Schedules

     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements.

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

                        S-3, File No. 33-93580, filed June 16, 1995, and
                        incorporated by reference herein).
         4.04           Form of Rights Agreement dated as of January 24, 1996
                        between the Company and Registrar and Transfer Company,
                        as Rights Agent (filed as Exhibit 1 to the Company's
                        Form 8-K, File No. 0-22354, filed January 29, 1996, and
                        incorporated by reference herein).
         4.05           Form of First Amendment to Rights Agreement between the
                        Company and Registrar and Transfer Company, as Rights
                        Agent (filed as Exhibit 99.1 to the Company's Form 8-K,
                        File No. 0-22354, filed November 9, 1998 and
                        incorporated by reference herein).
        10.01           Form Indemnification Agreement for directors.
        10.02           1986 Stock Option Plan, as amended.
        10.03           1992 Registration Rights Agreement between the Company and
                        Preferred Stockholders.
        10.04           Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
        10.05           Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
        10.06           Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
        10.07           Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
        10.08           Form of Proprietary Information, Inventions and
                        Non-Solicitation Agreement.
        10.12           Collaborative Research and License Agreement, dated
                        April 30, 1993, as amended June 11, 1993, between the
                        Company and the Trustees of Columbia University.
        10.13           Lease, commencement date October 15, 1992, between the
                        Company and Aetna Life Insurance Company, as modified on
                        August 5, 1993.
        10.14           License Agreement, dated September 10, 1992, between the
                        Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia
                        B.V.*
        10.14A          Exhibits to September 10, 1992 License Agreement between the
                        Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia
                        B.V.*
        10.15           License Agreement, dated October 28, 1992, between the
                        Company and Mead Johnson & Company.*
        10.15A          Exhibits to October 28, 1992 License Agreement between the
                        Company and Mead Johnson & Company.*
        10.16           License Agreement, dated January 28, 1993 between the
                        Company and American Home Products Corporation
                        represented by the Wyeth-Ayerst Division (Domestic
                        Version) and American Home Products Corporation
                        represented by its agent Wyeth-Ayerst International
                        (International Version).*
        10.16A          Exhibits to January 28, 1993 License Agreements between
                        the Company and American Home Products Corporation
                        represented by the Wyeth-Ayerst Division (Domestic
                        Version) and American Home Products Corporation
                        represented by its agent Wyeth-Ayerst International
                        (International Version).*
        10.17           Management Cash Bonus Incentive Plan, dated June 10, 1993.
        10.18           Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
        10.19           Letter of Intent, dated January 13, 1995, between the
                        Company and Golden Technologies Corporation (filed as
                        Exhibit 10.19 to the Company's 1994 Form 10-K, File No.
                        0-22354, and incorporated by reference herein).
        10.20           Second Lease Modification Agreement, dated September 27,
                        1994, between the Company and Aetna Life Insurance
                        Company (filed as Exhibit 10.20 to the Company's 1994
                        Form 10-K, File No. 0-22354, and incorporated by
                        reference herein).
        10.21           Purchase and Sale Agreement, dated February 16, 1995,
                        between the Company and Zeagan, Inc. (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File
                        No. 33-89760, filed March 15, 1995, and incorporated by
                        reference herein).
        10.22           Directors' Stock Option Plan (filed as Exhibit 4.1(b) to the
                        Company's Registration Statement on Form S-8, File No.
                        33-79222, filed May 23, 1994, and incorporated by reference herein).
        10.23           Manufacturing Agreement, dated December 31, 1996,
                        between the Company and DSM Food Specialties (formerly
                        Royal Gist-brocades B.V.)* (filed as Exhibit 10.23 to
                        the Company's Annual Report on Form 10-K for the fiscal
                        year ended October 31, 1996).
        10.24           Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company's Registration Statement on
                        Form S-8, File No. 333-27671, filed May 22, 1997, and
                        incorporated by reference herein).
        10.25           Third Amendment of Lease, dated August 1, 1997 between the
                        Company and M.O.R Columbia Limited Partnership (filed as
                        exhibit 10.25 to the Company's 1997 10-K, File No. 22354,
                        and incorporated by reference herein).
        10.26           Fourth Amendment of Lease, dated August 5, 1998 between
                        the Company and M.O.R Columbia Limited Partnership
                        (filed as exhibit 10.26 to the Company's 1998 Form 10-K,
                        File No. 22354, and incorporated by reference herein).
        10.27           Employment Agreement, dated January 16, 1998, between the
                        Company and Peter L. Buzy (filed as exhibit 10.27 to the
                        Company's 1998 Form 10-K, File No. 22354, and Incorporated
                        by reference herein).
        10.28           Common Stock and Warrant Purchase Agreement, dated April
                        27, 1998, by and among the Company and the Selling
                        Stockholders (filed as exhibit 99.2 to the Company's
                        Form 8-K, File No. 22354, dated April 27, 1998 and
                        incorporated by reference herein).
        10.29           Common Stock and Warrant Purchase Agreement, dated May
                        28, 1999, by and among the Company and the Selling
                        Stockholders (filed as exhibit 99.2 to the Company's
                        Form 8-K, File No. 22354, dated June 9, 1999 and
                        incorporated by reference herein).
        10.30           License Agreement, dated March 31, 2000 between the
                        Company and Abbott Laboratories * (filed as exhibit
                        10.30 to the Company's quarterly report on Form 10-Q for
                        the quarter ended April 30, 2000, and incorporated by
                        reference herein).
        10.31           Employment Agreement, dated June 1, 2000 between the
                        Company and George P. Barker.**
        13.01           Portions of the Annual Report to Stockholders of the Company
                        for the year ended October 31, 2000.**
        23.01           Consent of Ernst & Young LLP, Independent Auditors.**
        24.01           Power of Attorney of the Board of Directors (included
                        on the signature page of this report).**
        27.01           Financial Data Schedule.**
         99.1           Cautionary Statements for purposes of the "safe harbor"
                        provisions of the private securities litigation reform act of 1995.**




  * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.


 ** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).




(b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2001.


                                             MARTEK BIOSCIENCES CORPORATION



                                             By /s/ Henry Linsert, Jr.
                                                --------------------------------
                                                  Henry Linsert, Jr.
                                                  Chief Executive Officer
                                                  and Director


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry Linsert, Jr. and Peter L. Buzy, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.


Signatures                                 Title                              Date
----------                                 -----                              ----
/s/ Henry Linsert, Jr.          Chief Executive Officer and             January 26, 2001
------------------------        Director (Principal Executive
Henry Linsert, Jr.               Officer)

/s/Peter L. Buzy                Principal Financial and                 January 26, 2001
------------------------        Accounting Officer
Peter L. Buzy

/s/ Jules Blake                 Director                                January 26, 2001
------------------------
Jules Blake

/s/ Ann L. Johnson              Director                                January 26, 2001
------------------------
Ann L. Johnson

/s/ Gordon S. Macklin           Director                                January 26, 2001
------------------------
Gordon S. Macklin

/s/ Douglas J. MacMaster, Jr.   Director                                January 26, 2001
-----------------------------
Douglas J. MacMaster, Jr

/s/ John H. Mahar               Director                                January 26, 2001
------------------------
John H. Mahar

/s/ Sandra Panem                Director                                January 26, 2001
------------------------
Sandra Panem

/s/ Richard J. Radmer           President and Director                  January 26, 2001
------------------------
Richard J. Radmer

/s/ Eugene J. Rotberg           Director                                January 26, 2001
------------------------
Eugene H. Rotberg

/s/ William D. Smart            Director                                January 26, 2001
------------------------
William D. Smart

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

 10.29 Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among The Company and the Selling Stockholders (filed as exhibit
          99.2 to the Company's Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein).
 10.30    License Agreement, dated March 31, 2000 between the Company and
          Abbott Laboratories * (filed as exhibit 10.30 to the Company's quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).
 10.31    Employment Agreement, dated June 1, 2000 between the
          Company and George P. Barker.**
 13.01 Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 2000.**
 23.01    Consent of Ernst & Young LLP, Independent Auditors.**
 24.01 Power of Attorney of the Board of Directors (included on the signature page of this report).**
 27.01    Financial Data Schedule.**
 99.1 Cautionary Statements for purposes of the "safe harbor" provisions of the private securities litigation reform act of 1995.**


---------------
 * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

** Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 33-68522).