Form 10-Q
period 2001-01-31
MARTEK BIOSCIENCES CORP
filed 2001-03-16
CIK 892025

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

      Common stock, par value $.10 per share: 19,136,999 shares outstanding as of March 12, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets

 ($ in thousands, except share data)
--------------------------------------------------------------------------------
                                                      January 31,    October 31,
                                                         2001           2000
--------------------------------------------------------------------------------
                                                      (Unaudited)
Assets:
Current assets

     Cash and cash equivalents                             $1,428        $2,682
     Short-term investments and marketable securities      11,791        16,582
     Accounts receivable                                    3,554         2,520
     Inventories  (Note 3)                                  5,721         5,126
     Other current assets                                   2,025         1,883
                                                      --------------------------
Total current assets                                       24,519        28,793
Property, plant and equipment, net                         16,069        16,146
Other assets                                                  640           503
                                                      --------------------------

Total assets                                              $41,228       $45,442
                                                      ==========================


Liabilities and stockholders' equity:
Current liabilities

     Accounts payable                                        $800          $948
     Accrued liabilities                                    3,309         3,979
     Current portion of notes payable                         191           472
     Current portion of unearned revenue                    2,107         2,128
                                                      --------------------------
Total current liabilities                                   6,407         7,527
Long-term portion of unearned revenue                       2,434         2,460
Commitments (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value, 4,700,000
        shares authorized; none issued or outstanding         ---           ---
     Series A junior participating preferred stock,
        $.01 par value, 300,000 shares authorized;
        none issued or outstanding                            ---           ---
     Common stock, $.10 par value; 30,000,000  shares
        authorized; 17,852,512 and 17,806,079 shares
        issued and outstanding at January 31, 2001 and
        October 31, 2000, respectively                      1,785         1,781
     Additional paid-in capital                           123,937       123,474
     Deferred compensation                                  (141)         (173)
     Accumulated other comprehensive income/(loss)              7           (2)
     Accumulated deficit                                  (93,201)      (89,625)
                                                      --------------------------
Total stockholders' equity                                 32,387        35,455
                                                      --------------------------

Total liabilities and stockholders' equity                $41,228       $45,442
                                                      ==========================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Operations

(Unaudited - $ in thousands, except share and per share data)

                                                Three months ended January 31,
--------------------------------------------------------------------------------
                                                        2001               2000
--------------------------------------------------------------------------------

Revenues:
    Product sales:
       Nutritional product sales                      $2,515               $912
       Stable isotope and other product sales            472                676
       Royalties                                         472                 91
                                                 -------------------------------
    Total product sales and royalties                  3,459              1,679
    Research and development contracts and grants          9                112
    Licensing fees and other revenue                      27                ---
                                                 -------------------------------
Total revenues                                         3,495              1,791
Costs and expenses:
    Cost of product sales                              2,340              1,228
    Research and development                           3,007              2,837
    Selling, general and administrative                1,760              1,613
    Other operating expenses                             245                ---
                                                 -------------------------------
Total costs and expenses                               7,352              5,678
                                                 -------------------------------
Loss from operations                                  (3,857)            (3,887)
Other income (expense):
    Miscellaneous income                                  34                 31
    Interest income                                      254                199
    Interest expense                                      (7)              (126)
                                                 -------------------------------
Total other income                                       281                104
                                                 -------------------------------

Net loss                                             ($3,576)           ($3,783)
                                                 -------------------------------

Net loss per share, basic and diluted                 ($0.20)            ($0.23)
--------------------------------------------------------------------------------

Weighted average common shares outstanding        17,811,565         16,503,972
--------------------------------------------------------------------------------

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                                  Three Months ended January 31,
--------------------------------------------------------------------------------

                                                         2001             2000
--------------------------------------------------------------------------------

Operating activities:
  Net loss                                          ($3,576)            ($3,783)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                      431                 376
     Other non-cash items                                66                  87
     Changes in assets and liabilities:
        Accounts receivable                          (1,034)               (173)
        Inventories                                    (595)                395
        Other assets                                   (287)               (183)
        Accounts payable                               (148)                 61
        Accrued liabilities                            (670)                (36)
        Unearned revenue                                (47)                ---
                                                   -----------------------------
  Net cash used in operating activities              (5,860)             (3,256)

Investing activities:
     Purchase of short-term investments
          and marketable securities                  (2,700)             (1,047)
     Proceeds from sale of short-term
          investments and marketable securities       7,500               5,000
     Purchase of property, plant and equipment         (346)               (161)
                                                   -----------------------------
  Net cash provided by investing activities           4,454               3,792

Financing activities:
     Proceeds from the exercise of warrants
          and options                                   433                 122
     Repayment of notes payable                        (281)               (353)
                                                   -----------------------------
  Net cash provided by (used in) financing activities   152                (231)
                                                   -----------------------------

  Net (decrease) increase in cash and cash
          equivalents                                (1,254)                305
  Cash and cash equivalents at beginning of year      2,682               1,180
                                                   -----------------------------

  Cash and cash equivalents at end of period         $1,428              $1,485
--------------------------------------------------------------------------------

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Stockholders' Equity
(Unaudited - $ in thousands)


                                                                     Accumulated
                                             Additional                 Other
                             Common Stock     Paid-in    Deferred   Comprehensive Accumulated
                            Shares   Amount   Capital  Compensation Income (Loss)   Deficit    Total
------------------------------------------------------------------------------------------------------

Balance at
October 31, 2000          17,806,079  $1,781  $123,474       ($173)          ($2)   ($89,625) $35,455
------------------------------------------------------------------------------------------------------

Exercise of stock
   options, warrants and
   other                      46,433       4       429          ---           ---        ---      433
Deferred compensation
   on stock options              ---     ---        34         (34)           ---        ---      ---
Amortization of deferred
   compensation                  ---     ---       ---          66            ---        ---       66
Net loss                         ---     ---       ---          ---           ---     (3,576)  (3,576)
Other comprehensive
   income:
  Unrealized gain
  on investments                 ---     ---       ---          ---             9        ---        9
                                                                                              --------
    Comprehensive loss                                                                         (3,567)
-------------------------------------------------------------------------------------------------------
Balance at
January 31, 2001          17,852,512  $1,785  $123,937       ($141)            $7   ($93,201) $32,387
-------------------------------------------------------------------------------------------------------

See accompanying notes.

Notes to Financial Statements (Unaudited)


1.  Basis of Presentation and Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's Annual Report on Form 10-K for the year ended October 31, 2000.

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

Impairment of Long Lived Assets and Long Lived Assets to be Disposed Of. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. For purposes of estimating undiscounted cash flows, the Company does not group cash flows on different levels as only one significant line of business is identified. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In the past, the Company has not incurred any impairment expense.

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

Short-term Investments and Marketable Securities. The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification cost and consist of U.S. government obligations with average maturities of less than six months. Unrealized gains and losses on these securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholder's equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, based on the specific identification method.

Comprehensive Income (Loss). Comprehensive income (loss) is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the three months ended January 31, 2001 was $3,567,000 versus $3,767,000 for the comparable period in 2000.

Reclassification. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

2.  Commitments and Notes Payable

The Company had commitments at January 31, 2001 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through January 31, 2001, would not have a material effect on the financial statements.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

Martek  currently   contracts  with  a  third  party  supplier  to  produce  its arachidonic acid oil. At January 31, 2001, the Company had outstanding inventory purchase commitments to this supplier totaling approximately $4.0 million.

The Company is required to meet certain covenants in relation to its term loan, which had an outstanding balance of $191,000 at January 31, 2001. These covenants outline minimum cash, current ratio and net worth requirements. The Company was in compliance with all of these covenants at January 31, 2001.

3.  Inventories

Inventories consist of the following:
                                              January 31,         October 31,
                                                  2001                2000
                                            -----------------    ---------------
               Finished Products                  $5,026,000         $3,850,000
               Work in Process                       747,000          1,035,000
               Raw Materials                         278,000            521,000
                                            -----------------    ---------------
                                                   6,051,000          5,406,000
               Less Inventory Reserve               (330,000)          (280,000)
                                            -----------------    ---------------
                                                  $5,721,000         $5,126,000
                                            =================    ===============

4.  Income Taxes

At January 31, 2001, the Company has net operating loss carryforwards of approximately $109,175,000 for income tax purposes that expire in years 2001 through 2020.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's total net deferred tax assets, which resulted primarily from net operating losses, were $43,670,000 and $42,239,000 at January 31, 2001 and October 31, 2000,
respectively. Because it is more likely than not that some portion or all of these deferred tax assets will not be realized, they were fully reserved for by a valuation allowance at January 31, 2001 and 2000.

5.  Unearned Revenue

On March  31,  2000,  Martek  entered  into a  worldwide  non-exclusive  license agreement relating to the use of the Company's proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, has been recorded as unearned revenue as of January 31, 2001. Of this amount, $500,000 may be credited against on-going royalties or Abbott Laboratories' purchase from the Company of its products. The license fees are non-refundable and will be recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. The non-refundable royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $25,000 in license fee revenue and no royalty revenues from this agreement during the three-month period ended January 31, 2001.

6.  Subsequent Event

On March 2, 2001, 1,279,237 shares of the Company's common stock and warrants to purchase 319,811 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $19 million. The stock was issued at the closing market price as of February 27, 2001 of $15.875 per share. The warrants are exercisable for a period of five years from the date of issuance at $19.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning our:

- expectations   regarding   future  revenue  growth,   product   introductions,
  distribution, sales, applications and potential marketing partnerships;
- expectations  regarding sales and royalties by and from our formula licensees;
- expectations regarding our GRAS Notification with the FDA and potential marketing of our oils by our U.S. infant formula licensees;
- expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;
- expectations   regarding  future  research  and  development   costs;  and
- expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities.

Forward-looking statements include those statements containing words such as:

- "will,"
- "should,"
- "could,"
- "anticipate,"
- "believe,"
- "plan,"
- "estimate,"
- "expect,"
- "intend," and other similar expressions.

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in this Management's Discussion and Analysis, in Exhibit 99.1 to this Form 10-Q, and in various other filings with the Securities and Exchange Commission ("SEC").

General

Martek Biosciences Corporation ("We," "Martek" or "the Company") was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed stable isotope and fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1989, we began to realize revenues from sales of our stable isotope products. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins(R), a DHA dietary supplement. In 1998, we first realized revenues from the sale of our new phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing over 60% of the estimated $6 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in fifteen countries and pre-term infant formula products containing our oils in approximately 70 countries around the world.

We have incurred losses in each year since our inception. At January 31, 2001, our accumulated deficit was $93,201,000. We expect to continue our development, production optimization and product marketing activities and as a result, expect our losses to continue for at least the next year, or until significant sales of our nutritional oils and Neuromins(R) DHA products occur and/or until significant royalties from sales of infant formula products containing our oils are recognized. In addition, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

- FDA and other regulatory  approvals for products containing our oils;
- market introductions  of  products by our  licensees;  and/or
- agreements with other future third-party collaborators. Because of this, the timing or likelihood of future profitability is largely dependent on factors over which we have no control.

Management Outlook and Regulatory Issues

We believe that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that, in fiscal 2001, term infant formulas containing our oils will be introduced in additional countries and revenues from the sales of our nutritional oils will continue to grow. To date, five of our infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with our oils in approximately 70 countries for term or pre-term infant formula products. No company has yet launched an infant formula containing our oils in the United States.

We believe that our DHA and ARA are generally recognized as safe ("GRAS") when used as ingredients in infant formulas and, as such, are exempt from the pre-market approval requirements for food additives. In February 2000, we filed a GRAS Notification with the FDA for the use of our DHA and ARA in infant formula. We believe that the FDA review of the GRAS Notification should ultimately have a favorable outcome, but that it is likely that this review will not be completed for at least another three to six months from the date of this Form 10-Q. In addition, each of our licensees must file an infant formula pre-market notification and meet the statutory and regulatory requirements established for such notifications before launching an infant formula in the United States that contains our oils. There can be no assurance that:

- the FDA will take the position that DHA and ARA are GRAS ingredients and, therefore, exempt from the definition of food additives;

- the FDA will complete its review of the GRAS Notification in the next three to six months;

- a licensee will pursue the necessary regulatory steps to market an infant formula containing our DHA and ARA in the U.S.;

- a licensee's infant formula pre-market notification will provide sufficient data to support the marketing of an infant formula containing our DHA and ARA; or

- the regulatory process will not involve significantly longer delays that may materially and adversely affect the timing and introduction of infant formulas containing our products.

Notwithstanding this continued uncertainty in the U.S. regulatory process, we anticipate that during the next twelve months, infant formula products containing our oils will continue to be introduced in various countries around the world and overall product sales, including sales from infant formula related products, will increase over the prior year.

Results Of Operations

Revenues increased to $3,495,000 in the quarter ended January 31, 2001, a 95% increase from revenues of $1,791,000 for the same period last year. This increase is primarily due to increased nutritional product sales and royalties. Our total product sales and royalties increased $1,780,000 in the quarter ended January 31, 2001, a 106% increase over the quarter ended January 31, 2000. Sales of nutritional products increased by $1,603,000 or 176% in the quarter ended January 31, 2001 over the same period last year. Our royalties on sales of infant formula products increased $381,000 in the quarter ended January 31, 2001, a 419% increase over the quarter ended January 31, 2000. The increase in our nutritional product sales is primarily due to increased sales of oil to infant formula licensees. The increase in royalties is primarily due to the increased volume of oil sales to licensees under royalty-bearing arrangements in the third and fourth quarters of fiscal year 2000 for which trailing royalties were not earned until the first quarter of fiscal 2001.

Sales of stable isotopes and other products decreased $204,000 in the quarter ended January 31, 2001 or 30% when compared to the first quarter of fiscal 2000. This decrease is primarily due a change in our focus to higher margin isotopes, de-emphasizing sales of low margin reagent products in markets where prices have declined due to strong competition.

Our revenues from research and development work decreased $103,000 in the quarter ended January 31, 2001 compared to the same period last year. The decrease was due to a decrease in grant-related research during the quarter.

Our revenues from license fees and other revenue increased $27,000 in the quarter ended January 31, 2001 when compared to the quarter ended January 31, 2000, primarily due to license fees earned from our license agreement with Abbott Laboratories, which was entered into on March 31, 2000.

Cost of product sales and royalties decreased to 68% of product sales and royalties in the quarter ended January 31, 2001, down from 73% for the same period last year. This improvement in margin is primarily due to the mix of sales, which in the quarter ended January 31, 2001, included a higher percentage of sales to infant formula licensees under all inclusive pricing arrangements. We are in the process of finalizing all-inclusive pricing arrangements with our most active infant formula licensees, and for the first quarter of fiscal year 2001, approximately 95% of our sales of oil to infant formula licensees were made under all-inclusive pricing arrangements. The change to all-inclusive pricing will not have a material impact on our overall financial results as the economics of all-inclusive pricing are similar to the economics of existing royalty-bearing arrangements, with the current transfer price and royalty combined into one initial price with a slight discount. All-inclusive pricing does, however, eliminate the time lag in recognizing trailing royalty revenues, which has generally been 3 to 4 months after the initial sale of oil. If all of our sales to licensees during the quarter ended January 31, 2001 had been made using all-inclusive pricing, our revenues would have been approximately $100,000 higher, resulting in a cost of product sales and royalties of approximately 66% of revenues from product sales and royalties.

In addition to the above, our gross margin improved in the quarter ended January 31, 2001 over the same period last year due to production efficiencies realized at our Winchester, Kentucky plant as a result of increase production volume to keep up with the increased demand for our nutritional oils. We anticipate that as sales volumes continue to increase, and new, more cost effective strains of algae are introduced, the cost of production of Martek's nutritional oils will continue to decrease, resulting in additional positive impact on our sales margins.

Our research and development costs increased by $170,000, or 6%, during the quarter ended January 31, 2001 compared to the same period last year. The majority of this increase relates to the continued refinement of the fermentation and oil extraction processes at our Winchester, Kentucky production plant. We anticipate that R&D expenditures may remain high and potentially increase in the future as new, more cost- effective strains of algae are developed and introduced into full-scale production and our oil extraction and refining processes are optimized.

Selling, general and administrative expenses increased by $147,000, or 9% in the first quarter of fiscal 2001 over the first quarter of fiscal 2000, primarily as a result of increased corporate administration expenditures and the timing of print and other advertising campaigns.

We incurred other operating expenses of $245,000 during the quarter ended January 31, 2001. These expenses related primarily to start-up and other costs associated with obtaining additional capacity for the production of our DHA and ARA oils. We anticipate that these costs may increase in the future as demand for our oils increase and start-up costs from existing and potential new third-party manufacturers are incurred.

Other income, net increased $177,000, or 170%, during the quarter ended January 31, 2001 over the same period in fiscal year 2000, primarily due to increased interest earned on investments as a result of fundraising activities during fiscal year 2000, as well as a decrease in interest expense on outstanding debt, which is due to be extinguished during the second quarter of fiscal year 2001.

As a result of the foregoing, our net loss for the quarter ended January 31, 2001 was $3,576,000, or $.20 per share, as compared to a net loss of $3,783,000, or $.23 per share, for the quarter ended January 31, 2000.

Liquidity and Capital Resources

We have financed our operations primarily from:

- the issuance  and sale of equity  securities;
- product  sales and receipt of license fees;
- the exercise of stock options and  warrants;
- debt  financing; and
- revenues received under research and development contracts and grants.

     Since our inception, we have raised approximately $146 million from public and private sales of our equity securities, as well as option and warrant exercises. We recently raised approximately $10.25 million in February 2000 and approximately $20 million in February 2001 from private placements of our common stock.

Through January 31, 2001, we have incurred an accumulated deficit of $93,201,000. Our balance of cash and cash equivalents at January 31, 2001 was $1,428,000. In addition, at January 31, 2001, we had $11,791,000 in short-term investments and marketable securities. These investments and securities, which consist of U.S. Government securities with average maturities of less than six months, are available to meet our future cash needs. Our cash, cash equivalents, short-term investments and marketable securities decreased $6,045,000 during the quarter ended January 31, 2001, primarily due to our continued operating losses. In addition, our first quarter cash outlay was adversely impacted by an inventory build up of approximately $600,000 to meet anticipated future demand, and an increase in trade receivables during the first quarter of fiscal year 2001 of approximately $1.0 million.

In the future we will require substantial additional funds to:

- continue our research and development  programs;
- conduct  pre-clinical  and clinical studies;
- maintain compliance with our loan covenants; and
- commercialize our nutritional oils, Neuromins(R) DHA, and our other products under development.

The ultimate amount of funding that we will require will depend, in part, on whether we seek independently, or with other parties through collaborative agreements, to develop, manufacture and market our products. Our capital requirements will depend, among other things, on one or more of the following factors:

- growth in our infant formula and  nutritional  product sales;
- the extent and progress  of  our  research  and  development   programs;
- the  progress  of pre-clinical and clinical studies;
- the time and costs of obtaining regulatory clearances for our products that are subject to such clearances;
- the costs involved in filing,  protecting and enforcing patent claims;
- competing  technological and market  developments;
- the cost of capital expenditures at our manufacturing  facilities;
- the cost of acquiring additional and/or operating existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves); and
- the costs of marketing and commercializing our products.

The continued development and optimization of our production facility has had, and will continue to have, a material effect upon our liquidity and capital resources. We expect to make additional plant modifications which will cost at least $1 million in fiscal 2001. Capital expenditures beyond 2001 will depend in part on our production capacity needs, and the extent of development and implementation of process improvements.

We believe that, with the approximately $20 million raised on March 2, 2001, our existing capital resources will provide us adequate capital for at least the next 24 months. However, we believe that additional funds will be needed in the longer term to continue our research and development, manufacturing and marketing efforts. We intend to seek additional funding through:

- equity issuances;
- asset-based borrowing;
- product sales and license fee  arrangements;
- additional lease financing;
- collaborative arrangements with partners; and/or
- commercial and government research and development contracts and grants.

   We can offer no assurance that such financing alternatives will be available to us on terms that would be acceptable, if at all.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Quatitative and qualitative disclosures about market risk are not required because the underlying risk items are not material

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

The following information relates to the issuance of Martek securities on March 2, 2001 under a private placement:

                                                           Number of warrants to
                                                             purchase shares of
                                      Shares of Martek      Martek common stock
Name of  Shareholder                common stock received         received

Nations Small Company Fund                   100,000               25,000
Catalyst Partners, L.P.                       45,827               11,457
Catalyst International, Ltd.                   1,417                  354
Royal Bank of Canada                         125,984               31,496
Domain Public Equity Partners L.P.            80,000               20,000
Cross Atlantic Partners K/S                   31,496                7,874
Cross Atlantic Partners II, K/S               50,394               12,599
Cross Atlantic Partners III, K/S             170,079               42,520
Cross Atlantic Partners IV, K/S              100,787               25,197
Unibank A/S                                   25,197                6,299
Black Bear Fund I, L.P.                       11,575                2,894
Black Bear Offshore Fund                     114,402               28,601
Horse Eye Level Partners, L.P.                 6,299                1,575
State of Wisconsin Investment Board          258,300               64,575
George W. Haywood                            125,984               31,496
Roseheart Associates LLC Property Management  15,748                3,937
DePFA Investment Bank Ltd.                    15,748                3,937
                                           ---------              -------
                                           1,279,237              319,811

The private placement brought gross proceeds to Martek of $20.3 million. The warrants are exercisable for a period of five years from the date of issuance at $19.05/share. The common stock and warrants were issued to accredited investors in a private placement in reliance on the exemption set forth in
Section 4 (2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not Applicable

Item 4.  Submission of Matters to a vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K:

    Form 8-K filed on March 8, 2001 (announcing a $20 million financing via a private placement of Martek stock).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MARTEK BIOSCIENCES CORPORATION
                                                              (Registrant)






Date:  March 16, 2001                     /s/ Peter L. Buzy
---------------------                     --------------------------------------
                                          Peter L. Buzy,
                                          Chief Financial and Accounting Officer