Form 10-Q
period 2001-04-30
MARTEK BIOSCIENCES CORP
filed 2001-06-14
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From         to

Commission File Number 0-22354

MARTEK BIOSCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	52-1399362 (IRS Employer Identification No.)

6480 Dobbin Road, Columbia, Maryland 21045
(Address of principal executive offices)

Registrant's telephone number including area code: (410) 740-0081

None
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X    Yes           No

Common stock, par value $.10 per share: 19,316,701 shares outstanding as of June 8, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets
($ in thousands, except share data)
---------------------------------------------------------------------------------------------
                                                                      April 30,   October 31,
                                                                        2001          2000
---------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                                           $9,784       $2,682
     Short-term investments and marketable securities                    20,340       16,582
     Accounts receivable                                                  4,257        2,520
     Inventories  (Note 3)                                                5,984        5,126
     Other current assets                                                   796        1,883
                                                                -----------------------------
Total current assets                                                     41,161       28,793
Property, plant and equipment, net                                       16,047       16,146
Other assets                                                                726          503
                                                                -----------------------------

Total assets                                                            $57,934      $45,442
                                                                =============================

Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                                      $822         $948
     Accrued liabilities                                                  4,544        3,979
     Current portion of notes payable                                       ---          472
     Current portion of unearned revenue                                  2,107        2,128
                                                                -----------------------------
Total current liabilities                                                 7,473        7,527
Long-term portion of unearned revenue                                     2,407        2,460
Commitments (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value, 4,700,000
        shares authorized; none issued or outstanding                       ---          ---
     Series A junior participating preferred stock, $.01 par value,
        300,000 shares authorized; none issued or outstanding               ---          ---
     Common stock, $.10 par value; 30,000,000  shares
        authorized; 19,137,889 and 17,806,079 shares issued
        and outstanding at April 30, 2001 and October 31, 2000,
        respectively                                                      1,914        1,781
     Additional paid-in capital                                         142,776      123,474
     Deferred compensation                                                (200)        (173)
     Accumulated other comprehensive income/(loss)                            5          (2)
     Accumulated deficit                                               (96,441)     (89,625)
                                                                -----------------------------
Total stockholders' equity                                               48,054       35,455
                                                                -----------------------------

Total liabilities and stockholders' equity                              $57,934      $45,442
                                                                =============================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Operations
(Unaudited - $ in thousands, except share and per share data)
                                                Three months ended April 30,   Six months ended April 30,
---------------------------------------------------------------------------------------------------------
                                                       2001          2000             2001          2000
---------------------------------------------------------------------------------------------------------

Revenues
    Product sales
       Nutritional product sales                     $3,136        $1,151           $5,651        $2,063
       Stable isotope and other product sales           404           481              876         1,157
       Royalties                                        439           107              911           198
                                               ---------------------------   ----------------------------
    Total product sales and royalties                 3,979         1,739            7,438         3,418
    Research and development contracts and grants         8           618               17           730
    Licensing fees and other revenue                     26            11               53            11
                                               ---------------------------   ----------------------------
Total revenues                                        4,013         2,368            7,508         4,159
Costs and expenses
    Cost of product sales                             2,388         1,274            4,728         2,502
    Research and development                          3,058         3,575            6,065         6,412
    Selling, general and administrative               2,121         1,941            3,881         3,554
    Other operating expenses                             52           ---              297           ---
                                               ---------------------------   ----------------------------
Total costs and expenses                              7,619         6,790           14,971        12,468
                                               ---------------------------   ----------------------------
Loss from operations                                 (3,606)       (4,422)          (7,463)       (8,309)
Other income (expense)
    Miscellaneous income                                 40            34               74            65
    Interest income                                     328           318              582           517
    Interest expense                                     (2)          (31)              (9)         (157)
                                               ---------------------------   ----------------------------
Total other income                                      366           321              647           425
                                               ---------------------------   ----------------------------

Net loss                                            $(3,240)      $(4,101)         $(6,816)      $(7,884)
                                               ---------------------------   ----------------------------

Net loss per share, basic and diluted                $(0.17)       $(0.24)          $(0.37)       $(0.47)
---------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding       18,743,645    17,397,572       18,269,881    16,945,862
---------------------------------------------------------------------------------------------------------
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)
                                                                           Six Months ended April 30,
------------------------------------------------------------------------------------------------------

                                                                              2001             2000
------------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                                  $(6,816)         $(7,884)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                              872              755
     Other non-cash items                                                       150              ---
     Changes in assets and liabilities:
        Accounts receivable                                                  (1,737)          (1,197)
        Inventories                                                            (858)           1,242
        Other assets                                                            845             (235)
        Accounts payable                                                       (126)            (175)
        Accrued liabilities                                                     565              (83)
        Unearned revenue                                                        (74)           4,489
                                                                        ------------------------------
  Net cash used in operating activities                                      (7,179)          (3,088)

Investing activities:
     Purchase of short-term investments and marketable securities           (27,027)         (15,583)
     Proceeds from sale of short-term investments and
          marketable securities                                              23,276            9,250
     Purchase of property, plant and equipment                                 (754)            (392)
                                                                        ------------------------------
  Net cash used in investing activities                                      (4,505)          (6,725)

Financing activities:
     Proceeds from the issuance of common stock in private placement         18,710           10,249
     Proceeds from the exercise of warrants and options                         548            2,494
     Repayment of notes payable                                                (472)            (715)
                                                                        ------------------------------
  Net cash provided by financing activities                                  18,786           12,028
                                                                        ------------------------------

  Net increase in cash and cash equivalents                                   7,102            2,215
  Cash and cash equivalents at beginning of year                              2,682            1,180
                                                                        ------------------------------

  Cash and cash equivalents at end of period                                 $9,784           $3,395
------------------------------------------------------------------------------------------------------
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Stockholders' Equity
(Unaudited - $ in thousands)
                                                                           Accumulated
                               Common Stock     Additional                    Other
                               ------------      Paid-in     Deferred     Comprehensive  Accumulated
                              Shares    Amount   Capital   Compensation   Income (Loss)    Deficit     Total
---------------------------------------------------------------------------------------------------------------
Balance at
October 31, 2000             17,806,079  $1,781   $123,474         ($173)           ($2)   ($89,625)  $35,455
---------------------------------------------------------------------------------------------------------------

 Issuance of common stock
   in private placement, net  1,279,237     128     18,582           ---             ---        ---    18,710
 Exercise of stock options
   and warrants                  52,573       5        543           ---             ---        ---       548
 Deferred compensation
   on stock options                 ---     ---        177          (177)            ---        ---       ---
 Amortization of
   deferred compensation            ---     ---        ---           150             ---        ---       150
 Net loss                           ---     ---        ---           ---             ---     (6,816)   (6,816)
 Other comprehensive
   income:
  Unrealized gain
   on investments                   ---     ---        ---           ---              7         ---         7
                                                                                                     ----------
    Comprehensive loss                                                                                 (6,809)
---------------------------------------------------------------------------------------------------------------
Balance at
April 30, 2001               19,137,889  $1,914   $142,776         ($200)             $5   ($96,441)  $48,054
---------------------------------------------------------------------------------------------------------------
See accompanying notes.

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation and Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements of Martek Biosciences Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2000.

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

Inventories. Inventories are stated at the lower of cost or market including appropriate elements of material, labor and indirect costs and are valued using the weighted average approach that approximates the first-in, first-out method. Inventories include products and materials held for sale as well as products and materials that can alternatively be used in the Company’s research and development activities. Inventories identified for development activities are expensed in the period in which such inventories are designated for such use.

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

Short-term Investments and Marketable Securities. The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification cost and consist of U.S. government obligations with average maturities of less than six months. Unrealized gains and losses on these securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholder’s equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, based on the specific identification method.

Comprehensive Income (Loss). Comprehensive income (loss) is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the three months ended April 30, 2001 was $3,242,000 versus $4,111,000 for the comparable period in 2000. Comprehensive loss for the six months ended April 30, 2001 and 2000 was $6,809,000 and $7,878,000, respectively.

Reclassifications. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

2.  Commitments

The Company had commitments at April 30, 2001 to fund up to $1.5 million of Phase III Small Business Innovation Research (“SBIR”) technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through April 30, 2001, would not have a material effect on the financial statements.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

The Company currently contracts with a third party supplier to produce its arachidonic acid oil. At April 30, 2001, the Company had outstanding inventory purchase commitments to this supplier totaling approximately $5.0 million.

3.  Inventories

Inventories consist of the following:

                                                            April 30,         October 31,
                                                              2001               2000
                                                       -----------------    ---------------

                          Finished products                  $4,967,000         $3,850,000
                          Work in process                       996,000          1,035,000
                          Raw materials                         215,000            521,000
                                                       -----------------    ---------------
                                                              6,178,000          5,406,000
                          Less inventory reserve               (194,000)          (280,000)
                                                       -----------------    ---------------
                                                             $5,984,000         $5,126,000
                                                       =================    ===============

4.  Income Taxes

At April 30, 2001, the Company had net operating loss carryforwards of approximately $112,415,000 for income tax purposes that expire in years 2001 through 2020.

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total net deferred tax assets, which resulted primarily from net operating losses, were $44,966,000 and $38,462,000 at April 30, 2001 and 2000, respectively. Because it is more likely than not that some portion or all of these deferred tax assets will not be realized, they were fully reserved for by a valuation allowance at April 30, 2001 and 2000.

5.  Unearned Revenue

On March 31, 2000, the Company entered into a worldwide non-exclusive license agreement relating to the use of the Company’s proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, was recorded as unearned revenue. The license fees are non-refundable and are being recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. Of this amount, $500,000 may be credited against on-going royalties or Abbott Laboratories’ purchase from the Company of its products. The non-refundable royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $25,000 and $50,000 in license fee revenues and no royalty revenues from this agreement during the three and six-month periods ended April 30, 2001, respectively.

6.  Private Placement of Common Stock

On March 2, 2001, 1,279,237 shares of the Company’s common stock and warrants to purchase 319,811 shares of common stock were issued in a private placement resulting in net proceeds to the Company of approximately $18.7 million. The stock was issued at the closing market price as of February 27, 2001 of $15.875 per share. The warrants are exercisable for a period of five years from the date of issuance at $19.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning our:

- expectations regarding future revenue growth, product introductions, distribution, sales, applications and potential marketing partnerships;
- expectations regarding sales and royalties by and from our formula licensees;
- expectations regarding potential marketing of our oils by our U.S. infant formula licensees;
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

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in this Management’s Discussion and Analysis, in Exhibit 99.1 to this Form 10-Q, and in various other filings with the Securities and Exchange Commission (“SEC”).

General

Martek Biosciences Corporation (“We,” “Martek” or the “Company”) was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed stable isotope and fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1989, we began to realize revenues from sales of our stable isotope products. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our new phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing over 60% of the estimated $6 - $8 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in twenty countries and pre-term infant formula products containing our oils in over 60 countries around the world.

We have incurred losses in each year since our inception. At April 30, 2001, our accumulated deficit was $96,441,000. We expect to continue our development, production optimization and product marketing activities and as a result, expect our losses to continue for at least the remainder of 2001, or until significant sales of our nutritional oils and Neuromins® DHA products occur and/or until significant royalties from sales of infant formula products containing our oils are recognized. In addition, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

- FDA and other regulatory approvals for products containing our oils;
- market introductions of products by our licensees; and/or
- agreements with other future third-party collaborators.

Because of this, the timing or likelihood of future profitability is largely dependent on factors over which we have no control.

Management Outlook and Regulatory Issues

We believe that the outlook for future revenue growth remains positive and that, for the remainder of fiscal 2001, term infant formulas containing our oils will be introduced in additional countries and sales and royalties from our nutritional oils will continue to grow. To date, five of our infant formula licensees have obtained the regulatory approval, where required, to sell infant formula supplemented with our oils in over 60 countries for term or pre-term infant formula products. No company has yet launched an infant formula containing our oils in the United States.

On May 17, 2001, we received notice from the Food and Drug Administration (“FDA”) that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. Our licensees must now meet the statutory and regulatory requirements established for infant formula, including the premarket notification requirements, before launching an infant formula in the United States that contains our oils. While we believe that infant formula supplemented with our oils will be available in the U.S. by the end of 2001, there can be no assurance that:

-a licensee will pursue the necessary regulatory steps to market an infant formula containing our DHA and ARA in the U.S.;
-a licensee’s infant formula pre-market notification will provide sufficient data to support the marketing of an infant formula containing our DHA and ARA; or
-the regulatory process will not involve significant delays that may materially and adversely affect the timing of the introduction of infant formulas containing our products in the U.S.

Nevertheless, we anticipate that new infant formula products containing our oils will continue to be introduced in various countries around the world and we will continue to see accelerated growth in sales from infant formula related products.

Results Of Operations

Revenues for the quarter ended April 30, 2001 were $4,013,000, a 69% increase from revenues of $2,368,000 for the quarter ended April 30, 2000. Revenues for the six-month period ended April 30, 2001 were $7,508,000, an increase of $3,349,000 or 81%, from the same period in 2000. These increases were primarily due to increased nutritional product sales. Total product sales and royalties during the quarter ended April 30, 2001 increased by $2,240,000 or 129% from the quarter ended April 30, 2000 and increased by $4,020,000 or 118% for the six-month period ended April 30, 2001 from the same period in 2000. Sales of nutritional products increased by $1,985,000 or 172% for the quarter ended April 30, 2001 over the quarter ended April 30, 2000 and increased $3,588,000 or 174% for the first six months of fiscal year 2001 when compared to the same period in 2000. Royalties on sales of infant formula products increased $332,000 or 310% for quarter ended April 30, 2001 over the quarter ended April 30, 2000 and increased $713,000 or 360% for the six months ended April 30, 2001 over the same period in 2000. The increase in nutritional product sales is primarily due to increased sales of oil to infant formula licensees. The increase in royalties is primarily due to the increased volume of oil sales to licensees under royalty-bearing arrangements in the fourth quarter of fiscal 2000 for which trailing royalties were not earned until the quarter ended April 30, 2001. Since December 2000, over 95% of all sales to infant formula licensees have been made under all-inclusive pricing arrangements, which incorporate a slightly discounted royalty up-front into the sales price of the Company’s oils. Management anticipates that royalty revenues will decline in the future as the Company increases sales of bulk oil to infant formula licensees under all-inclusive pricing arrangements.

Sales of stable isotopes and other products decreased 16% for the quarter ended April 30, 2001 and decreased by 24% for the first six months of fiscal year 2001, when compared to the same periods in 2000. These decreases are primarily due to a shift in focus to higher margin isotope sales and a decreased emphasis on the sales of lower margin reagent products. The decrease in sales of stable isotopes was offset somewhat by increased sales of fluorescent marker products. Fluorescent marker sales increased by over $100,000 in the quarter ended April 30, 2001 compared to the quarter ended April 30, 2000, primarily the result of increased sales from a new distribution agreement with PerkinElmer Life Sciences, Inc., which was completed in the first quarter of fiscal 2001. Revenues from research and development work decreased by $610,000 in the quarter ended April 30, 2001 when compared to the quarter ended April 30, 2000, and decreased $713,000 for the six months ended April 30, 2001 from the same period in 2000, mainly due to a third-party development project completed during the quarter ended April 30, 2000 at the Company’s Winchester, Kentucky plant that did not repeat in fiscal year 2001.

Cost of product sales and royalties decreased to 60% of revenues from product sales and royalties for the quarter ended April 30, 2001, down from 73% for the quarter ended April 30, 2000. For the six-month period ended April 30, 2001, cost of product sales and royalties decreased to 64% of revenues from product sales and royalties, down from 73% for the six-month period ended April 30, 2000. After excluding the impact of trailing royalties, cost of product sales was 67% of product sales for the quarter ended April 30, 2001 and 72% of product sales for the six-month period ended April 30, 2001. Since December 2000, over 95% of all sales to infant formula licensees have been made under all-inclusive pricing, and management anticipates that this trend will continue for future sales to infant formula licensees. The change to all-inclusive pricing will not have a material impact on the Company’s overall financial results as the economics of flat-rate pricing are similar to the economics of existing royalty-bearing arrangements, with the current transfer price and royalty combined into one initial price with a slight discount. All-inclusive pricing does, however, eliminate the time lag in recognizing trailing royalty revenues, which has generally been 3 to 6 months after the initial sale of oil.

In general, the cost of sales of 67% (excluding trailing royalties) incurred during the quarter ended April 30, 2001 reflects the cost of inventory manufactured over approximately the last 12 months when certain production efficiencies had not yet been realized due to the low volume of production and because the production process had not been optimized. Management believes that, as sales volumes increase, manufacturing efficiencies from recent development efforts are realized, and new, more cost-effective strains of algae are developed and introduced into full-scale production, the cost of production of Martek’s nutritional oils products will decrease, resulting in a positive impact on the Company’s sales margins.

Research and development costs decreased by $517,000 or 14%, in the quarter ended April 30, 2001 as compared to the quarter ended April 30, 2000. For the six-month period ended April 30, 2001, research and development costs decreased by $347,000 or 5% when compared to the same period in 2000. The majority of the decrease in fiscal year 2001 relates to approximately $420,000 in expenses that were incurred relating to a third-party development project at the Company’s Winchester plant during the quarter ended April 30, 2000 that did not repeat in 2001. Management believes that research and development expenditures may remain high and potentially increase in the future as new, more cost-effective strains of algae are developed and introduced into full-scale production and the oil extraction and refining processes are optimized.

Selling, general and administrative expenses increased by $180,000, or 9%, during the quarter ended April 30, 2001 and increased by $327,000 or 9%, in the six months ended April 30, 2001 over the second quarter and six months ended April 30, 2000, respectively. These increases are primarily the result of increased corporate administrative expenditures and the timing of print and other DHA marketing campaigns, including promotional support for European launches of supplemented formula by our infant formula licensees.

Other operating expenses of $52,000 were incurred in the quarter ended April 30, 2001. These expenses relate primarily to start-up and other costs associated with obtaining additional capacity for the production of our DHA and ARA oils. We anticipate that these costs may increase in the future as demand for our oils rises and start-up costs from existing and potential new third-party manufacturers are incurred.

Other income, net, increased $45,000 or 14%, during the quarter ended April 30, 2001 over the quarter ended April 30, 2000, and increased $222,000, or 52% during the six months ended April 30, 2001 over the six months ended April 30, 2000. This increase is primarily due to increased interest earned on investments as a result of fundraising activities in fiscal year 2001 as well as a decrease in interest expense on outstanding debt, which was extinguished during the quarter ended April 30, 2001.

As a result of the foregoing, our net loss for the quarter ended April 30, 2001 was $3,240,000, or $.17 per share, compared to a net loss of $4,101,000, or $.24 per share for the quarter ended April 30, 2000. Our net loss for the six months ended April 30, 2001, was $6,816,000 or $.37 per share, compared to a net loss of $7,884,000 or $.47 per share for the same period in 2000.

Liquidity and Capital Resources

We have financed our operations primarily from:

- the issuance and sale of equity securities;
- product sales and receipt of license fees;
- the exercise of stock options and warrants;
- debt financing; and
- revenues received under research and development contracts and grants.

Since our inception, we have raised approximately $146 million from public and private sales of our equity securities, as well as option and warrant exercises. We recently raised approximately $10.25 million in February 2000 and approximately $18.7 million in March 2001 from private placements of our common stock.

Through April 30, 2001, we have incurred an accumulated deficit of $96,441,000. Our balance of cash and cash equivalents at April 30, 2001 was $9,784,000. In addition, at April 30, 2001, we had $20,340,000 in short-term investments and marketable securities. These investments and securities, which consist of U.S. Government securities with average maturities of less than six months, are available to meet our future cash needs. Our cash, cash equivalents, short-term investments and marketable securities increased $10,860,000 during the first six months of fiscal 2001, primarily due to the funds received from the private placement of common stock and warrants in March of 2001, offset by cash used to fund operations.

In the future we may require substantial additional funds to:

- increase production capacity for our nutritional oils;
- continue our research and development programs;
- conduct pre-clinical and clinical studies; and
- commercialize our nutritional oils, Neuromins®DHA, and our other products under development.

The ultimate amount of funding that we will require will depend, in part, on whether we seek independently, or with other parties through collaborative agreements, to develop, manufacture and market our products. Our future capital requirements will depend, among other things, on one or more of the following factors:

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

The continuing development and optimization of our production facility have had, and will continue to have, a material effect upon our liquidity and capital resources. During the first six months of fiscal 2001 we spent approximately $700,000 on capital equipment at our production plant, and we expect additional expenditures at our production plant of at least $1.0 million during the remainder of fiscal 2001. Capital expenditures beyond 2001 will depend in part on our production capacity needs, and the extent of development and implementation of process improvements.

We believe that, with the approximately $18.7 million raised on March 2, 2001, our existing capital resources will provide us adequate capital for at least the next 18 months. However, as demand for our nutritional oils increases, we may require substantial additional funds to increase our production capacity for our oils. The amount of capital needed for this scale-up will depend on whether we decide to expand our production capabilities on our own or contract with a third party manufacturer to produce our oils. We estimate that, to double the capacity of our DHA production capabilities at our Winchester, KY plant, it could cost between $10 - $20 million. We intend to seek additional funding through:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk are not required because the underlying risk items are not material.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

See Item 2, Part II of Form 10-Q for the quarter ended January 31, 2001.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a vote of Security Holders.

Martek's Annual Meeting of Stockholders was held on March 16, 2001. The following members were elected to Martek's Board of Directors to hold office for the periods indicated below:

                                          Elected Until
                                         Annual Meeting
           Nominee                         To Be Held                  In Favor                Withheld

           Douglas J. MacMaster, Jr.           2004                    13,286,545                13,841
           John H. Mahar                       2004                    13,286,545                13,841
           Eugene H. Rotberg                   2004                    13,286,545                13,841

Directors Continuing in Office:

           Gordon S. Macklin
           Richard J. Radmer, Ph.D.
           William D. Smart
           Jules Blake, Ph.D.
           Henry Linsert, Jr.
           Ann L. Johnson, M.D.
           Sandra Panem, Ph.D.

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

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: June 14, 2001	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial and Accounting Officer