Form 10-Q
period 2001-07-31
MARTEK BIOSCIENCES CORP
filed 2001-09-14
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2001

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X    Yes           No

Common stock, par value $.10 per share: 19,548,806 shares outstanding as of September 7, 2001

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets
($ in thousands, except share data)

----------------------------------------------------------------------------------------------
                                                                      July 31,    October 31,
                                                                        2001          2000
----------------------------------------------------------------------------------------------
                                                                    (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                                         $26,476         $2,682
     Short-term investments and marketable securities                    4,001         16,582
     Accounts receivable                                                 3,572          2,520
     Inventories  (Note 3)                                               6,706          5,126
     Other current assets                                                1,012          1,883
                                                                  ----------------------------
Total current assets                                                    41,767         28,793
Property, plant and equipment, net                                      16,091         16,146
Other assets                                                               856            503
                                                                  ----------------------------

Total assets                                                           $58,714        $45,442
                                                                  ============================

Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                                     $941           $948
     Accrued liabilities                                                 3,492          3,979
     Current portion of notes payable                                      ---            472
     Current portion of unearned revenue                                 2,065          2,128
                                                                  ----------------------------
Total current liabilities                                                6,498          7,527
Long-term portion of unearned revenue                                    2,380          2,460
Commitments (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value, 4,700,000
        shares authorized; none issued or outstanding                      ---            ---
     Series A junior participating preferred stock, $.01 par value,
        300,000 shares authorized; none issued or outstanding              ---            ---
     Common stock, $.10 par value; 30,000,000  shares
        authorized; 19,520,376 and 17,806,079 shares issued
        and outstanding at July 31, 2001 and October 31, 2000,
        respectively                                                     1,952          1,781
     Additional paid-in capital                                        147,806        123,474
     Deferred compensation                                                (171)          (173)
     Accumulated other comprehensive income/(loss)                           1            (2)
     Accumulated deficit                                               (99,752)       (89,625)
                                                                  ----------------------------
Total stockholders' equity                                              49,836         35,455
                                                                  ----------------------------

Total liabilities and stockholders' equity                             $58,714        $45,442
                                                                  ============================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

                                                     Three months ended July 31,     Nine months ended July 31,
---------------------------------------------------------------------------------------------------------------
                                                             2001         2000              2001          2000
---------------------------------------------------------------------------------------------------------------

Revenues:
    Product sales and royalties:
       Nutritional product sales                           $4,946       $1,858           $10,596        $3,921
       Stable isotope and other product sales                 438          338             1,314         1,495
       Royalties                                               88          110             1,000           308
                                                   ----------------------------    ----------------------------
    Total product sales and royalties                       5,472        2,306            12,910         5,724
    Research and development grants and other revenue          66          109                83           838
    License fees and related revenues                          27           34                80            45
                                                   ----------------------------    ----------------------------
Total revenues                                              5,565        2,449            13,073         6,607
Costs and expenses:
    Cost of product sales and royalties                     3,886        2,005             8,614         4,507
    Research and development                                3,198        2,789             9,262         9,201
    Selling, general and administrative                     2,050        1,804             5,931         5,357
    Other operating expenses                                   88          ---               386           ---
                                                   ----------------------------    ----------------------------
Total costs and expenses                                    9,222        6,598            24,193        19,065
                                                   ----------------------------    ----------------------------
Loss from operations                                       (3,657)      (4,149)          (11,120)      (12,458)
Other income (expense):
    Miscellaneous income                                       36           12               111            77
    Interest income                                           310          371               891           889
    Interest expense                                          ---         (23)               (9)         (180)
                                                   ----------------------------    ----------------------------
Total other income                                            346          360               993           786
                                                   ----------------------------    ----------------------------

Net loss                                                  ($3,311)     ($3,789)         ($10,127)     ($11,672)
                                                   ----------------------------    ----------------------------

Net loss per share, basic and diluted                      ($0.17)      ($0.21)           ($0.54)       ($0.68)
---------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding             19,351,957   17,641,407        18,634,536    17,165,319
---------------------------------------------------------------------------------------------------------------

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                                                              Nine Months ended July 31,
--------------------------------------------------------------------------------------------------------
                                                                               2001               2000
--------------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                                  ($10,127)          ($11,672)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                             1,346              1,144
     Other non-cash items                                                        248                ---
     Changes in assets and liabilities:
        Accounts receivable                                                   (1,052)              (321)
        Inventories                                                           (1,580)               833
        Other assets                                                             461               (968)
        Accounts payable                                                          (7)               737
        Accrued liabilities                                                     (487)               230
        Unearned revenue                                                        (143)             4,594
                                                                       ---------------------------------
  Net cash used in operating activities                                      (11,341)            (5,423)

Investing activities:
     Purchase of short-term investments and marketable securities            (30,992)           (22,023)
     Proceeds from sale of short-term investments and
          marketable securities                                               43,576             17,750
     Purchase of property, plant and equipment                                (1,234)            (1,391)
                                                                       ---------------------------------
  Net cash provided by (used in) investing activities                         11,350             (5,664)

Financing activities:
     Net proceeds from issuance of common stock in private placement          18,710             10,249
     Proceeds from exercise of warrants and options                            5,547              5,493
     Repayment of notes payable                                                 (472)            (1,204)
                                                                       ---------------------------------
   Net cash provided by financing activities                                  23,785             14,538
                                                                       ---------------------------------

  Net increase in cash and cash equivalents                                   23,794              3,451
  Cash and cash equivalents at beginning of period                             2,682              1,180
                                                                       ---------------------------------

  Cash and cash equivalents at end of period                                 $26,476             $4,631
--------------------------------------------------------------------------------------------------------

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Stockholders' Equity
(Unaudited - $ in thousands)

                                                                         Accumulated
                               Common Stock    Additional                   Other
                               ------------     Paid-in     Deferred    Comprehensive  Accumulated
                              Shares  Amount    Capital   Compensation  Income/(Loss)    Deficit     Total
------------------------------------------------------------------------------------------------------------
Balance at
October 31, 2000           17,806,079   $1,781  $123,474         ($173)           ($2)    ($89,625) $35,455
------------------------------------------------------------------------------------------------------------

Issuance of common stock
 in private placement, net  1,279,237      128    18,582           ---            ---          ---   18,710
Exercise of stock options
 and warrants                 435,060       43     5,504           ---            ---          ---    5,547
Deferred compensation
 on stock options                 ---      ---       246          (246)           ---          ---      ---
Amortization of
 deferred compensation            ---      ---       ---           248            ---          ---      248
Net loss                          ---      ---       ---           ---            ---      (10,127) (10,127)
Other comprehensive
  Income/(loss):
 Unrealized gain
 on investments                   ---      ---       ---           ---              3          ---        3
                                                                                                    --------
Comprehensive income/(loss)                                                                         (10,124)
------------------------------------------------------------------------------------------------------------
Balance at
July 31, 2001              19,520,376   $1,952  $147,806         ($171)            $1     ($99,752) $49,836
------------------------------------------------------------------------------------------------------------

See accompanying notes.

Notes to Financial Statements (Unaudited)

1. Basis of Presentation and Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements of Martek Biosciences Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2000.

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

Short-term Investments and Marketable Securities. The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification cost and consist of U.S. government obligations with average maturities of less than one year. Unrealized gains and losses on these securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholder’s equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, based on the specific identification method.

Comprehensive Income (Loss). Comprehensive income (loss) is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the three months ended July 31, 2001 was $3,315,000 versus $3,787,000 for the comparable period in 2000. Comprehensive loss for the nine months ended July 31, 2001 and 2000 was $10,124,000 and $11,660,000, respectively.

Reclassifications. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

2. Commitments

The Company had commitments at July 31, 2001 to fund up to $1.5 million of Phase III Small Business Innovation Research ("SBIR") technology commercialization expenses, provided the technology under existing Phase II SBIR grants yields commercial opportunities favorable to the Company.

Costs under U.S. Government contracts are subject to audit by the appropriate U.S. Government agency. Management believes that cost disallowances, if any, arising from such audits of costs charged to government contracts through July 31, 2001, would not have a material effect on the financial statements.

The Company has entered into various collaborative research and license agreements. Under the agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

The Company currently contracts with a third party supplier to produce its arachidonic acid oil. At July 31, 2001, the Company had outstanding inventory purchase commitments to this supplier totaling approximately $4.0 million.

3. Inventories

Inventories consist of the following:

                                                           July 31,           October 31,
                                                             2001                2000
                                                       -----------------    ---------------

                          Finished products                  $5,638,000         $3,850,000
                          Work in process                       914,000          1,035,000
                          Raw materials                         348,000            521,000
                                                       -----------------    ---------------
                                                              6,900,000          5,406,000
                          Less inventory reserve               (194,000)          (280,000)
                                                       -----------------    ---------------
                                                             $6,706,000         $5,126,000
                                                       =================    ===============

4. Income Taxes

At July 31, 2001, the Company had net operating loss carryforwards of approximately $115,726,000 for income tax purposes that expire in years 2001 through 2020.

Deferred income taxes reflected the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total net deferred tax assets, which resulted primarily from net operating losses, were $46,290,000 and $42,239,000 at July 31, 2001 and October 31, 2000, respectively. Because it is more likely than not that some portion or all of these deferred tax assets will not be realized, they were fully reserved for by a valuation allowance at July 31, 2001 and October 31, 2000.

5. Unearned Revenue

On March 31, 2000, the Company entered into a worldwide non-exclusive license agreement with Abbott Labortories relating to the use of the Company’s proprietary long-chain polyunsaturated fatty acids in infant formulas. The total consideration received by the Company of $4.5 million, which represents license fees and royalty prepayments, was recorded as unearned revenue. The license fees are non-refundable and are being recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. Of this amount, $500,000 may be credited against on-going royalties or purchases of the Company’s products. The non-refundable royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $67,000 and $117,000 in revenues from this agreement during the three and nine-month periods ended July 31, 2001, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning our:

-expectations regarding future revenue growth, product introductions, distribution, sales, applications and potential marketing partnerships;
- expectations regarding sales and royalties by and from our formula licensees;
- expectations regarding potential marketing of our oils by our U.S. infant formula licensees;
- expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;
- expectations regarding future research and development costs; and
-expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities.

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

General

Martek Biosciences Corporation (“We,” “Martek” or the “Company”) was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as AA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Additional applications of our patented technology based upon microalgae include our algal genomics technology, our currently marketed stable isotope and fluorescent detection products, and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1989, we began to realize revenues from sales of our stable isotope products. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and AA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our new phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing over 60% of the estimated $6 to $8 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world.

We have incurred losses in each year since our inception. At July 31, 2001, our accumulated deficit was $99,752,000. We expect to continue our development, production optimization and product marketing activities and as a result, expect our losses to continue until significant sales of our nutritional oils and Neuromins® DHA products occur and/or until significant royalties from sales of infant formula products containing our oils are recognized. In addition, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

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

On May 17, 2001, we received notice from the Food and Drug Administration (“FDA”) that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. Our licensees must now meet the statutory and regulatory requirements established for infant formula, including the premarket notification requirements, before launching an infant formula in the United States that contains our oils. While we believe that infant formula supplemented with our oils will be available in the United States by the end of 2001, there can be no assurance that:

-a licensee will pursue the necessary regulatory steps to market an infant formula containing our DHA and AA in the United States;
-a licensee’s infant formula premarket notification will provide sufficient data to support the marketing of an infant formula containing our DHA and AA; or
-the regulatory process will not involve significant delays that may materially and adversely affect the timing of the introduction of infant formulas containing our products in the United States.

Nevertheless, we anticipate that new infant formula products containing our oils will continue to be introduced in various countries around the world and we will continue to see accelerated growth in sales from infant formula related products.

Results Of Operations

Total revenues for the quarter ended July 31, 2001 were $5,565,000, a 127% increase from revenues of $2,449,000 for the same period in 2000. Total revenues for the nine-month period ended July 31, 2001 were $13,073,000, an increase of $6,466,000 or 98% from the same period in 2000. Total product sales and royalties during the quarter ended July 31, 2001 increased by $3,166,000 or 137% from the quarter ended July 31, 2000 and increased by $7,186,000 or 126% for the nine-month period ended July 31, 2001 over the same period in 2000. These increases were primarily due to increased nutritional product sales. Sales of nutritional products increased by $3,088,000 or 166% for the quarter ended July 31, 2001 over the quarter ended July 31, 2000 and increased $6,675,000 or 170% for the first nine months of fiscal year 2001 when compared to the same period in 2000. The increase in nutritional product sales is primarily due to increased sales of oil to infant formula licensees. Royalties on sales of infant formula products increased $692,000 or 225% for the nine months ended July 31, 2001 over the same period in 2000, primarily due to the increased volume of oil sales to licensees in the fourth quarter of fiscal 2000 for which trailing royalties were not earned until the first half of fiscal 2001. Royalty revenues decreased $22,000 or 20% for the quarter ended July 31, 2001 from the quarter ended July 31, 2000. The decrease in royalties for the 3rd quarter is primarily due to the fact that since December 2000, over 95% of all sales to infant formula licensees have been made under all-inclusive pricing arrangements, which incorporate a slightly discounted royalty up-front into the sales price of the our oils. We anticipate that royalty revenues will continue to decline in the future as Martek increases sales of bulk oil to infant formula licensees under all-inclusive pricing arrangements.

Sales of stable isotopes and other products increased 30% for the quarter ended July 31, 2001 over the quarter ended July 31, 2000 and decreased by 12% for the first nine months of fiscal year 2001 when compared to the same period in 2000. This decrease was caused by a decline in stable isotope sales, which decreased by $388,000 or 26% for the first nine months of fiscal year 2001 compared to the same period in fiscal year 2000. This decrease was offset somewhat by improved sales of fluorescent marker products, which increased by $212,000 for the nine-month period ended July 31, 2001 when compared to the same period in 2000. The 30% improvement in sales during the quarter is due to increased sales of fluorescent marker products, which increased by over $100,000 during the quarter ended July 31, 2001 compared to the quarter ended July 31, 2000. These increases in fluorescent product sales are primarily the result of sales from a new distribution agreement with PerkinElmer Life Sciences, Inc., which was entered into during the first quarter of fiscal year 2001.

Revenues from research and development grant and other decreased by $43,000 in the quarter ended July 31, 2001 when compared to the quarter ended July 31, 2000, and decreased $755,000 for the nine months ended July 31, 2001 from the same period in 2000. The decrease in the quarter ended July 31, 2001 is primarily due to a decrease in research work performed under outstanding grants. The decrease for the nine-month period ended July 31, 2001 is mainly due to a third-party development project completed during the second quarter of fiscal year 2000 at our Winchester, KY plant that did not repeat in fiscal year 2001.

Cost of product sales and royalties decreased to 71% of revenues from product sales and royalties for the quarter ended July 31, 2001, down from 87% for the quarter ended July 31, 2000. For the nine-month period ended July 31, 2001, cost of product sales and royalties decreased to 67% of revenues from product sales and royalties, down from 79% for the nine-month period ended July 31, 2000. The improvement in gross margin during fiscal year 2001 is primarily a result of the change in pricing to infant formula manufacturers from a royalty-based price to an all-inclusive pricing structure. Since December 2000, over 95% of all sales to infant formula licensees have been made under all-inclusive pricing, and we anticipate that this trend will continue for future sales to infant formula licensees. The change to all-inclusive pricing will not have a material impact on our overall financial results as the economics of flat-rate pricing are similar to the economics of existing royalty-bearing arrangements, with the current transfer price and royalty combined into one initial price with a slight discount. All-inclusive pricing does, however, eliminate the time lag in recognizing trailing royalty revenues, which has generally been 3 to 6 months after the initial sale of oil. After excluding the impact of trailing royalties, cost of product sales was 72% of product sales for the quarter ended July 31, 2001 and 72% of product sales for the nine-month period ended July 31, 2001.

To prepare for increased production, we accelerated the implementation of various process improvements to increase fermentation yields and reduce processing losses by testing certain processing changes at large scale during the quarter ended July 31, 2001. The cost of sales of 72% (excluding royalties) incurred during the third quarter includes costs associated with DHA production inefficiencies at our Winchester, KY production plant during the quarter, including expensive scale-up experiments at large scale. During the quarter, a higher than normal of DHA runs were discarded, resulting in increased costs and reduced production for the current period. We are actively working to improve our DHA production yields, and believe that the additional costs incurred during the period will be more than offset by the future benefits of improved yields and lower DHA production costs. Our gross profit margins are even more significantly impacted by the cost of AA oil (as compared to DHA oil) which is currently manufactured by a third party, DSM (AA typically represents approximately two-thirds of our product sales to infant formula licensees). We believes that, with the complete amortization of the start up costs of DSM (currently included in the price of AA) and increased volume purchases, the cost of our AA oil will also decrease significantly in 2002, resulting in improved gross sales margins.

Research and development costs increased by $409,000 or 15% in the quarter ended July 31, 2001 as compared to the quarter ended July 31, 2000. For the nine-month period ended July 31, 2001, research and development costs increased by $61,000 or 1% when compared to the same period in 2000. Approximately one-half of our current R&D expenditures relate to large-scale development efforts at our Winchester, KY plant. We believe that, although these expenditures may remain high while more cost-effective strains of algae are developed and introduced into full-scale production and the oil extraction and refining processes are optimized, these costs will ultimately decline in the future resulting in improved gross margins and increased output.

Selling, general and administrative expenses increased by $246,000, or 14%, during the quarter ended July 31, 2001 and increased by $574,000 or 11%, in the nine-months ended July 31, 2001 as compared to the third quarter and nine months ended July 31, 2000, respectively. These increases are primarily the result of increased corporate health care costs (which represented over $150,000, or 8% of the increase for the quarter) and increased general corporate insurance (which represented approximately $100,000, or 6% of the increase).

Other operating expenses were $88,000 for the quarter ended July 31, 2001 and $386,000 for the first nine months of fiscal year 2001. These expenses relate primarily to start-up and other costs associated with obtaining additional capacity for the production of the Company’s DHA and AA oils. Management anticipates that these costs may increase in the future as demand for the Company’s oils rises and additional start-up costs from expanding the Company’s production capacity are incurred.

Total other income decreased $14,000 or 4%, during the quarter ended July 31, 2001 when compared to the quarter ended July 31, 2000, and increased $207,000, or 26% during the nine months ended July 31, 2001 over the nine months ended July 31, 2000. The decrease experienced in the quarter ended July 31, 2001 is primarily due to a decline in interest rates which led to a decrease in interest earned on our short-term investments. The increase for the nine months ended July 31, 2001 is related to a decrease in interest expense on outstanding debt, which was extinguished during the second quarter of fiscal year 2001.

As a result of the foregoing, net loss for the quarter ended July 31, 2001 was $3,311,000, or $.17 per share, compared to a net loss of $3,789,000, or $.21 per share for the quarter ended July 31, 2000. Net loss for the nine months ended July 31, 2001, was $10,127,000 or $.54 per share, compared to a net loss of $11,672,000 or $.68 per share for the same period in 2000.

Production Capacity

To meet our customers’ projected demand for our nutritional oils, we have developed a process for large-scale production of our DHA oil at our Winchester, KY manufacturing plant. We have also contracted with a third party (DSM) to produce our AA oil at large scale. We believe that, with the current production at these facilities, we can meet the demand to fill approximately 10 to 15% of the worldwide infant formula market. We believe that we can increase production to supply approximately 20 to 30% of the worldwide infant formula market by increasing the efficiency of our current DHA production process and expanding our DHA production facility in Winchester, KY. Plans to begin this expansion, which may cost between $8 to $10 million, were initiated during the third quarter, as were large scale tests to improve the efficiency of our DHA output at the plant. If we are not able to improve the current efficiency of our DHA production at our Winchester, KY plant, or effectively build-out and scale-up the current operations at this facility, we may be unable to produce the required quantities of DHA oil cost effecively and our future revenues may be limited.

Liquidity and Capital Resources

Since our inception, we have raised approximately $151 million from public and private sales of our equity securities, as well as option and warrant exercises. We recently raised approximately $10.25 million in February 2000 and approximately $18.7 million in March 2001 from private placements of our common stock.

Through July 31, 2001, we have incurred an accumulated deficit of $99,752,000. Our balance of cash and cash equivalents at July 31, 2001 was $26,476,000. In addition, at July 31, 2001, we had $4,001,000 in short-term investments and marketable securities. These investments and securities, which consist of U.S. Government securities with average maturities of less than one year, are available to meet our future cash needs. Our cash, cash equivalents, short-term investments and marketable securities increased $11,213,000 during the first nine-months of fiscal 2001, primarily due to the funds received from the private placement of common stock and warrants in March of 2001, offset by cash used to fund operations.

The planned expansion and continuing development and optimization of our production facility will have a material effect upon our liquidity and capital resources. During the first nine months of fiscal 2001 we spent approximately $1.2 million on capital equipment at our production plant. The initial expansion of our capacity at our Winchester, KY plant, which would double our current DHA production capacity, may cost $8 to $10 million. We believe that these expenditures can be funded with existing funds and debt financing. In the longer term, however, we may require additional funds of $10 to $20 million to:

- Further expand our production capacity at our Winchester, KY plant;
- fund, or partially fund, expansion of third-party manufacturing facilities;
- continue our research and development programs;
- conduct pre-clinical and clinical studies; and
- commercialize our nutritional oils, Neuromins(R)DHA, and our other products under development.

The ultimate amount of funding that we will require will depend, among other things, on one or more of the following factors:

- the cost of capital expenditures at our manufacturing facilities;
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

-the cost of acquiring additional and/or operating existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves); and
- the costs of marketing and commercializing our products.

We are currently evaluating our financing alternatives to meet our future capital requirements, but expect to continue to finance our operations and capital needs primarily from:

- the issuance and sale of equity securities;
- product sales and receipt of license fees;
- the exercise of stock options and warrants;
- debt financing; and
- revenues received under research and development contracts and grants.

We can offer no assurance that these financing alternatives will be available to us on terms that would be acceptable, if at all.

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

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: September 14, 2001	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial and Accounting Officer