Form 10-K
period 2001-10-31
MARTEK BIOSCIENCES CORP
filed 2002-01-15
CIK 892025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
COMMISSION FILE NUMBER: 0-22354

MARTEK BIOSCIENCES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-1399362 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6480 DOBBIN ROAD, COLUMBIA, MARYLAND 21045
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (410) 740-0081

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE (TITLE OF CLASS:)	NONE (NAME OF EACH EXCHANGE ON WHICH REGISTERED:)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

COMMON STOCK, $.10 PAR VALUE
(TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant is $329,333,672 (based upon a last sale price of $21.75 per share of the Common Stock as reported on the NASDAQ National Market System on December 31, 2001. The number of shares of Common Stock outstanding as of December 31, 2001 was 20,756,786.

PART I

ITEM I. BUSINESS.

OVERVIEW

Martek Biosciences Corporation (“Martek”, “We”, or the “Company”) develops and sells products from microalgae. Microalgae are microplants. We have pioneered the commercial development of microalgae into a portfolio of high value products and product candidates consisting of the following:

NUTRITIONAL PRODUCTS - Over the past 8 years, we have developed production methods and intellectual property for 2 important fatty acids. These fatty acids are docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body, especially in the brain, central nervous system, retina and heart, contain these fatty acids. DHA and ARA may help develop the eyes and central nervous systems of newborns and promote adult mental and cardiovascular health. An adult or newborn may obtain DHA and ARA via foods such as red meats, fish and eggs, as well as supplements and pharmaceuticals. While there are no universally recognized guidelines for daily consumption of DHA, a workshop sponsored by various groups, including the National Institutes of Health, recommended that adults consume at least 220 mgs. of DHA daily. The World Health Organization has issued similar guidelines for infant nutrition. The U.S. Department of Agriculture and other organizations in Europe and Asia have compiled data showing dietary intake in Western-developed societies is less than one-half of this level. We believe that this possible dietary deficiency will result in an increase in demand for DHA-supplemented products.

Investigators at the National Institutes of Health and other research centers have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cystic fibrosis, cancer, as well as neurological and visual disorders. We have recently begun sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer. Additionally, we, as well as others, are conducting research regarding the impact of DHA supplementation on cystic fibrosis and visual and neurological disorders. We are targeting the infant formula market and the adult nutritional market for our nutritional oils. On May 17, 2001, we received notice from the Food and Drug Administration (“FDA”) that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. Our licensees are responsible for satisfying the required statutory and regulatory pre-market notifications with the FDA before launching infant formula products in the United States that contain our oils. On January 10, 2002, one of our licensees, Mead Johnson Nutritionals, announced that it will be introducing a new infant formula supplemented with our oils in early February under the brand name Enfamil LIPIL ™ in the United States. Additionally, on January 10, 2002, another licensee, The Ross Products Division of Abbott Laboratories, announced that it also plans to launch an infant formula supplemented with our oils in the United States in early 2002.

Seven infant formula manufacturers, representing approximately 60% of the estimated $6 — $8 billion dollar worldwide infant formula market, have licensed from us the right to include our nutritional oils in their products. Five of these licensees are currently marketing term infant formula products containing our oils in twenty-five countries and pre-term infant formula products containing our oils in over sixty countries. Adult supplements containing our nutritional oils are being marketed in the United States and to a lesser degree in certain European markets.

ADVANCED DETECTION SYSTEMS - We are developing new fluorescent marker products from microalgae that have potential applications in automated biological screening to find new compounds or reduce drug discovery time. These fluorescent marker products bring greater speed, sensitivity and simplicity to existing tests and applications.

OTHER PRODUCTS - Our genomics group has developed key intellectual property that some day may allow us to transfer the DHA producing genetic material of microalgae into agricultural products like corn.

PRODUCTS AND PRODUCT CANDIDATES

Nutritional Oils for Infant Formula, Dietary Supplementation and Other Applications. Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids, known as PUFA’s, that are important to human nutrition and health. We have identified a strain of microalgae which produces an oil rich in DHA and have developed the means to grow it by fermentation, with a relatively high oil and DHA content. In addition, we have isolated and cultured a strain of fungus that produces large amounts of ARA.

     DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues in humans and other mammals. Children and adults obtain DHA primarily from their diets, since humans synthesize only small amounts of DHA from dietary precursors. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA is provided through its mother’s bloodstream via the placenta. For a nursing infant, it is provided via breast milk. DHA is generally the most abundant omega-3 long-chain PUFA in human milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in-utero allotment. Although these fatty acids are naturally present in breast milk, they are not added to most infant formulas today. Our blended oils containing DHA and ARA provide the closest available match, with regard to the molecular form of these fatty acids, to the DHA and ARA in human milk when added to infant formula.

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

     The following are examples of some of the studies which have found benefits from DHA and ARA supplementation in the infant diet:

•	In November 2001, results were presented from a multi-center European study which showed sustained advantages for infants fed formula supplemented with DHA and ARA. At 6 years of age, children who had received a DHA and ARA supplemented formula for the first 4 months of life had significantly lower diastolic blood pressure, were significantly faster at making correct choices, and showed more efficient information processing than un-supplemented children.

•	A study reported by investigators at Baylor College of Medicine in November, 2000, supported the importance of DHA supplementation during breast-feeding by showing that breast-fed, 30 month-old children whose mothers took a DHA supplement for four months after delivery scored a mean of eight points higher on a standard test of psychomotor development than infants whose mothers received a placebo.

•	Research published from an NIH sponsored study in the March 2000 issue of Developmental Medicine and Child Neurology showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with our DHA and ARA compared to infants fed the same non-

supplemented formula. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index (“MDI”)of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.” Although there are different sources of DHA and ARA, these findings re-affirmed the beneficial effects of adding Martek’s pure source of pre-formed DHA and ARA to infant formulas at the levels evaluated by the researchers.

•	In 1999, a meta-analysis of over 20 published reports concluded that infants deprived of the nutrients in breast milk are likely to have a lower IQ, lower educational achievement, and poorer social adjustment than breast-fed infants. The nutritional benefits of breast-feeding were associated with at least a 3.2 point difference in cognitive development compared to formula feeding, and the longer the baby was breast fed, the greater the increase in cognitive developmental benefit.

•	A National Institutes of Health (NIH) sponsored study published in the August 1998 edition of Pediatric Research concluded that early dietary intake of preformed DHA and ARA appears necessary for optimal development of the brain and eye. The study reported that healthy, full-term infants fed formula supplemented with our oils had visual development results consistent with breast-fed infants, but those fed a standard formula without DHA and ARA had a deficiency of about “one line on an eye chart”. The study also indicated that infant formula without preformed DHA and ARA may put infants at risk for DHA deficiency, and suggested that the availability of dietary DHA during the critical developmental period may lead to persistent changes in the underlying neural structure and/or function of infants.

•	The January 1998 issue of Pediatrics (Vol. 101 No. 1 January 1998), in an article entitled “Breastfeeding and Later Cognitive and Academic Outcomes” by Horwood and Fergusson (New Zealand), reported that, in an 18-year longitudinal study of over 1,000 children, those who were breast-fed as infants had both better intelligence and greater academic achievement than those who were infant-formula fed children. The authors cited the importance of DHA in the neurological development of children and recommended the need to “develop improved infant formulas with properties more similar to those of human breast milk that may lead to improved developmental outcomes in children.” The study indicated that breast-fed babies have a 38% greater likelihood of completing their high school matriculation than formula-fed babies even after allowances were made for confounding social, familial and perinatal factors. Although the study could not conclude that DHA provided to the breast-fed infants from their mother’s milk was the sole cause of the improved achievement scores, the authors pointed out recent controlled intervention studies demonstrating similar outcomes in infants with DHA-supplemented formulas and concluded that:

“. . . the weight of evidence clearly favors the view that exposure to breast-feeding is associated with small but detectable increases in childhood cognitive ability and educational achievement, with it being likely that these increases reflect the effects of long chain polyunsaturated fatty acid levels and, particularly, DHA levels on early neurodevelopment.”

•	In the November 12, 1994 edition of The Lancet, a scientific journal published in the United Kingdom, scientists concluded that “some components of breast-milk may have a beneficial effect on brain development. . . . arachidonic acid [ARA]and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue.”

     Preliminary data submitted to The Society of Pediatric Research in May 1994 and a separate study, presented in July 1995 at the Second International Congress of the International Society for the Study of Fatty Acids and Lipids, showed that low birth weight infants fed formula supplemented with Martek’s nutritional oils have blood lipid levels of DHA and ARA comparable to those of breast-fed, low birth weight infants.

     In addition, DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by an expert panel of the United Nations Food and Agricultural Organization and The World Health Organization (FAO/WHO), a National Institutes of Health and International Society for the Study of Fats and Lipids sponsored workshop, a panel sponsored by the Child Health Foundation, and the British Nutrition Foundation (BNF). Also, in addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized their importance in pregnancy and lactation. To address these markets, we introduced Neuromins® PL, which is a DHA dietary supplement specifically designed for pregnant and lactating women.

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

     We believe that our nutritional oils and Neuromins® capsules have the following advantages over other currently available sources of DHA and ARA for use in infant formula, as food ingredients, or as nutritional supplements:

•	our oils do not have the odor, stability, taste characteristics, or impurities that may limit the usefulness of DHA and ARA derived from fish oil;

•	our oils can be blended in a variety of mixtures in precise ratios for specific applications;

•	each of our oils is comprised of a fatty acid blend that has no other bioactive PUFAs in significant quantities so that desirable PUFAs can be included and undesirable ones (e.g., eicosapentaenoic acid (“EPA”)) can be excluded;

•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from that in fish oils or fish eye-socket oils;

•	our oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula; and

•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.

     We first realized revenues from license fees related to our nutritional oils and sale of sample quantities of these oils in 1992. In late 1994, one of our licensees launched the first pre-term infant formula containing our oils in Europe, and in 1995, we recognized our first royalty revenue from sales of this product. Additional product introductions have continued through 2001.

Currently, five of our infant formula licensees are marketing term infant formula products containing our oils in 25 countries and pre-term infant formula containing the our oils in over 60 countries worldwide. At this time, the U.S. is not among these countries, however, two of our licensees announced on January 10, 2002 that they plan to introduce infant formulas supplemented with our oils in early 2002 (see “Regulatory” below). In the latter part of 1996, we initiated sales of our first consumer products, Neuromins®, a DHA dietary supplement, and Neuromins® PL, a DHA dietary supplement for pregnant and lactating women. Since then, we have expanded distribution of our Neuromins® DHA. We have entered into agreements with Natrol, Inc., Source Naturals, Inc., Solgar Vitamin and Herb Company, Leiner Health Products, Nature’s Way and Neutraceutical Corporation for the packaging and distribution of these products in retail outlets nationwide, including Safeway, Vitamin World, Eckerd’s, Lucky’s, Savon and Vitamin Shoppe stores. Neuromins® DHA is also sold through several mail order distributors.

     In 1999, we began selling bulk DHA oil and powder for additional applications, including inclusion in children’s chewables and nutritional drinks and adult combination supplements which not only include our DHA but other ingredients such as Gingko and St. Johns Wort. We are continuing to explore additional applications for DHA, including use in pharmaceuticals and functional foods. Our sales and royalties on nutritional oils for infant formula were approximately $1.4 million in 1999, $5 million in 2000, and $16 million in 2001. In addition, our sales of nutritional oils for adult supplements and food additives totaled approximately $1.5 million in 1999, $2 million in 2000, and $1 million in 2001.

Advanced Detection Systems. We have identified, isolated and now market powerful fluorescent dyes from various algae for use in scientific applications for detection of certain biological processes. Our fluorescence technology is a sensitive and direct method for detection of a specific binding event. That event could be a receptor mediated binding, cell based binding, antibody driven binding, or essentially any event where one entity recognizes another. Because of environmental concerns with the use of radioactivity as a sensitive method of detection, higher sensitivity detection technologies are in demand. The main advantages of fluorescence as a method of detection is that it is direct, fast, and relatively simple in that it does not require enzymatic steps for signal amplification or prolonged development times for signal measurement.

          Our fluorescent products include the following:

     Phycobiliproteins — Classical direct fluorescent detection dyes, which we have produced for several years and fill an existing market in protein detection and flow cytometry. In 1999, we introduced our own brand of improved fluorescent dyes (XL-APC and SureLight-APC™) to be used for time resolved fluorescence applications in the high throughput screening market.

     CryptoLight™ dyes — A product line of small molecular weight, yet high intensity phycobiliproteins isolated from an unusual group of microalgae. These dyes are capable of entering permeabilized cells and are used for internal detection of markers in cells which could be used for discovering diseases, and in flow cytometry and Fluorescence In Situ Hybridization (FISH). Different CryptoLight™ dyes have different fluorescence emission wavelengths and, therefore, provide the possibility of multi-colored assays. They have also been used in fluorescence microscopy and fluorescence energy transfer applications.

     SensiLight™ dyes — Our Sensilight™ dye technology was developed to match the sensitivity of chemiluminescent methods. Sensilight™ dyes are large, intensely fluorescent combinations of phycobiliproteins that provide extreme sensitivity with ease of use that is unmatched by other common dyes or detection systems. A 100-fold improvement in sensitivity has been demonstrated with the Sensilight dyes over existing direct fluorescent dyes, and multiple new applications are now accessible by simple, direct fluorescence. Such increased sensitivity allows:

•	detection of receptors or small molecules at 100-fold lower concentrations;

•	detection with the same level of sensitivity but in 100-fold smaller volumes; and

•	detection with the same level of sensitivity but using much lower cost equipment.

     Our Sensilight dyes have demonstrated an increased sensitivity compared to other direct detection dyes in all applications evaluated thus far. They provide sensitivity similar to enzymatically amplified or radioactive detection systems but with fewer steps, generating more rapid results at lower costs. These dyes have been used in immunodiagnostic detection, DNA arrays, flow cytometry, western blotting and other applications. In 1999, we began beta-testing Sensilight-based Western blot detection kits and our proprietary XLExpress™ Rapid Labeling system which allows individual researchers to label their own molecules with the Sensilight dye of their choice in a simple and convenient format.

     Our sales of advanced detection system products were less than $200,000 in 1999 and 2000, and were approximately $280,000 in 2001.

     Algal Genomics. Microalgae are microplants and, as such, have many biochemical pathways and genes in common with higher plants. They also possess the genetic material required for the production of certain compounds, DHA for example, that are not present in higher plants. Consequently, we believe that microalgae represent a valuable gene pool for modern biotechnology. Genes coding for enzymes in microalgal fatty acid biosynthesis are being identified, isolated and characterized by our scientists. Gene sequencing from several different and distinct algal species is also underway and many new genes have been identified. As part of this project, in 2001 we initiated a joint research and development project with the Torrey Mesa Research Institute to isolate and characterize genes involved in the DHA pathway. If successful, this knowledge could open up opportunities to add the health benefits of DHA to various plants, other algae, or products such as corn or vegetable oils.

     We have combined our understanding of heterotrophic (without light) and autotrophic (with light) growth of microalgae with our proprietary technology in microalgal transformation to develop a unique technology capable of converting an otherwise autotrophic species of microalgae into one capable of growing heterotrophically, utilizing sugars for its energy. We believe that this represents the first time such a transformation has ever been made. Our Trophic Conversion™ technology was selected as the feature cover story in the June 15, 2001 issue of the journal Science, and is the subject of several patent applications. The technology opens the door to the commercial heterotrophic production (growth via fermentation) of algal species that could only be grown previously using a photobioreactor system. The favorable production economics associated with fermentation compared to those of the photobioreactor will allow us to pursue new algal products not previously believed to be economically feasible and potentially represents a means to commercially exploit a greater portion of the kingdom of microalgae.

     To date, we have received no revenues from our algal genomics technology.

TECHNOLOGY

     We apply our microalgal expertise and culturing technology to our expanding library of over 3,500 live microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of our products:

•	microalgae are a genetically diverse kingdom of organisms that have a range of physiological and biochemical characteristics; thus, they naturally produce many different and unusual fats, sugars, proteins and bioactive compounds that may have commercial applications, such as the fatty acids that are the principal ingredients in our oils, and highly sensitive fluorescent diagnostic products; and

•	microalgae comprise a large, substantially unexplored group of organisms, and thus provide a virtually untapped genetic resource that can be screened for a variety of new products, including pharmaceuticals.

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

     Our product development process involves the following primary steps:

     Identification of Appropriate Microalgae. We select specific microalgae to produce potentially marketable compounds through a comprehensive process involving in-house algal expertise and experience, searches of scientific literature and our proprietary microalgal database, biochemical analyses, and preliminary product-yield experiments. We currently maintain an increasing in-house collection of over 3,500 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is our proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. We believe that our microalgal collection and associated database are among the largest such resources available in the world. Coupled with our extensive microalgal expertise, these resources are used to identify organisms for initial testing. Further testing ultimately results in the selection of production strains.

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

     Culturing Microalgae. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have discovered and uniquely cultured a microalga capable of producing large amounts of DHA heterotrophically by using organic nutrients. Heterotrophic culturing of this DHA-producing microalga was previously not believed to be possible at commercially viable levels. Heterotrophic microalgae have the advantage of being able to be cultured in conventional fermenters employed by the food, pharmaceutical and biotechnology industries. Microalgal fermentation has an advantage over photobioreactor production (i.e. with light) because larger-scale production of products such as our nutritional oils can be conducted in existing fermentation equipment, resulting in lower production costs. Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patents have issued in certain countries and are pending in certain other countries around the world.

     For many other product applications, we use our proprietary light-driven, closed-culture system photobioreactors for microalgal production. Photobioreactors are closed to the atmosphere and designed to make the most efficient use of light while keeping contaminating microbes out of the culture. Using our photobioreactors, we are able to culture isolated microalgal strains without contamination and to manipulate such strains to influence growth and biochemical makeup, thus efficiently generating products of interest, including the culturing of various algae for the production of powerful fluorescent dyes used in our advanced detection systems. We use a series of photobioreactors of varying sizes, controls and methods of operation to achieve culturing consistency. Certain aspects of these photobioreactors are the subject of U.S. patents.

COLLABORATIVE AND LICENSING AGREEMENTS

     We have entered into licensing agreements with seven infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products (Wyeth-Ayerst division), Abbott Laboratories, Numico, Maabarot and Novartis, that together comprise over 65% of the worldwide infant formula market. We have one additional licensing agreement with an infant formula manufacturer and have contractually agreed not to disclose the licensee’s name. The undisclosed infant formula manufacturer has less than 3% of the world-wide market for infant formula and has not purchased products from us to date. Under these agreements, we received up-front licensing fees and are entitled to royalties based on sales of infant formula containing our nutritional oils. These licensees are not required to include our oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include our oils in all or any of their product lines. Each of these royalty-bearing license agreements calls for us to provide to the licensees our nutritional oils at a transfer price and receive a royalty from the licensee upon the final sale of infant formula containing the oils. Licensees have the right to buy other sources of DHA and ARA oils provided they still make royalty payments to us upon the sale of the final infant formula product containing the oils. We have also recently begun selling our oils to several of our licensees under all-inclusive pricing, which combines the transfer payment and royalty into a flat price with a slight discount. Since December 2000, over 95% of all sales to our licensees have been made under all-inclusive pricing arrangements, and we anticipate that this trend will continue in the future. Our license agreements have terms exceeding 20 years, contain no future funding commitments on our part or the part of our licensees, and may be terminated by our licensees upon proper notification. Under the terms of these licensing agreements, our licensees are responsible for obtaining Food and Drug Administration (“FDA”) and all other necessary regulatory approvals with respect to these nutritional oils. Under each of our current license agreements, our licensees generally are obligated to indemnify us against product liability claims relating to our nutritional oils unless they are related to manufacturing impurities in the oils.

     The infant formula industry represents over $2 billion in annual wholesale sales in the United States and approximately $6 — $8 billion worldwide. Our current licensees cover over 60% of the worldwide infant formula market. To date, however, their introductions of products containing our oils have penetrated less than 5% into this market. We are actively pursuing licenses with other infant formula producers throughout the world to continue penetrating these markets. Our sales and royalties from infant formula licensees were approximately $1.4 million in 1999, $5 million in 2000 and $16 million in 2001. American Home Products, an infant formula licensee, accounted for approximately 18% of our total product sales and royalties in 1999, 33% in 2000, and 42% in 2001. Additionally, Mead Johnson & Company, another infant formula licensee, accounted for approximately 1% of our total product sales and royalties in 1999 and 2000 and 30% in 2001.

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

     In January 1997, we entered into an agreement with DSM Gist B.V. (“DSM”, formerly Royal Gist-Brocades B.V.) under which they became our exclusive contract supplier for nutritional oils containing ARA. DSM is a multi-billion dollar international group of companies that is active worldwide in the fields of life science, product performance materials and chemicals. At October 31, 2001 we had outstanding inventory purchase commitments to DSM totaling approximately $3 million.

     We market certain of our fluorescent detection products under a royalty-bearing license from Stanford University and certain fluorescent detection products under an exclusive royalty-bearing license from a private inventor.

     On November 1, 2001 we sold the assets, consisting primarily of inventory, and technology surrounding our former stable isotope product line to Spectra Gases, Inc., a privately held New Jersey company. As part of the agreement, we received approximately $800,000 for the assets of the group. We also retained an ongoing royalty from future reagent sales for five years up to a maximum of $500,000, and also received a 9% equity position and royalty interest in a new company that was formed to pursue the high-end protein labeling technology.

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

     As a result of us receiving Small Business Innovation Research grants, the U.S. Government will have certain rights (the “Government Rights”) in the technology that we developed with the funding. These rights include a non-exclusive, paid-up, worldwide license to practice or have practiced such inventions for any governmental purpose. In addition, the government has the right to require us to grant licenses which may be exclusive under any of such inventions to a third-party if the government determines that:

•	adequate steps have not been taken to commercialize such inventions;

•	such action is necessary to meet public health or safety needs; or

•	such action is necessary to meet requirements for public use under federal regulations.

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

     Costs under U.S. government contracts are subject to audit by the U.S. government. We believe that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 2001 will not be material.

MANUFACTURING

     We manufacture oils rich in DHA at our fermentation and oil processing facility located in Winchester, Kentucky, by conventional fermentation processes. We acquired the Winchester facility in 1995. The oils that we produce in this facility have been certified kosher by the Orthodox Union and certified Halal by the Islamic Food and Nutrition Council of America. We are currently in the process of optimizing the production of our DHA oil at our Winchester plant. While we believe that these optimization efforts will lead to significant gains in production yields in the next one to two years, we anticipate that these efforts will continue for the next several years and beyond as new technologies and algal strains are tested to further increase output and reduce costs. We have also entered into an agreement with a third party, DSM, to produce our ARA oil, and may enter into additional production agreements with other third parties if demand for our oil requires such additional output. We believe that, along with DSM, we can increase our production to meet approximately 20% to 30% of the world-wide infant formula market demand for DHA and ARA-rich oils. Our ability, however, to maintain commercial production at these levels at our plant has not yet been successfully tested. In 2001, we initiated plans to expand our existing facility in Winchester, KY to accommodate increased production. We believe that this buildout, which should more than double our production capacity at our plant, will cost as much as $15 million. Additionally, we have signed a non-binding letter of intent to acquire certain assets and assume certain liabilities of FermPro Manufacturing, L.P.(“FermPro”), a contract fermentation company. FermPro’s production facility consists of a 150 acre site in Kingstree, South Carolina with fermentation, recovery, laboratory and warehousing components. The facility will provide us with extensive production expansion capabilities for manufacturing our nutritional oils, as well as a highly trained workforce. We have also conducted DHA production trials with third party manufacturers. However, we do not currently have a third party manufacturing agreement in place to supply us with DHA-containing oil. The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale at a commercially acceptable cost. There can be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements (including Good Manufacturing Practices (“GMP”) requirements) or that we will be able to successfully obtain sufficient facilities to meet the future demand for our oils. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee at least one year or more to develop their own process of making our oils.

SOURCES OF SUPPLY

     Our raw material suppliers for production of DHA oil includes major chemical companies and food ingredient suppliers. We have identified and validated several sources for each of our major ingredients and have never had problems obtaining adequate quantities of any of these materials. Crude ARA oil is provided to us by DSM, a third-party processor. DSM, through a fermentation process, produces a fungal biomass rich in ARA oil, which is then sent to a sub-contractor for extraction of the oil. After extraction, the crude ARA oil is sent to our Winchester, Ky, production facility for final processing. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers’ demands. In this case, we would either have to manufacture the ARA containing oil at our plant, which would reduce our DHA containing oil production capacity, or enter into other third party manufacturer supply agreements. Although we feel that DSM can fill our ARA needs for at least the next several years, there is no guarantee the DSM will be able to adequately supply all of our ARA needs in the long-term. Additional capacity may need to be obtained, either within DSM or at another facility.

RESEARCH AND DEVELOPMENT

     The primary focus of our research and development activities has been on the development and optimization of our nutritional oils. Approximately two-thirds of the research and development costs of our nutritional oils have been incurred at our Winchester, KY plant. We purchased this plant in 1995, and since that time have continued an ongoing program to develop and refine processes for manufacturing our DHA and ARA oils at large scale. We currently have numerous development projects underway at our plant aimed at increasing our production yields, reducing waste and improving the quality of our nutritional oils. In addition, we currently have numerous projects ongoing at our lab in Columbia, MD surrounding, among other issues, analytical work on our DHA and ARA, sensory issues and genomics work. We also have numerous ongoing clinical trials involving our nutritional oils. Less than 5% of our current research and development efforts relate to our advanced detection technology.

SALES AND MARKETING

     Our nutritional oils are marketed and sold primarily to the infant formula and natural products industries. To use our DHA or ARA in infant formula, manufacturers must enter into a license agreement with us. Currently, seven major infant formula manufacturers have entered into such an agreement. Neuromins® DHA dietary supplements are sold principally through private-label distributors, but they are also sold directly to consumers and health care professionals through our toll-free call center. We have entered into agreements with Natrol, Inc. and Leiner Health Products for the packaging and distribution of Neuromins DHA supplements to mass market retail outlets. Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals®, and Nature’s Way, Inc. privately label and distribute Neuromins DHA supplements to natural foods markets. Neuromins DHA is currently sold in over 10,000 retail stores nationwide, including Safeway, Vitamin World, Eckerd’s, Lucky’s, Savon and Vitamin Shoppe. Neuromins DHA is also marketed through several mail order distributors. In the aggregate, these distributors have access to approximately 58,000 health food and mass retail outlets nationwide.

     In 2002, we will continue to support our sales efforts through a coordinated marketing campaign, including, but not limited to, national advertising, trade-show participation, and targeted public relations and educational efforts. However, there can be no assurances that we will be able to successfully market our nutritional products for use in infant formula or as a dietary supplement.

     We market our diagnostic products directly to large pharmaceutical and research institutions and through distribution agreements with Intergen Company, Perkin Elmer Life Sciences Products and Kirkegaard & Perry Laboratories.

COMPETITION

     The health care and biological sciences industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of whom have financial, technical and marketing resources significantly greater than us. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with our products and technologies. Academic institutions, governmental agencies and other public and private research organizations are also conducting research and development activities. These organizations are seeking patent protection, and may commercialize products and technologies on their own or through joint ventures that are competitive with our products and technologies. The existence of products and technologies of which we are not aware, or those that may be developed in the future, may adversely affect the marketability of the products and technologies that we have developed.

     The development of a DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil. Fish oil is significantly less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line. Though fish oil is a lower cost product relative to our DHA, it has odor, stability and taste characteristics that may limit its usefulness in food products. Several large companies, including BASF and F. Hoffman-LaRoche Ltd., have developed microencapsulated fish oil products. Though microencapsulation of the oil resolves much of the odor, stability and taste issues associated with fish oil, it also increases the cost of the product considerably.

     Published reports, however, have cited a number of fish oils as containing chemical toxins not present in our oils. In addition, the combination of either fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe upon our patent position. Several large companies are promoting ARA oil, but we are currently unable to evaluate whether any of these companies have the ability to produce ARA oil, or whether these companies will present a competitive threat to our ARA sales in the future. We are also aware that OmegaTech, Inc., is able to produce DHA from a strain of fungus containing DHA and is currently marketing this product as an adult nutritional supplement. However, we are currently unable to evaluate the degree of competitive threat that this source of DHA will present in the future.

     Small amounts of DHA and ARA can be derived from egg yolk lipids, but this DHA and ARA are not in the same molecular form as that found in breast-milk (i.e., phospholipid vs. triglyceride). DHA and ARA derived from egg yolks are currently being added to infant formula by Milupa, which was acquired by Numico in 1995. We believe that the processes to produce DHA and ARA from egg lipids are more costly than the processes that we use for producing DHA and ARA from microbial sources. Furthermore, the addition of DHA and ARA from egg yolks at levels equivalent to those found in human milk will result in dietary levels of lecithin and cholesterol far in excess of those found in human milk.

     There may be other competitive sources of DHA and ARA of which we are not aware. The fact that many of the companies mentioned above are larger, more experienced and better capitalized than us raises the significant risk that these companies may be able to use their resources to develop less costly sources of DHA and ARA than our current technology permits.

     In the area of advanced detection, our major competitors consist of life science reagent suppliers such as Amersham Pharmacia, Molecular Probes, Prozyme and Cyanotech. Our diagnostic products compete primarily on the basis of product efficacy, safety, patient convenience, reliability, price and proprietary position.

     Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending of DHA and ARA oils for use in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating our patents. Two U.S. patents were granted in 1997, one of which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998 a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils, as well as the blending of these oils for use in infant formula.

     Our success is dependent in part on our ability to obtain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and through trade secrets in other cases. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We have obtained approximately 25 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2017. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. There can be no assurance that:

•	any patent applications filed by, assigned to, or licensed to us will be granted;

•	we will develop additional products that are patentable;

•	any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions;

•	any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or

•	issued patents, or patents that may issue, will provide protection against competitive products or otherwise be commercially valuable.

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

     OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October, 2000, a division of the European Patent Office revoked our patent on the grounds that it is too broad. We immediately appealed this ruling, and as a result, our patent was reinstated and it will remain in effect during the appeal process, which is not expected to be completed until some time in 2004, at the earliest.

     With respect to our ARA patent issued by the European Patent Office (“EPO”), BASF A.G., F. Hoffman – LaRoche A.G., Friesland Brands B.V., OmegaTech Inc., Societe des Produits

Nestle S.A., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2006, at the earliest.

     OmegaTech has indicated to us orally that it may undertake an effort in Australia to challenge the validity of our DHA, ARA and mixed-oil patents.

     We expect that, in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We believe that challenges to our European patent covering our blend of DHA and ARA as well as our suite of U.S. patents may arise in the future. We will likely incur substantial costs in the future defending our patents.

     If we fail to maintain patent protection for our nutritional oils, it would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils, future royalties on sales of infant formula containing these oils or license fees related thereto. In particular, if we fail to maintain patent protection, it would permit our competitors to produce products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula manufacturers under license or those which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.

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

GOVERNMENT REGULATION AND PRODUCT TESTING

     Our products and our manufacturing and research activities are subject to varying degrees of regulation by a number of state and federal regulatory authorities in the United States, including the Food and Drug Administration (“FDA”) pursuant to the Federal Food, Drug and Cosmetic Act (the “FDC Act”). The products developed by us are subject to potential regulation by FDA as food ingredients, dietary supplements, drugs and/or medical devices. The regulatory status of the product is largely determined by its intended use.

     Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe (“GRAS”) food ingredients. Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. FDA has established detailed good manufacturing practice (GMP), labeling and other requirements for drugs, medical devices, infant formulas, foods and dietary supplements. The requirements for drugs, medical devices and infant formulas generally are much more stringent than the requirements for foods and dietary supplements.

     Our infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing our oils. Sales of our products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Five of our infant formula licensees have obtained the regulatory approval, where required, to sell term or pre-term infant formula supplemented with our oils in over 60 countries. No company has yet launched an infant formula containing our oils in the United States.

On May 17, 2001, we received notice from the FDA that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. Our licensees are responsible for satisfying the required statutory and regulatory pre-market notifications with the FDA before launching a product that contains our oils in the United States. On January 10, 2002, one of our licensees, Mead Johnson Nutritionals, announced that it will be introducing a new infant formula supplemented with our oils in early February under the brand name Enfamil LIPIL ™ in the United States. Additionally, on January 10, 2002, another licensee, The Ross Products Division of Abbott Laboratories, announced that it also plans to launch an infant formula supplemented with our oils in the United States in early 2002. The ultimate timing of launches of supplemented formula by our licensees is not under our control, however, and there can be no assurance that these launches will not incur significant delays that may materially and adversely affect the timing of the introduction of infant formulas containing our products in the United States.

     The Federal Dietary Supplement Health and Education Act of 1994 (“DSHEA”) regulates the use and marketing of dietary supplements. We are currently marketing a line of DHA dietary supplements, Neuromins® and Neuromins® PL. In addition, we are researching and developing new applications for our DHA and ARA oils. We believe that our DHA and ARA are not subject to premarket notification requirements when marketed for use as dietary supplements. There can be no assurance that the FDA would agree that a premarket notification is not required or that we will be able to comply with the requirements of DSHEA or any regulations that the FDA may promulgate thereunder.

     Our fluorescent detection and other products derived from microalgae are subject to potential regulation by FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that Martek or our licensees or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket authorizations or that FDA ultimately would authorize the marketing of such products on a timely basis, if at all.

     For potential pharmaceutical uses of products derived from microalgae, there can be no assurance that required clinical testing will be completed successfully within any specified time period, if at all, with respect to our products. Additionally, there is no assurance that Martek or our licensees or collaborators will be able to develop the extensive data needed to establish the safety and efficacy of these products for approval for drug uses, or that such drug products will not be subject to regulation as biological products or as controlled substances, which would affect marketing and other requirements.

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

     In connection with our decision to manufacture certain of our products, we will be required to adhere to applicable current GMP requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements, and records and other documentation controls. The GMP requirements for foods, infant formulas, drugs and medical devices vary widely. As the manufacturer of DHA and ARA that are marketed as dietary supplements and that presumably one day will be sold as ingredients in infant formulas sold in the United States, we are subject to GMP and various other requirements applicable to infant formulas and dietary supplements. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant infant formula and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

EMPLOYEES

     As of October 31, 2001, we had 166 full-time employees, of whom one was an M.D. and 18 had Ph.D.s. Approximately 48 employees are engaged in research and development and contract related research and development activities, 88 are engaged in production or production development related activities and 30 are in administrative, business development, and sales and marketing positions. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Directors are as follows:

Douglas J. MacMaster, Jr.     Member — Compensation Committee.
Age 71      Mr. MacMaster served in various management positions at Merck & Co., Inc. (“Merck”) from 1961 to 1988, at which time he was appointed Senior Vice President responsible for ten divisions, including Manufacturing and Technology, and Pharmaceutical Manufacturing. Mr. MacMaster retired from Merck in 1991 and currently serves as a director for Neose Technologies, Inc. (biotechnology) and Stratton Mutual Funds. Mr. MacMaster has been a director of the Company since 1993. His term expires in 2004.

John H. Mahar      Member — Compensation Committee.
Age 67      Mr. Mahar has served as President of Hillside Management, a consulting firm, since 1992. From 1991 to 1992, Mr. Mahar was a Vice President at Salomon Brothers Inc., serving as a principal for the Venture Capital Fund. From 1985 to 1991, Mr. Mahar was Executive Vice President and Chief Operating Officer of Elf Technologies, Inc., a venture capital firm. Mr. Mahar was reelected as a director of the Corporation in February 1993. Prior to that time, he served as a director of the Company from 1988 until 1991. His term expires in 2004.

Eugene H. Rotberg      Member — Audit Committee.
Age 72      Since 1990, Mr. Rotberg has been an independent advisor to international development and financial institutions. From 1987 to 1990, Mr. Rotberg was Executive Vice President and a member of the Executive Committee at Merrill Lynch & Co., Inc. From 1969 to 1987, Mr. Rotberg was Vice President and Treasurer of the World Bank. Mr. Rotberg has been a director of the Company since 1992. His term expires in 2004.

Gordon S. Macklin      Member — Audit Committee.
Age 73      Mr. Macklin serves as Deputy Chairman for White Mountains Insurance Group, Ltd, and is a director of MedImmune, Inc. (biotechnology), Overstock.com (internet sales), WorldCom, Inc., Spacehab, Inc. (aerospace technology) and director, trustee, or managing general partner, as the case may be, for 48 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin was formerly the Chairman of White River Corporation (financial services), the President of the National Association of Securities Dealers, Inc. (1970 — 1987) and the Chairman of Hambrecht and Quist Group. Mr. Macklin has been a director of the Company since November 1998. His term expires in 2003.

William D. Smart      Member — Compensation Committee.
Age 75      From 1955 until his retirement in 1987, Mr. Smart served in a variety of capacities for Abbott Laboratories, a pharmaceutical and healthcare company, most recently as President of Ross Laboratories, the nutritional products division of Abbott Laboratories, and Corporate Vice President of Abbott Laboratories. Mr. Smart has been a director of the Company since 1991. His term expires in 2003.

Jules Blake, Ph.D.      Member — Audit Committee.
Age 77      Dr. Blake served as Vice President of Research and Development, and later Vice President, Corporate Scientific Affairs, for Colgate-Palmolive from 1973 until 1989. Following his retirement in 1989, Dr. Blake accepted an appointment as Industrial Research Institute Fellow at the Office of Science and Technology Policy, Executive Office of the President, where he served until 1991. Dr. Blake also serves as a director for Gene Logic, Inc. (biotechnology). Dr. Blake has been a director of the Company since 1990. His term expires in 2002.

Ann L. Johnson, M.D.      Member — Compensation Committee.
Age 65      Dr. Johnson has served as a physician on the neonatology staff of Mills Peninsula Hospital since 1992. Dr. Johnson has a private practice in psychiatry and psychopharmacology. Dr. Johnson has been a director of the Company since March 1995. Her term expires in 2002.

Sandra Panem, Ph.D.      Member — Audit Committee.
Age 55      Dr. Panem is a partner in Cross Atlantic Partners, an investment company specializing in biotechnology and healthcare. Prior to 1999, Dr. Panem was President of Vector Fund Management, L.P. (“VFM”), which focused on later-stage companies. Prior to joining VFM, she served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Prior to joining Oppenheimer, Dr. Panem was a Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem has been a director of the Company since May 1995. Prior to that time, she served as a director from June 1990 until February 1993. Dr. Panem also serves as a director for Bioject, Inc. (healthcare equipment manufacturer) and Synaptic Pharmaceutical Corporation (biotechnolgy). Her term expires in 2002.

Henry Linsert, Jr      Chairman, Chief Executive Officer and Director
Age 61      Mr. Linsert joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp., a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington

University and a B.A. from Duke University. His term expires in 2002.

Dr. Richard J. Radmer      President, Chief Scientific Officer and Director
Age 59      Dr. Radmer, a founder of Martek, has served since 1985 as a director and as President and Chief Scientific Officer of the Company. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. Dr. Radmer received a Ph.D. in biology, an M.S. in botany and a B.S. in biochemistry from the University of Chicago. He completed his Ph.D. studies while in residence at Harvard University. His term expires in 2003.

     Executive Officers (in addition to Messrs. Linsert & Radmer):

Thomas C. Fisher      Senior Vice President, Operations
Age 55      Mr. Fisher joined Martek in 1991 and was named Senior Vice President of Operations in 1992 after 18 years with Merck and Dupont-Merck. Mr. Fisher’s last position was Vice President for Technical Operations at Dupont-Merck, and in that capacity he was responsible for world-wide pharmaceutical production, quality control and engineering. During his tenure at Merck, Mr. Fisher was Director of Biological Manufacturing and held management positions in sterile operations, development and quality control. Mr. Fisher received an M.S. in genetics from West Virginia University and a B.S. in biology from Waynesburg College.

Jerome C. Keller      Senior Vice President, Sales & Marketing
Age 59      Mr. Keller joined Martek in September 1997 as Senior Vice President of Sales and Marketing. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Some of the products introduced under Mr. Keller included Pepcid, Mefoxin, Primaxin, Vasotec, Mevocor, Zocor, Proscor and Prilosec. Mr. Keller has a M.S. degree from the University of Pittsburgh and a B.S. degree from Duquesne University.

George P. Barker      Senior Vice President, General Counsel and Secretary
Age 62      Mr. Barker joined Martek in June 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Martek, Mr. Barker was Senior Vice President of Howard County General Hospital, Inc: A Member of Johns Hopkins Medicine and its affiliate Howard County Health Services, Inc. In these positions, Mr. Barker had both legal and business responsibilities. From 1982 to 1991, Mr. Barker was Senior Vice President for Development, General Counsel and Secretary of The Enterprise Development Company, a real estate development company located in Columbia, Maryland. Prior to 1982, Mr. Barker held positions as a partner of a Baltimore, Maryland, law firm and Associate General Counsel and Assistant Secretary of The Rouse Company, a real estate development company also located in Columbia, Maryland. Mr. Barker has an A.B. degree from Princeton University and a LL.B. degree from Columbia University.

Peter L. Buzy      Chief Financial Officer and Treasurer
Age 42      Mr. Buzy joined Martek in March 1998 as Chief Financial Officer. Prior to joining Martek, Mr. Buzy spent 13 years with the accounting firm of Ernst & Young LLP, most recently as an audit partner in the Northern Virginia High Technology/Life Sciences Practice. Mr. Buzy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received his B.S. in accounting from Salisbury State University.

ITEM 2. PROPERTIES.

     We lease an aggregate of approximately 40,000 square feet of laboratory, manufacturing, technical and administrative space in Columbia, Maryland, 6,000 square feet of which is currently being subleased. Our lease expires in 2004, but we have an option to extend the lease through 2009 at the expiration of the initial lease.

     We own a fermentation and oil processing facility in Winchester, KY where we produce oils rich in DHA and ARA using our proprietary technology. The facility is located on eight acres and occupies approximately 36,000 square feet holding two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment. In addition, in 2001 we began building a new 25,000 square feet packaging and material handling building, and also initiated plans to add an approximate 5,000 square feet addition to our existing fermentation facility to house three 267,000 liter fermentors with additional infrastructure, which should more than double our current DHA production capacity.

ITEM 3. LEGAL PROCEEDINGS.

     OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October, 2000, a division of the European Patent Office (“EPO”) revoked our patent on the grounds that it is too broad. We immediately appealed this ruling, and as a result, our patent was reinstated and it will remain in effect during the appeal process, which is not expected to be completed until sometime in 2004, at the earliest.

     With respect to our ARA patent issued by the EPO, BASF A.G., F. Hoffman – LaRoche A.G., Friesland Brands B.V., OmegaTech Inc., Societe des Produits Nestle S.A., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2006, at the earliest.

     We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is traded on the NASDAQ National Market System under the symbol MATK. As of December 31, 2001, there were approximately 170 holders of record of the Company’s common stock. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividend in the foreseeable future. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Company’s common stock as reported by NASDAQ:

PRICE RANGE OF COMMON STOCK

Fiscal 2000	High	Low

November 1, 1999 - January 31, 2000	$15.375	$7.375
February 1, 2000 - April 30, 2000	$32.000	$11.000
May 1, 2000 - July 31, 2000	$24.500	$13.875
August 1, 2000 - October 31, 2000	$24.875	$15.750

Fiscal 2001	High	Low

November 1, 2000 - January 31, 2001	$21.625	$12.000
February 1, 2001 - April 30, 2001	$19.125	$12.250
May 1, 2001 - July 31, 2001	$28.500	$13.730
August 1, 2001 - October 31, 2001	$24.250	$14.000

Changes in Securities.

The following information relates to the sale of the Company’s securities on December 17, 2001 in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933 and the rules and regulations therein:

Name of	Shares of Martek
Shareholder	common stock received
Deerfield Partners, L.P.	386,099
Deerfield International Limited	163,901
Crosslink Crossover Fund III, L.P.	172,700
Crosslink Partners Fund, L.P.	15,700
Offshore Crosslink Crossover Fund III, Unit Trust	11,600
Addison Clark Offshore Fund, LTD	83,895
Addison Clark Fund, L.P.	66,105
Catalyst Partners, L.P.	50,450
Catalyst International Ltd.	1,550
DMG Legacy Fund LLC	3,000
DMG Legacy Institutional Fund LLC	27,000
DMG Legacy International Ltd.	45,000
Westfield Life Sciences Fund L.P. II	10,800
Westfield Life Sciences Fund L.P.	19,200
The Gordon S. Macklin Family Trust under Agreement dated 7/7/94	20,000
Brady Retirement	7,700
Presidio Partners	56,400
Geary Partners	35,900

1,177,000

The private placement brought net proceeds to the Company of approximately $21 million. Adams Harkness & Hill served as placement agent.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included in Item 8 “Financial Statements and Supplementary Data”.

		Year Ended October 31,

In thousands except per share data	2001	2000	1999	1998	1997

Statements of Operations Data
Revenues Product sales and royalties	$18,575	$8,726	$5,744	$5,241	$3,594
Research and development contracts and grants	142	879	383	484	530
License fees and other revenues	107	72	6	1,165	293

Total revenues	18,824	9,677	6,133	6,890	4,417
Costs and expenses Cost of product sales and royalties	12,554	7,092	4,209	3,856	2,697
Research and development	12,705	12,517	10,309	9,787	11,051
Selling, general and administrative	7,969	6,942	6,822	7,360	7,415
Other operating expenses	565	—	—	—	—

Total costs and expenses	33,793	26,551	21,340	21,003	21,163

Loss from operations	(14,969)	(16,874)	(15,207)	(14,113)	(16,746)
Other income, net	1,267	1,147	359	652	1,349

Net loss	$(13,702)	$(15,727)	$(14,848)	$(13,461)	$(15,397)

Net loss per share, basic and diluted	$(0.73)	$(0.91)	$(0.95)	$(0.94)	$(1.14)

Weighted average common shares outstanding	18,864	17,335	15,581	14,330	13,559

			October 31,

	2001	2000	1999	1998	1997

Balance Sheet and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$26,682	$19,264	$16,331	$17,657	$20,674
Working capital	31,501	21,266	20,162	21,011	21,988
Total assets	56,603	45,442	39,145	40,747	41,340
Long-term portion of unearned revenue	2,353	2,460	—	—	—
Long-term debt	—	—	472	1,951	3,292
Accumulated deficit	(103,327)	(89,625)	(73,898)	(59,049)	(45,588)
Total stockholders’ equity	46,701	35,455	35,172	35,294	34,686
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations and we desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of the following important factors discussed below have been discussed in our prior SEC filings:

•	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, production expansion, margin and productivity improvements, applications and potential marketing partnerships;

•	expectations regarding sales and royalties by and from our formula licensees;

•	expectations regarding potential marketing of our oils in infant formula by our licensees in the U.S.;

•	expectations regarding future efficiencies in manufacturing processes and the costs of production of our nutritional oils and purchase of third party manufactured oils;

•	expectations regarding future research and development costs;

•	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities; and

•	expectations that our proposed acquisition of FermPro will be completed and, if so, within the timeframe indicated.

You should be cautioned that the above important factors have affected, and in the future could affect, our actual results. There may also be additional factors not discussed in this report that could also affect future results. These factors could cause our future financial results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements may include words such as “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. This list does not constitute all factors which you should consider prior to making an investment decision in our securities. You should also not assume that the information contained herein is complete or accurate in all respects after the date of this filing. We disclaim any duty to update the statements contained herein.

WE HAVE EXPERIENCED NET OPERATING LOSSES SINCE OUR INCEPTION, ARE LIKELY TO CONTINUE TO EXPERIENCE NET OPERATING LOSSES IN THE SHORT TERM, AND MAY NEVER BECOME PROFITABLE.

We have experienced net operating losses since our inception. As of October 31, 2001, we have an accumulated deficit of $103,327,000. Until we realize significant revenues from sales of our nutritional products, we expect to continue to experience net operating losses. Our balance of cash and cash equivalents at October 31, 2001 was approximately $20.6 million and as of October 31, 2001, we had approximately $6 million in short term investments and marketable securities. In December 2001, we closed a private placement of our stock which gave us additional net proceeds of approximately $21 million. We have a current balance of cash and liquid investments of approximately $44 million at December 31, 2001. Although this cash should allow us to meet our operating needs for at least the next 12 months, we must achieve sustained profitability to generate the cash necessary to be a viable business in the long term, and at this time we have not yet generated a sustained source of revenues to achieve this.

IF OUR INFANT FORMULA LICENSEES DELAY THE LAUNCHING OF PRODUCTS CONTAINING OUR NUTRITIONAL OILS IN THE UNITED STATES, OR INFANT FORMULA PRODUCTS CONTAINING OUR NUTRITIONAL OILS DO NOT GAIN WIDESPREAD ACCEPTANCE IN THE UNITED STATES, OR OUR INFANT FORMULA LICENSEES DO NOT BROADEN THEIR USE OF OUR NUTRITIONAL OILS IN THEIR PRODUCTS OVERSEAS, WE MAY NOT BE ABLE TO REACH REVENUE LEVELS THAT WOULD ALLOW US TO BE PROFITABLE.

Nutritional product sales and royalties are likely to be our main source of revenues in the future. Although we sell some of our nutritional oils into the adult nutritional products market, over 90% of our current nutritional product revenues come from our license agreements with infant formula manufacturers. As such, we depend on the licensees' sales of products that include our nutritional oils. Although some of our licensees have included our nutritional oils in some of their products outside the United States, and two of our licensees have announced plans to launch infant formula supplemented with our nutritional oils in the United States in early 2002:

•	our licensees in the United States may delay launching or not follow through with their planned launches of products containing our oils;
•	infant formula supplemented with our nutritional oils may not gain widespread acceptance in the United States;
•	additional licensees may not introduce infant formula products containing our nutritional oils in the United States; or
•	our licensees may not broaden their use of our nutritional oils overseas.

If these events occur and we do not recognize significant revenues as a result of increased product introductions, we do not expect to be profitable from the sale of nutritional oils to our licensees.

Ultimately our success in the infant formula industry depends on growing acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Also, many experts recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formula without our oils contains sufficient precursor fats that infants can convert into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carryover to improved results later in life. Due to these differences in opinion, we are subject to the risk that the use of DHA and ARA in infant formula may never gain widespread acceptance.

IF OUR LICENSEES DO NOT SATISFY RELEVANT REGULATORY REQUIREMENTS FOR THE USE OF OUR NUTRITIONAL SUPPLEMENTS IN INFANT FORMULAS, THEY WILL NOT BE ABLE TO MARKET FORMULA CONTAINING OUR PRODUCTS.

Many of our products and the manufacturing and marketing of these products are subject to extensive regulation by the FDA and similar regulatory authorities in other countries depending on the product type and method of manufacture. For example, the FDA regulates, to varying degrees and sometimes in very different ways, infant formulas, dietary supplements, foods, medical foods, animal feed and pharmaceutical products.

In May 2001, the FDA completed its review of our generally recognized as safe (“GRAS”) notification. The agency issued a letter notifying us that the FDA had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specific ratios in infant formula. Our licensees are responsible for satisfying the required statutory and regulatory pre-market notifications with the FDA before launching a product that contains our oils in the United States. On January 10, 2002, one of our licensees, Mead Johnson Nutritionals, announced that it will be introducing a new infant formula supplemented with our oils in early February under the brand name Enfamil LIPIL ™ in the United States. Additionally, on January 10, 2002, another licensee, The Ross Products Division of Abbott Laboratories, announced that it also plans to launch an infant formula supplemented with our oils in the United States in early 2002. The ultimate timing of launches of supplemented formula by our licensees, however, is not under our control, and there can be no assurance that these launches will not incur significant delays that may materially and adversely affect the timing of the introduction of infant formulas containing our products in the United States.

IF ADDITIONAL POSITIVE CLINICAL RESULTS ARE NOT OBTAINED, WE MAY NOT BE ABLE TO DEVELOP A PROFITABLE MARKET FOR OUR NUTRITIONAL OILS OUTSIDE OF THE INFANT FORMULA MARKET.

Approximately 10% of our current nutritional product revenues come from sales of our nutritional oils to distributors and directly to consumers in the adult supplement market. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cystic fibrosis, cancer, and neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data is not required to market nutritional supplements to consumers or distributors outside of the infant formula market, we believe that further clinical studies are needed to validate the benefits of DHA supplementation. Accordingly, we have recently begun sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we, as well as others, are conducting research regarding the impact of DHA supplementation on cystic fibrosis and certain visual and neurological disorders. Unless these studies, which are more extensive than earlier pilot studies, establish and quantify the positive impact of DHA supplementation, we may only have a limited adult nutritional supplement market opportunity.

EVEN IF OUR PRODUCTS DO OBTAIN WIDESPREAD ACCEPTANCE, WE MAY NOT BE ABLE TO PRICE THE PRODUCTS AT A LEVEL THAT WOULD ALLOW US TO BE PROFITABLE.

Infant formula pricing is very competitive and the market is very sensitive to product price changes. Because the inclusion of our oils into infant formula may add 10% to 20% to the retail cost of standard infant formula, there is the risk that our licensees may never be able to sell supplemented products at a price that will allow them to gain broad market acceptance while at the same time be profitable. Although our current contracts with licensees outline product pricing and royalty rates, we cannot predict whether these pricing structures will allow our licensees to be competitive in the future. If we have to reduce our prices, we may not be able to sell products at a price that would enable us to be profitable. Since December 2000, over 95% of our sales to infant formula licensees have been made under all-inclusive pricing, and we anticipate that this trend will continue for future sales to infant formula licensees. We do not believe that this change is material to investors as the economics of all-inclusive pricing is similar to the royalty bearing arrangements, with the current transfer price and royalty combined into one price with a slight discount. Although either our all-inclusive pricing structure or the royalty bearing arrangements will enable us to achieve profitability if our products receive widespread acceptance, we cannot predict whether either of these pricing structures will enable our licensees to achieve success marketing these products. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future and all of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources.

IF WE ARE UNABLE TO INCREASE OUR PRODUCTION CAPACITY OR ENTER INTO FAVORABLE AGREEMENTS WITH THIRD PARTIES TO PRODUCE OUR OILS, OUR CUSTOMERS MAY NOT BE ABLE TO OBTAIN A SUFFICIENT SUPPLY OF DHA AND ARA AT A COMMERCIALLY REASONABLE PRICE TO GAIN A BROAD ACCEPTANCE OF THESE PRODUCTS AND OUR FUTURE REVENUES FROM THESE PRODUCTS MAY BE LIMITED.

To meet our customers’ projected demand for our nutritional oils, we have developed a process for the large-scale production of our oils at our Winchester, Kentucky manufacturing plant. We estimate the worldwide infant formula market to be approximately $6 to $8 billion. If our licensees were to penetrate 100% of this market with DHA and ARA supplemented formulas, we estimate that we would receive approximately $350 to $400 million in revenues annually from these sales. To date, our licensees have penetrated less than 5% of the worldwide infant formula market. While our current production level in our plant is sufficient to meet this current demand, if demand increases beyond our current production capabilities, we may be unable to produce the required quantities of oil cost effectively. Although our licensees have a right to manufacture DHA and ARA, we are not aware of any of our licensees doing so or preparing to do so. We estimate that it may take a licensee approximately one year or more to develop their process of making our oils. Accordingly, if we are unable to meet demand, our licensees may not be able to manufacture product themselves for at least one year. We believe that we can increase production to supply approximately 20% to 30% of the worldwide infant formula market with additional capital expenditures. However, our ability to maintain commercial production at those levels at our plant has not been successfully tested. In 2001, we initiated plans to expand our existing facility in Winchester, KY to accommodate increased production. We believe that this buildout, which should more than double our production capacity at our plant, will cost as much as $15 million. In addition, to further increase our production capacity, in December 2001 we signed a non-binding letter of intent to acquire certain assets and assume certain liabilities of FermPro, a contract fermentation company. FermPro’s production facility consists of a 150 acre site in Kingstree, South Carolina with fermentation, recovery, laboratory and warehousing components. The facility will provide us with extensive production expansion capabilities for manufacturing our nutritional oils, as well as a highly trained workforce. We have also conducted DHA production trials with third party manufacturers. However, we do not currently have a third party manufacturing agreement in place to supply us with DHA-containing oil. If we are unable to cost effectively manufacture our DHA-containing oils at our plant, unable to complete the acquisition of FermPro, unable to enter into a favorable third party manufacturing agreement, or our licensees are unable to find alternative sources for our DHA-containing oils, our licensees may not be able to meet demand and our revenues may be limited in the future.

Although we are able to produce ARA-containing oil at our Winchester plant, we have entered into an agreement with a third party manufacturer, DSM, to supply our ARA-containing oil. We believe that DSM can provide us with sufficient quantities of ARA oil to supply approximately 20% to 30% of the worldwide infant formula market. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers’ demands. In this case, we would have to either manufacture the ARA-containing oil at our plant, which would reduce our DHA-containing oil production capacity, or enter into other third party manufacturer supply agreements. If we are unable to find alternative supply sources or are unable to cost effectively manufacture the ARA-containing oil in our Winchester plant, our licensees may not be able to meet future product demand and our future revenues from sales of ARA-containing oils may be limited.

BECAUSE WE ARE STILL IN THE EARLY STAGES OF PRODUCT DEVELOPMENT, WE WILL NEED SIGNIFICANT ADDITIONAL CAPITAL TO EXPAND OUR PRODUCTION CAPABILITY, CONTINUE OUR RESEARCH AND DEVELOPMENT EFFORTS, CONDUCT PRODUCT TESTING, INCLUDING PRECLINICAL AND CLINICAL TRIALS, AND MARKET OUR PRODUCTS.

We have a number of products that are in the early stages of research and development, product testing, manufacturing or marketing. Our nutritional oils sales are increasing, and meeting future demand will require expanding our production capability for DHA oil. We estimate that our initial expansion plan may cost up to $15 million. Although at December 31, 2001 we had approximately $44 million in cash and cash equivalents available to meet these capital requirements, we believe that additional funds of $10 to $20 million may be needed in the longer-term to fund additional expansion of our production capacity (either at our Winchester, KY facility or at other third party manufacturing facilities), our research and development, product testing, and marketing activities. The timing and extent of our additional cash needs will primarily depend on the timing and extent of future launches of infant formula products containing our oils by our licensees, and our ability to generate profits from the sales of these oils.

To continue to fund our growth, we will pursue various sources of funding, which may include equity issuances, debt financing, asset based borrowing, lease financing, and collaborative arrangements with partners. Because debt financing arrangements may require us to comply with financial covenants, we may not be able to secure debt financing on terms acceptable to us. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patents, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs which may have a materially adverse affect on our future business.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE A HIGH LEVEL OF VOLATILITY DUE TO FACTORS SUCH AS ITS RELATIVE ILLIQUIDITY, THE VOLATILITY IN THE MARKET FOR BIOTECHNOLOGY STOCKS GENERALLY, AND THE EFFECT OF SHORT TERM EVENTS LIKE PRODUCT LAUNCHES AND LICENSE ANNOUNCEMENTS.

We are a public emerging growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending October 31, 2001, our common stock price has traded between $28.50 and $12.00. During the fifty-two week period ending October 31, 2000, our common stock price ranged from $7.375 to $32.00. The following are examples of items that may significantly impact the market price for our common stock:

•	announcements of technical innovations, new commercial products, product launches, new license arrangements or strategic partnerships by us or our competitors;

•	patent or other intellectual property disputes;

•	quarterly fluctuations in our results of operations;

•	regulatory decisions (approvals or disapprovals) concerning our products and our competitors’ products; and

•	general market conditions for emerging growth companies and bioscience companies.

Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to handle a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.

The market liquidity for our stock is very low. As of December 31, 2001, we had 20,756,786 shares of common stock outstanding. Since our initial public offering of common stock on November 23, 1993, the average daily trading volume in our common stock as reported on the NASDAQ National market has been 73,629 shares. The average trading volume in our common stock during the fifty-two week period ending October 31, 2001 was 76,087 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell and the price at which you are able to sell your shares of common stock.

IF SIGNIFICANT SHARES ELIGIBLE FOR FUTURE SALE ARE SOLD OR REGISTRATION RIGHTS ARE EXERCISED, THE RESULT MAY DEPRESS OUR STOCK PRICE BY INCREASING THE SUPPLY OF OUR SHARES IN THE MARKET AT A TIME WHEN DEMAND MAY BE LIMITED.

Because we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing, and the manufacturing or marketing of our products, we may need to raise additional capital through the sale of equity securities. As of December 31, 2001, we had 20,756,786 shares of common stock outstanding, stock options outstanding to purchase an aggregate of 3,478,730 shares of common stock at various exercise prices ranging from $6.25 to $34.25 per share, and warrants outstanding to purchase up to 664,072 shares of common stock at exercise prices between $7.51 and $19.05. To the extent that these options and warrants for our common stock are exercised, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. Additionally, some of our stockholders who bought shares or warrants from us in private placements have registration rights. If the stockholders were to exercise their registration rights when we are seeking to raise capital by selling stock in a registered offering, the result could effectively prevent us from doing so.

OUR CURRENT PATENTS MAY NOT BE ABLE TO PROVIDE PROTECTION AGAINST COMPETITIVE PRODUCTS AND WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY PORTFOLIO IN THE FUTURE.

European and United States patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our issued patents, or patents that we may obtain in the future, may not afford adequate protection against competitors with competing technology because governmental agencies may revoke our patents for being too broad or may limit the scope of our patents. If this happens, companies may be able to produce products using our previously patented technology.

OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, a division of the European Patent Office revoked our patent on the grounds that it is too broad. We immediately appealed this ruling, and as a result, our patent was reinstated so that it will remain in effect during the appeal process, which is not expected to be completed until sometime in 2004, at the earliest. If the revocation is upheld upon our appeal, or any other challenges to our patents are successful, our competitors may be able to produce our products and, as a result, we may experience decreases in the future sales of our nutritional oils, decreases in the revenues on sales of infant formula containing our oils and decreases in license fees related to our oils. Although our revenues may decrease under our license agreements, the revocation of our European DHA patent would not terminate any of our license agreements.

With respect to our ARA patent issued by the European Patent Office (“EPO”), BASF A.G., F. Hoffman – LaRoche A.G., Friesland Brands B.V., OmegaTech Inc., Societe des Produits Nestle S.A., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2006, at the earliest.

OmegaTech has indicated to us orally that it may undertake an effort in Australia to challenge the validity of our DHA, ARA and mixed-oil patents.

We expect that in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We are aware that our European DHA and ARA patents are being challenged and believe that challenges to our European patent covering our blend of DHA and ARA as well as our suite of U.S. patents may arise in the future. We may also incur substantial costs in the future defending our patents.

WE ARE AWARE OF SEVERAL PRODUCTS THAT ARE CURRENTLY AVAILABLE, AND PRODUCTS UNDER DEVELOPMENT, THAT MAY PRESENT A SERIOUS COMPETITIVE THREAT TO OUR PRODUCTS.

Our success depends upon achieving and maintaining a superior competitive position in infant formula and adult nutritional product markets. Many of our competitors, which include BASF, F. Hoffman-LaRoche Ltd., OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. If a competitor develops a better product or technology, our products or technologies may be rendered obsolete.

We believe that, to date, we have developed the most efficient production method and purest forms of DHA and ARA oils; however, we are aware that other methods of producing DHA and ARA are available. Although no company has yet received approval to market these products in infant formula in the United States, some infant formulas and other products now on the market outside the United States use oils derived from other sources, such as fish or eggs. We are aware of the development of a DHA-containing fish oil which provides an alternative to our DHA oil for infant formula applications. Although it is a lower cost product relative to our DHA, fish oil has odor, stability and taste characteristics that may limit its usefulness. Only a very small percentage of currently marketed supplemented infant formulas contain DHA and ARA that have not been produced by us. Currently, fish oil based products dominate the adult DHA supplement market. We are aware of the development of microencapsulated fish oil products by several large companies, including BASF and F. Hoffman-LaRoche Ltd. Although microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil. Because fish oil is significantly less costly than our DHA oil, fish oil presents a substantial competitive threat to our Neuromins® DHA. None of these companies has yet received approval to include DHA derived from fish oil or eggs in infant formula within the United States; however, some of these companies have received approval to include DHA derived from fish oil in infant formula in Asia and DHA and ARA derived from eggs in infant formula in Europe.

We are also aware that OmegaTech, Inc., an early stage company, is able to produce DHA from a strain of fungus and is presently marketing this product in animal feeds as well as in adult nutritional supplements. OmegaTech, Inc. is currently challenging our European DHA and ARA patents and, if their challenges are upheld on appeal, their ability to compete with us would be strengthened. Although, based on the strength of our intellectual property, we do not believe that OmegaTech’s source of DHA will present a significant threat in infant formula supplementation, we are currently unable to predict the future degree of competitive threat that OmegaTech’s DHA may present to us in the areas of adult nutrition.

GENERAL

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our new phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing approximately 60% of the estimated $6 to $8 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world.

We have incurred losses in each year since our inception. At October 31, 2001, our accumulated deficit was approximately $103,327,000. Although we anticipate a continuation of our sales growth, we also expect our research and development, production optimization and product marketing activities to remain high, and as a result, expect our operating losses to continue for at least the first three quarters of 2002. In addition, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

•	favorable FDA and other regulatory actions related to products containing our oils;

•	market introductions of products by our licensees; and/or

•	agreements with other future third-party collaborators.

Because of this, the timing or likelihood of future profitability is largely dependent on factors over which we have no control.

MANAGEMENT OUTLOOK AND REGULATORY ISSUES

We believe that while quarterly results may show fluctuations in product sales, the outlook for future revenue growth remains positive and that fiscal 2002 sales will surpass prior year levels. Specifically, we believe that for fiscal 2002 as a whole, term infant formulas containing our oils will be introduced in additional countries and sales and royalties from our nutritional oils will continue to grow. To date, five of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world. No company has yet launched an infant formula containing our oils in the United States.

On May 17, 2001, we received notice from the FDA that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. Our licensees are responsible for satisfying the required statutory and regulatory pre-market notifications with the FDA before launching a product that contains our oils in the United States. On January 10, 2002, one of our licensees, Mead Johnson Nutritionals, announced that it will be introducing a new infant formula supplemented with our oils in early February under the brand name Enfamil LIPIL ™ in the United States. Additionally, on January 10, 2002, another licensee, The Ross Products Division of Abbott Laboratories, announced that it also plans to launch an infant formula supplemented with our oils in the United States in early 2002. The ultimate timing of launches of supplemented formula by our licensees is not under our control, however, and there can be no assurance that these launches will not incur significant delays that may materially and adversely affect the timing of the introduction of infant formulas containing our products in the United States.

Nevertheless, we anticipate that new infant formula products containing our oils will continue to be introduced in various countries around the world and we will see continued growth in sales from infant formula related products, independent of U.S. introductions.

RESULTS OF OPERATIONS

Revenues

Our revenues increased from $6,133,000 in 1999 to $9,677,000 in 2000, an increase of 58%, and increased to $18,824,000 in 2001, a 95% increase over 2000, mainly due to increased nutritional product sales and royalties.

Our total product sales and royalties increased $2,982,000, or 52% in 2000 over 1999 and increased $9,849,000, or 113% in 2001 over 2000. Our sales of nutritional products increased $2,780,000, or 88% in 2000 over 1999, and increased an additional $9,655,000, or 163% in 2001 over 2000. Our royalties on sales of infant formula products increased from $394,000 in 1999 to $948,000 in 2000, an increase of 141%, and increased to $1,222,000 in 2001, a 29% increase over 2000. The increase in our nutritional product sales and royalties is primarily due to increased sales of oil to infant formula licensees. Our licensees launched premium term infant formulas with our oils in twelve additional countries in 2001, including the United Kingdom and Spain. We are optimistic that as market acceptance of these products grows, more term infant formula launches will occur in additional countries around the world.

Our sales of stable isotopes and other products decreased by $352,000, or 16% in 2000 compared to 1999, and decreased an additional $80,000, or 4% in 2001 over 2000. For 2001, decreased sales of stable isotopes were offset by improved sales of fluorescent marker products, which increased primarily due to a new distribution agreement with PerkinElmer Life Sciences, Inc. which was entered into during the first quarter of fiscal year 2001. Although we anticipate continued increases in fluorescent marker sales, our overall sales of stable isotopes and other products will decrease in the short-term due to our sale of the stable isotope product line. Effective November 1, 2001, we sold the stable isotope product line to Spectra-Gases, retaining a royalty interest in future isotope sales for five years up to a maximum of $500,000 and a 9% ownership and royalty interest in a new company that was formed to market the technology surrounding the fast-track protein labeling system.

Our revenues from research and development work increased from $383,000 in 1999 to $879,000 in 2000, an increase of 130%, and decreased to $142,000 in 2001, a decrease of 84% compared to 2000. The decrease in 2001 is mainly due to a third-party development project that occurred during 2000 at our Winchester, KY plant that did not repeat in 2001.

Our revenues from license fees and other sources increased $66,000 in 2000 over 1999, and further increased $35,000 in 2001 over 2000, primarily due to the amortization of unearned revenue from our license agreement with Abbott Laboratories which was entered into in March, 2000.

Cost of Product Sales and Royalties

Our cost of product sales and royalties increased to 81% of product sales and royalties in 2000, up from 73% in 1999, and decreased to 68% in 2001. The improvement in margin in 2001 is primarily a result of the change in pricing to most of our infant formula licensees from a royalty-based price to an all-inclusive pricing structure. Under royalty-based pricing we sell products to our licensees at an initial transfer price and there is an approximate three to six month delay after this sale until royalties are received and recognized as revenue. Under all-inclusive pricing, we incorporate a slightly discounted royalty up-front into our sales price. The overall economics of an all-inclusive price closely match those of our royalty-bearing arrangements; however, the all-inclusive price eliminates major fluctuations that result from the delayed impact of royalties. Since December 2000, over 95% of all sales to infant formula licensees have been made under all-inclusive pricing, and management anticipates that this trend will continue for future sales to infant formula licensees.

Our overall high cost of product sales and royalties includes costs associated with both ARA and DHA production. Our gross profit margins are most significantly impacted by the cost of ARA oil, which is manufactured by a third party, DSM. ARA typically represents approximately two-thirds of our product sales to infant formula licensees. We believe that, with the complete amortization of the start up costs of DSM, currently included in the price of ARA, and increased volume purchases, the cost of our ARA oil will decrease significantly in 2002, resulting in improved gross profit margins. Our high DHA production costs reflect the fact that our current DHA inventory was manufactured during a period when we had not yet realized DHA production efficiencies at our Winchester, KY plant due to the low volume of production and because we have not yet optimized our DHA production process. To prepare for increased production, in 2001 we began testing certain processing improvements at large scale, including expensive scale-up experiments, which resulted in certain lost batches and reduced overall DHA yields. We continue to actively work toward improving our DHA production yields, and believe that the additional costs incurred in 2001 will be more than offset by future benefits of improved yields and lower production costs. In addition, our planned expansion in Winchester, KY and proposed acquisition of the FermPro facility will bring economies of scale, which should also lower our future production costs.

Research and Development

Our research and development costs increased $2,208,000, or 21% in 2000 over 1999 and increased an additional $188,000, or 2% in 2001 over 2000. In 2001, we incurred approximately $12.7 million in research and development expenditures. Approximately 85% of these costs related to nutritional oils development costs, approximately 12% related to stable isotope research, and approximately 3% related to research and development on our advanced detection technology. With the sale of our stable isotope product line in November 2001, we anticipate that over 95% of our future research and development costs will be focused on our nutritional oils and less than 5% focused on our advanced detection technology.

Over two-thirds of the research and development costs of our nutritional oils have been incurred at our Winchester, KY plant. We purchased this plant in 1995, and since that time have continued an ongoing program to develop and refine processes for manufacturing our DHA and ARA oils at large scale. We currently have numerous development projects underway at our plant aimed at increasing our production yields, reducing waste and improving the quality of our nutritional oils. These projects are expected to last several years and may cost as much as $15 million. While we believe that these projects will continue to yield production improvements throughout the next several years and will result in reduced production costs and improved gross profit margins, the ultimate timing and impact of these projects on our operations and financial results cannot be accurately predicted.

In addition to the above, we incur approximately $2 – $3 million annually on lab-scale development work on our algal oils at our Columbia research facility. We currently have numerous projects ongoing at our Columbia facility surrounding, among other issues, analytical analysis of our DHA and ARA, sensory issues and genomics work. These projects are expected to continue for several years and may cost as much as $10 million. We also have numerous ongoing clinical trials involving our nutritional oils, some of which may take up to 5 years to complete. In 2001, we spent in excess of $1 million servicing these trials, and anticipate spending as much as $5 million servicing these trials over the next several years.

Selling, General and Administrative

Our selling, general and administrative costs increased by $120,000, or 2% in 2000 compared to 1999, and increased an additional $1,027,000, or 15%, in 2001 over 2000. These increases are primarily the result of increased general corporate insurance and legal expenses.

Other Operating Expenses

In 2001, we incurred other operating expenses of $565,000 associated with evaluating and/or obtaining additional capacity for the production of our DHA and ARA oils, including costs associated with testing and validating the fermentation technology at FermPro.

Other Income, Net

Our other income, net increased by $788,000 in 2000 over 1999, and increased an additional $120,000 in 2001 over 2000, primarily due to higher cash balances on which interest income was earned and a decrease in interest expense on outstanding debt, which was extinguished during the second quarter of fiscal 2001.

Net Loss

As a result of the foregoing, our net loss increased from $14,848,000 in 1999 to $15,727,000 in 2000, an increase of 6%, and decreased to $13,702,000 in 2001, a decrease of 13% from 2000.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We do not expect adoption of SFAS No. 141 or 142 to have a material effect on our financial condition, results of operations or liquidity.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 and APB No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not expect adoption of SFAS No. 144 to have a material effect on our financial condition, results of operations or liquidity.

Collaborative and Licensing Agreements

We have entered into licensing agreements with seven infant formula manufacturers, including Abbott Laboratories, Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), American Home Products, Numico, Maarbarot and Novartis, that together comprise over 85% of the U.S. and 60% of the worldwide infant formula market. We have contractually agreed not to disclose the name of our seventh licensee, a small infant formula manufacturer with less than 3% of the worldwide market who has yet to purchase any products from us. Under all of these agreements, we received up-front license fees, will receive a transfer price on sales of our oils to our licensees and will receive ongoing royalties based on our licensees’ sales of infant formula products containing our oils. The agreements have terms exceeding 20 years, contain no future funding commitments on the part of us or our licensees, and may be terminated by our licensees upon proper notification. We recognized total product sales and royalties relating to our license agreements of approximately $16,000,000 in 2001, $5,000,000 in 2000 and $1,400,000 in 1999.

Pursuant to our most recent license agreement with Abbott Laboratories entered into on March 31, 2000, we received total consideration of $4.5 million, which represents license fees and royalty prepayments. We recorded these non-refundable payments as unearned revenue and are recognizing them as revenue on a straight-line basis over the twenty-five year term of the agreement. We will recognize the non-refundable royalty prepayment, as well as potential ongoing royalties, as revenue as products are introduced by Abbott in accordance with the terms of the agreement. The license agreement may be terminated by Abbott upon proper notification to us in accordance with the agreement. We recognized approximately $217,000 and $70,000 in revenues from this agreement in 2001 and 2000, respectively.

Nutritional Oils Production

We currently manufacture our DHA-rich nutritional oils at our production facility in Winchester, KY. In response to the growing demand for our oils, we initiated plans in 2001 which should more than double the production capacity at our Winchester facility. We expect that this expansion, which includes three new large-scale fermentors and a new facility to handle additional material handling and packaging requirements, will be completed in late 2002.

We are also actively pursuing additional fementation at several other locations both within and outside the United States. In relation to this search, we recently signed a letter of intent to acquire FermPro, a contract fermentation and processing facility located in South Carolina. This facility will provide us with extensive production expansion capabilities for manufacturing our nutritional oils as well as a highly trained workforce.

In January, 1997, we entered into an agreement with DSM under which they became our contract supplier for nutritional oils containing ARA. DSM is a multi-billion dollar international group of companies that is active worldwide in the fields of life science, product performance materials and chemicals. Our agreement with DSM expires in 2007 and allows for Martek or another third party to produce certain quantities of ARA if customer demand requires it or if DSM does not meet competitive pricing guidelines. At October 31, 2001 we had outstanding inventory purchase commitments to DSM totaling approximately $3 million.

Liquidity and Capital Resources

We have financed our operations primarily from:

•	proceeds from the sale of equity securities;

•	product sales and receipt of license fees;

•	cash received from the exercise of stock options and warrants;

•	debt financing; and

•	revenues received under research and development contracts and grants.

Since our inception, we have raised approximately $171 million from public and private sales of our equity securities, as well as option and warrant exercises. We recently raised approximately $21 million in December 2001 and approximately $18.7 million in March 2001 from private placements of our common stock.

Through October 31, 2001, we have incurred an accumulated deficit of $103,327,000. Our balance of cash and cash equivalents at October 31, 2001 was $20,645,000. In addition, at October 31, 2001, we had $6,038,000 in short-term investments and marketable securities, which consist primarily of U.S. Government securities with average maturities of less than one year. With the private placement of our common stock in December 2001, we have a current balance of cash and liquid investments of approximately $44 million at December 31, 2001. Our cash, cash equivalents, short-term investments and marketable securities increased approximately $25 million since October 31, 2000, primarily due to the funds received from the private placement of our common stock and warrants in March and December 2001, offset by cash used to fund operations.

The planned expansion and continuing development and optimization of our production facility in Winchester, KY will have a material effect upon our liquidity and capital resources. During fiscal year 2001 we spent approximately $2 million on capital equipment at our plant. The initial buildout, which should more than double our production capacity at our Winchester, KY plant, may cost up to $15 million. We believe that these expenditures can be funded with existing funds. In the longer term, however, we may require additional funds in excess of $20 million to:

•	further expand our production capacity at our Winchester, KY plant;

•	fund, or partially fund, expansion of third-party manufacturing facilities;

•	continue our research and development programs;

•	conduct pre-clinical and clinical studies; and

•	commercialize our nutritional oils, Neuromins® DHA, and our other products under development.

The ultimate amount of additional funding, if any, that we may require will depend, among other things, on one or more of the following factors:

•	the cost of capital expenditures at our manufacturing facilities;

•	growth in our infant formula and nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the cost of acquiring additional and/or operating existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves); and

•	the costs of marketing and commercializing our products.

If additional funds are needed in the future to continue to finance our operations and/or additional capital needs, we would most likely raise these funds through:

•	the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and/or

•	debt financing.

We can offer no assurance that, if needed, any of these financing alternatives will be available to us on terms that would be acceptable, if at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures regarding market risk have not been presented because the underlying risk items are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Market Biosciences Corporation
Balance Sheets

	October 31,

	2001	2000

Assets
Current assets Cash and cash equivalents	$20,644,553	$2,682,013
Short-term investments and marketable securities	6,037,500	16,581,699
Accounts receivable, net	5,100,684	2,520,148
Inventories	6,466,506	5,125,872
Other current assets	800,038	1,883,321

Total current assets	39,049,281	28,793,053
Property, plant and equipment, net	16,724,091	16,146,306
Patents, net	772,809	464,790
Other assets	56,657	37,957

Total assets	$56,602,838	$45,442,106

Liabilities and stockholders’ equity
Current liabilities Accounts payable	$1,451,211	$948,505
Accrued liabilities	4,107,568	3,979,244
Current portion of notes payable	- - -	471,907
Current portion of unearned revenue	1,989,697	2,127,571

Total current liabilities	7,548,476	7,527,227
Long-term portion of unearned revenue	2,353,066	2,460,209
Commitments

Stockholders’ equity Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	- - -	- - -
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	- - -	- - -
Common stock, $.10 par value; 30,000,000 shares authorized; 19,552,316 and 17,806,079 shares issued and outstanding at October 31, 2001 and 2000, respectively	1,955,232	1,780,608
Additional paid-in capital	148,161,214	123,474,556
Deferred compensation	(88,751)	(173,156)
Accumulated other comprehensive income (loss)	1,015	(2,388)
Accumulated deficit	(103,327,414)	(89,624,950)

Total stockholders’ equity	46,701,296	35,454,670

Total liabilities and stockholders’ equity	$56,602,838	$45,442,106

See accompanying notes.

Market Biosciences Corporation
Statements of Operations

	Year Ended October 31,

	2001	2000	1999

Revenues Product sales and royalties:
Nutritional product sales	$15,578,683	$5,923,583	$3,143,512
Stable isotope and other product sales	1,773,908	1,854,195	2,206,133
Royalties	1,222,022	947,851	394,003

Total product sales and royalties	18,574,613	8,725,629	5,743,648
Research and development grants and other revenue	142,121	879,294	383,415
License fees and related revenues	107,143	72,050	6,000

Total revenues	18,823,877	9,676,973	6,133,063

Costs and expenses Cost of product sales and royalties	12,554,049	7,091,700	4,208,488
Research and development	12,704,911	12,517,063	10,309,452
Selling, general and administrative	7,968,770	6,942,383	6,822,440
Other operating expenses	565,097	—	—

Total costs and expenses	33,792,827	26,551,146	21,340,380

Loss from operations	(14,968,950)	(16,874,173)	(15,207,317)

Other income (expense) Miscellaneous income	152,382	99,634	132,358
Interest income	1,123,208	1,240,535	806,238
Interest expense	(9,104)	(193,390)	(579,387)

	1,266,486	1,146,779	359,209

Net loss	($13,702,464)	($15,727,394)	($14,848,108)

Net loss per share, basic and diluted	($0.73)	($0.91)	($0.95)

Weighted average common shares outstanding	18,863,924	17,335,403	15,580,791

See accompanying notes.

Market Biosciences Corporation
Statements of Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock	Common Stock	Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total

Balance at October 31, 1998	14,879,434	$1,487,943	$92,843,259	$—	$11,975	$(59,049,448)	$35,293,729
Issuance of common stock and warrants in private placement, net of issuance costs	1,528,935	152,894	13,592,001	—	—	—	13,744,895
Exercise of stock options and warrants	83,860	8,386	1,011,690	—	—	—	1,020,076
Net loss	—	—	—	—	—	(14,848,108)	(14,848,108)
Other comprehensive income:
Unrealized loss on investments	—	—	—	—	(38,917)	—	(38,917)

Comprehensive loss							(14,887,025)

Balance at October 31, 1999	16,492,229	1,649,223	107,446,950	—	(26,942)	(73,897,556)	35,171,675
Issuance of common stock and warrants in private placement, net of issuance costs	845,652	84,565	10,127,932	—	—	—	10,212,497
Exercise of stock options and warrants	468,198	46,820	5,553,804	—	—	—	5,600,624
Deferred compensation on stock options	—	—	345,870	(345,870)	—	—	—
Amortization of deferred compensation	—	—	—	172,714	—	—	172,714
Net loss	—	—	—	—	—	(15,727,394)	(15,727,394)
Other comprehensive income:
Unrealized gain on investments	—	—	—	—	24,554	—	24,554

Comprehensive loss							(15,702,840)

Balance at October 31, 2000	17,806,079	1,780,608	123,474,556	(173,156)	(2,388)	(89,624,950)	35,454,670
Issuance of common stock and warrants in private placement, net of issuance costs	1,279,237	127,924	18,582,496	—	—	—	18,710,420
Exercise of stock options and warrants	467,000	46,700	5,876,915	—	—	—	5,923,615
Deferred compensation on stock options	—	—	227,247	(227,247)	—	—	—
Amortization of deferred compensation	—	—	—	311,652	—	—	311,652
Net loss	—	—	—	—	—	(13,702,464)	(13,702,464)
Other comprehensive income:
Unrealized gain on investments	—	—	—	—	3,403	—	3,403

Comprehensive loss							(13,699,061)

Balance at October 31, 2001	19,552,316	$1,955,232	$148,161,214	$(88,751)	$1,015	$(103,327,414)	$46,701,296

See accompanying notes.

Market Biosciences Corporation
Statements of Cash Flows

		Year Ended October 31,

	2001	2000	1999

Operating activities:
Net loss	$(13,702,464)	$(15,727,394)	$(14,848,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,959,164	1,558,571	1,461,159
Amortization of deferred compensation	311,652	172,714	- - -
Other non-cash items	- - -	261,455	348,600
Changes in assets and liabilities:
Accounts receivable	(2,580,536)	(874,000)	(309,880)
Inventories	(1,340,634)	90,393	(214,275)
Other assets	1,064,583	(1,438,506)	36,601
Accounts payable	502,706	255,041	97,820
Accrued liabilities	128,324	2,650,294	(237,002)
Unearned revenue	(245,017)	4,587,780	- - -

Net cash used in operating activities	(13,902,222)	(8,463,652)	(13,665,085)
Investing activities:
Purchase of short-term investments and marketable securities	(37,028,398)	(26,970,935)	(21,175,362)
Proceeds from sale of short-term investments and marketable securities	47,576,000	25,565,000	19,144,160
Capitalization of patent costs	(547,061)	(471,727)	- - -
Purchase of property, plant and equipment	(2,297,907)	(2,229,104)	(696,946)

Net cash provided by (used in) investing activities	7,702,634	(4,106,766)	(2,728,148)
Financing activities:
Repayment of notes payable	(471,907)	(1,479,333)	(1,340,919)
Proceeds from the exercise of warrants and stock options	5,923,615	5,339,169	671,476
Proceeds from the issuance of common stock and warrants in private placement	18,710,420	10,212,497	13,744,895

Net cash provided by financing activities	24,162,128	14,072,333	13,075,452

Net increase (decrease) in cash and cash equivalents	17,962,540	1,501,915	(3,317,781)
Cash and cash equivalents at beginning of year	2,682,013	1,180,098	4,497,879

Cash and cash equivalents at end of year	$20,644,553	$2,682,013	$1,180,098

See accompanying notes.

Martek Biosciences Corporation
Notes to Financial Statements

1.     ORGANIZATION
Martek Biosciences Corporation develops, manufactures and sells products from microalgae. The Company’s products include: (1) specialty, nutritional oils for infant formula; (2) nutritional supplements and food ingredients that may play a beneficial role in promoting mental and cardiovascular health, and in the development of the eyes and central nervous system in newborns; and (3) new, powerful fluorescent markers for diagnostics, rapid miniaturized screening, and gene and protein detection. The Company sells to a broad range of companies worldwide.

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

Contracts and Grants A significant portion of contract and grant revenues are derived from Small Business Innovation Research (“SBIR”) grants. SBIR grants are intended to aid small businesses in meeting federal research and development needs while stimulating technological innovation. In addition, such grants are used to increase private-sector commercialization of innovations derived from federal research and development.

     As a result of such funding, the U.S. government will have certain rights in the technology developed with the funding. These rights include a nonexclusive, paid-up, worldwide license under such inventions for any governmental purpose. In addition, the government has the right to require the Company to grant an exclusive license under any of such inventions to a third party if the government determines that (1) adequate steps have not been taken to commercialize such inventions, (2) such action is necessary to meet public health or safety needs, or (3) such action is necessary to meet requirements for public use under federal regulations. Federal law requires any licensor of an invention that was partially funded by federal grants to obtain a covenant from its exclusive licensee to substantially manufacture products using the invention in the United States.

     The Company’s revenue from SBIR research and development contracts and grants amounted to approximately $142,000 in 2001, $185,000 in 2000, and $101,000 in 1999. Approximately 1% in 2001, 2% in 2000 and 6% in 1999 of the Company’s total revenues were generated from U.S. government contracts, subcontracts and SBIR grants.

     Costs for products, contracts and grants, and research and development are based on direct costs incurred plus an allocation of indirect costs, which include such items as utilities, insurance, indirect labor and supplies. Total allocated indirect costs for the years ended October 31, 2001, 2000 and 1999 were approximately $18,000, $124,000 and $154,000, respectively. Estimated losses on contracts, if any, are recorded as they become known.

Segment Information The Company currently operates in one business segment, that being the development and commercialization of novel products from microalgae. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Revenue Recognition Revenue is recognized on product sales when goods are shipped. Revenue from licensing agreements is recognized generally over the term of the agreement, or in certain circumstances, when milestones are met. Revenues on cost reimbursement and fixed price contracts are generally recognized on the percentage of completion method of accounting as costs are incurred. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. At October 31, 2001, the Company had approximately $2.0 million in short-term and $2.4 million in long-term unearned revenue relating to third-party license agreements.

Foreign Currency Transactions Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. Currently, all material transactions of the Company are denominated in U.S. dollars, and the Company has not entered into any material transactions that are denominated in foreign currencies.

Concentration of Credit Risk and Significant Customers Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company’s reserve for uncollectable accounts at October 31, 2001 and 2000 was not material. The Company grants credit to customers based on evaluations of their financial condition, generally without requiring collateral. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s efforts to monitor its exposure for credit losses and maintain allowances if necessary. Two customers accounted for approximately 72% of the Company’s sales for fiscal 2001, 34% for fiscal 2000 and 19% for fiscal 1999. These two customers accounted for approximately 80% and 47% of the Company’s outstanding accounts receivable balance at October 31, 2001 and 2000, respectively.

Research and Development Research and development costs are charged to operations as incurred and include internal labor, material and overhead costs associated with the Company’s ongoing research and development projects, in addition to third party costs for contracted work as well as ongoing clinical trial costs. Over 60% of the Company’s research and development expenditures are associated with internal projects at the Winchester, KY plant. The Company’s total research and development expense was approximately $12,705,000 in 2001, $12,517,000 in 2000, and $10,309,000 in 1999.

Advertising Costs All advertising costs are expensed when incurred. Advertising costs expensed for the years ended October 31, 2001, 2000 and 1999 approximated $1,164,000, $1,223,000, and $1,650,000 respectively.

Income Taxes The Company accounts for income taxes under the liability method. Net operating loss carryforwards differ for financial statement and income tax purposes due principally to revenue recognition methods used for income tax purposes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consists primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable and accounts payable, to approximate the fair value of the respective assets and liabilities at October 31, 2001.

Stock-Based Compensation The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25, but will disclose the pro forma effects on net loss as if the fair value of the options had been expensed. See Note 9 for further information.

Net Loss Per Share Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants are excluded as their effect is antidilutive.

Comprehensive Income (Loss) Under SFAS No. 130, the Company is required to display comprehensive income (loss) and its components as part of the financial statements. Comprehensive income (loss) is comprised of net earnings (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company includes unrealized holding gains and losses on available-for-sale securities in other comprehensive income (loss).

Inventories Inventories are stated at the lower of cost or market, reflect appropriate reserves for potential obsolete, slow-moving or otherwise impaired material, and include appropriate elements of material, labor and indirect costs. Inventories are valued using a weighted average approach that approximates the first-in, first-out method. The Company analyzes both historical and projected sales volumes and, when needed, reserves for inventory that is either obsolete, slow moving or impaired. Inventories include products and materials held for sale as well as products and materials that can alternatively be used in the Company’s research and development activities. Inventories identified for research and development activities are expensed in the period in which such inventories are designated for such use.

Patents Patents include issued and pending patents and are stated at acquisition cost. Amortization of patents and patent related costs is recorded using the straight-line method over the legal lives of the patents, generally for periods ranging up to 17 years. The carrying value of patents is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such patents is less than their carrying value. Patent-related amortization expense was approximately $239,000 and $7,000 for the years ended October 31, 2001 and 2000, respectively. Accumulated patent amortization totaled approximately $246,000 and $7,000 at October 31, 2001 and 2000, respectively.

Property, Plant and Equipment Property, plant and equipment, including leasehold improvements, are stated at cost and depreciated or amortized when placed into service using the straight-line method, based on useful lives which are twenty years for the Company’s fermentation plant, fifteen years for the Company’s oil processing plant, generally ten years for machinery and equipment, five years for furniture and fixtures, and the shorter of the useful life or the lease term for leasehold improvements. Costs for capital assets not yet placed into service, including those related to expansion of the Company’s Winchester, KY fermentation facility, have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service.

Impairment of Long-Lived Assets The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there are identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not incurred any impairment losses.

Statements of Cash Flows Cash equivalents consist of highly liquid investments with an original maturity of three months or less and are stated at market value.

     Interest paid by the Company amounted to approximately $10,000 in 2001, $197,000 in 2000 and $408,000 in 1999. For the years ended October 31, 2001, 2000 and 1999 the Company paid no income taxes.

Reclassification Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2001 presentation.

3.     SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification and have average maturities of approximately nine months. Unrealized gains and losses on these securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The amount of unrealized holding gain (loss) on these available-for-sale securities was $1,015 and ($2,388) at October 31, 2001 and 2000, respectively. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income, based on the specific identification method. There were no realized gains or losses recorded for the years ended October 31, 2001, 2000, or 1999. Available-for-sale securities consisted of U.S. government obligations totaling approximately $6,038,000 and $16,582,000 for the years ended October 31, 2001 and 2000, respectively. At October 31, 2001 and 2000, the estimated fair value of these securities approximated cost.

4.     INVENTORIES
Inventories consisted of the following:

	October 31,
	2001	2000

Finished products	$5,574,739	$3,849,817
Work in process	711,459	1,035,496
Raw materials	273,752	520,559
Less inventory reserve	(93,444)	(280,000)

	$6,466,506	$5,125,872

5.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	October 31,
	2001	2000

Land	$149,860	$149,860
Building and improvements	1,794,851	1,742,123
Machinery and equipment	21,334,767	20,175,412
Furniture and fixtures	1,017,098	833,163
Leasehold improvements	496,086	496,086
Construction in progress	1,605,591	703,702

	26,398,253	24,100,346
Less accumulated depreciation and amortization	(9,674,162)	(7,954,040)

	$16,724,091	$16,146,306

Depreciation and amortization expense on property, plant & equipment amounted to approximately $1,720,000, $1,552,000 and $1,461,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

6.     NOTES PAYABLE
At October 31, 2001, the Company had no outstanding notes payable. Two term loans, which were used to finance the Company’s fermentation and extraction facilities in Winchester, KY were paid down in full in July 2000 and March 2001.

7.     COMMITMENTS
Operating Leases The Company leases its premises under an operating lease agreement which expires in November 2004. The terms of the lease call for annual rent escalations of 3%. The Company has an option to extend the lease for five additional years at 95% of the then-prevailing fair rental value. Additionally, the Company leases certain equipment classified as operating leases for equipment at its Winchester, KY manufacturing facility. Rent expense was approximately $434,000 in 2001, $403,000 in 2000, and $372,000 in 1999. The Company received sublease income of approximately $133,000, $98,000 and $122,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

     Future minimum lease payments under operating leases at October 31, 2001, assuming the Company will not exercise any additional cancellation, renewal or expansion rights it has under the leases, are as follows:

	Rent Expense	Sublet Income	Net Expense

2002	$443,000	$162,000	$281,000
2003	449,000	167,000	282,000
2004	460,000	171,000	289,000
2005 and after	4,000	—	4,000

	$1,356,000	$500,000	$856,000

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

Government Grants The Company had commitments at October 31, 2001 to fund up to $1 million of Phase II SBIR technology commercialization expenses, provided the technology under existing Phase I SBIR grants yields commercial opportunities favorable to the Company.

     Costs under U.S. government contracts are subject to audit by the appropriate U.S. government agency. Management believes that cost disallowances, if any, arising from audits of costs charged to government contracts through October 31, 2001, would not have a material effect on the financial statements.

Purchase Commitments The Company currently contracts with a third party supplier, DSM, to produce its arachidonic acid oil. At October 31, 2001, the Company had outstanding inventory purchase commitments to DSM totalling approximately $3 million.

Other The Company is not a party to any material legal proceedings.

8. LICENSE AGREEMENTS
The Company has licensed certain technologies and recognized license fee revenue under various agreements. Potentially refundable license fees are recorded as unearned revenue and are not recognized as revenue until the earnings process is complete and amounts are not subject to refund. Non-refundable license fees are recorded as unearned revenue and amortized on a straight-line basis over the term of the agreement. During 2000, the Company received license fees and royalty pre-payments of approximately $4.6 million, of which approximately $225,000 and $72,000 was recognized as revenue for the years ended October 31, 2001 and 2000, respectively.

The balance of these license fees and prepaid royalties remaining in unearned revenue at October 31, 2001 was approximately $4.3 million and $4.6 million at October 31, 2001 and 2000, respectively.

     Certain license agreements include ongoing royalty payments, which are based upon a percentage of product sales. The Company’s total royalty revenues were approximately $1,222,000, $948,000 and $394,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

9.     CAPITAL ACCOUNTS
Private Placement of Common Stock On May 28, 1999, 1,528,935 shares of the Company’s common stock and warrants to purchase 458,679 shares of common stock were issued in a private placement, resulting in net proceeds to the Company of approximately $13.7 million. The stock was issued at a thirty-day average trading price of $9.03 per share. The warrants are exercisable for a period of three years from date of issuance at $10.84 per share. There were no future performance obligations on behalf of the Company or the investors in connection with the 1999 private placement.

     On February 8, 2000, the Company exercised its option to close a $10.25 million private financing in which 845,652 shares of the Company’s common stock and warrants to purchase 253,695 shares of common stock were issued to a group of accredited investors pursuant to a 1998 private placement funding commitment. The stock was issued at a thirty-day average trading price of $12.12 per share. The warrants are exercisable for a period of three years from date of issuance at $14.55 per share.

     On March 2, 2001, the Company sold 1,279,237 shares of its common stock and issued warrants to purchase 319,811 shares of common stock resulting in net proceeds of approximately $18,710,00. The purchase price for the common stock was $15.875 per share, representing the closing market price on February 27, 2001. The warrants have a five-year term and are exercisable at $19.05 per share, a 20% premium over the common stock purchase price.

Stock Option Plan Options to purchase common stock under the Company’s stock option plan (“Option Plan”) are granted at prices as determined by the Board of Directors, but shall not be less than the fair market value of the Company’s common stock on the date of grant. The options are qualified and nonqualified and generally vest over a period of up to five years. The exercise dates and expiration of options (up to a maximum of ten years from the date of grant) are determined by the Company’s Board of Directors.

     Details of shares under option were as follows:

			Weighted
	Number of	Option	Average
	Shares	Price/Share	Price/Share

Balance at October 31, 1998	1,772,870	$8.00-$34.25	$14.90
Granted	859,450	$6.25-$9.63	$6.75
Exercised	(83,860)	$8.00-$9.88	$8.01
Forfeited	(380,400)	$6.25-$34.25	$9.60

Balance at October 31, 1999	2,168,060	$6.25-$34.25	$13.16
Granted	939,550	$8.00-$23.25	$13.74
Exercised	(242,295)	$6.25-$18.00	$9.94
Forfeited	(52,455)	$6.25-$34.25	$15.27

Balance at October 31, 2000	2,812,860	$6.25-$34.25	$13.40
Granted	862,800	$13.94-$24.85	$16.03
Exercised	(203,040)	$6.25-$20.25	$10.59
Forfeited	(37,060)	$8.00-$34.25	$16.81

Balance at October 31, 2001	3,435,560	$6.25-$34.25	$14.17

     Details of exercisable options were as follows:

	Exercisable	Weighted Average
	Options	Exercise Price

October 31, 1999	1,099,400	$14.99
October 31, 2000	1,388,970	$14.80
October 31, 2001	1,906,954	$14.63

     The Company issued 24,000 options to non-employees during the year ended October 31, 2001. These options have vesting periods of between 0-24 months. The fair value of these options has been recorded as deferred compensation and is being amortized over the performance period, which is generally 12 months. Under variable plan accounting, the value of the unvested options will be re-measured and recognized in income at each reporting date until fully vested.

     A total of 882,165 shares of common stock were available for future grants under the Option Plan at October 31, 2001. The weighted average contractual life for all options outstanding under the Option Plan at October 31, 2001 was 7.5 years.

     Detailed information on the options outstanding on October 31, 2001 by price range are set forth below:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Price	Options	Exercise	Contractual	Shares	Exercise
Range	Outstanding	Price	Life	Exercisable	Price

$6.25-9.88	808,670	$7.12	6.90	447,520	$7.23
$10.25-14.56	1,679,480	$13.13	8.01	914,520	$12.89
$15.00-25.50	768,210	$19.46	7.60	365,714	$19.03
$32.88-34.25	179,200	$33.05	4.40	179,200	$33.05

	3,435,560			1,906,954

In addition, at October 31, 2001 the Company had warrants outstanding to purchase up to 664,072 shares of common stock. These warrants had a weighted average exercise price of $14.67 per share and a weighted average contractual life of 26 months at October 31, 2001.

Directors’ Stock Option Plan In 1994, the Company established a Directors’ Stock Option Plan (“Directors’ Plan”). The Directors’ Plan provided for the award of stock options to non-employee directors. At October 31, 2001, 140,800 options were outstanding and no additional options were available for future grant under the Directors’ Plan. The weighted average contractual life for all options outstanding under the Directors’ Plan at October 31, 2001 was 4.8 years. No awards were made under the Director’s Plan after 1998. During 2001, Directors of the Company received option grants under the Company’s Option Plan.

Pro Forma Disclosure The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of the grant. The Company generally does not issue options at values less than fair market value. The effects of applying SFAS No. 123 on 2001 and 2000 pro forma net loss and per share calculations as stated below are not necessarily representative of effects on reported net income and earnings per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Had compensation expense for the Company’s stock option incentive plan been determined based on the estimated fair value at the grant dates for awards under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net loss in fiscal years 2001, 2000 and 1999 would have been approximately $20.8 million, $21.4 million and $18.9 million, or $1.10, $1.24 and $1.22 per share, respectively. The weighted average fair market value of the options granted during fiscal year 2001 is estimated at $10.44 per share for options whose exercise price equals fair market value on the date of the grant, using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 66.3%, risk-free interest rate of 3% and average expected life of approximately 7 years.

Stockholder Rights Plan In January 1996, the Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”) in which preferred stock purchase rights (“Rights”) have been granted as a dividend at the rate of one Right for each share of the Company’s common stock held of record at the close of business on February 7, 1996. Each Right provides the holder the opportunity to purchase 1/1000th of a share of Series A Junior Participating Preferred Stock under certain circumstances at a price of $150 per share of such preferred stock. All rights expire on February 7, 2006.

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

     If the Company is acquired in a merger, or 50% or more of the Company’s assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase $300 worth of common stock of the acquiring company at the exercise price of $150 per Right, which would effectively enable such Right-holders to purchase the acquiring company’s common stock at one-half of the then-current market price.

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

10.     INCOME TAXES
The Company provides for income taxes using the liability method. The difference between tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

	Year Ended October 31,
	2001	2000	1999

Federal income tax provision at 34%	(4,659,000)	(5,347,000)	(5,048,000)
Permanent Items	22,000	18,000	14,000
State Taxes	(630,000)	(724,000)	(684,000)
Change in Valuation Allowance	5,267,000	6,053,000	5,718,000

Total Expense	$—	$—	$—

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	October 31,
	2001	2000

Deferred Tax Assets:
Patent expenses	$517,000	$517,000
Net operating loss carryforwards	37,571,000	32,160,000
Deferred revenue	1,677,000	1,772,000
Other	426,000	374,000

Total Assets	$40,191,000	$34,823,000
Deferred Tax Liabilities:
Depreciation	$(482,000)	$(364,000)
Non-qualified stock options	—	(17,000)

Total Liabilities	(482,000)	(381,000)

Net Deferred Tax Asset	39,709,000	34,442,000
Valuation Allowance	(39,709,000)	(34,442,000)

Net Deferred Tax Asset/(Liability)	$—	$—

     The Company recognized a valuation allowance to the full extent of its deferred tax assets since the likelihood of realization of the benefit cannot be determined. At October 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $97,283,000, which will expire, if unused, in the year 2002 through the year 2021. A tax benefit of approximately $21.2 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of the net operating loss carryforwards.

     Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, are greater than 50%. The effects of any potential ownership changes, if any, have not been analyzed by the Company.

11.     EMPLOYEE 401(K) PLAN
      The Company maintains an employee 401(k) plan. The plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount between 1% and 15% of their total compensation to contribute to the plan, not to exceed the maximum allowable by Internal Revenue Service regulations. As of October 31, 2001, the Company had not contributed to the plan.

12.     SUBSEQUENT EVENTS
      On November 1, 2001 the Company sold the assets, consisting primarily of inventory, and technology surrounding the former stable isotope product line to Spectra Gases, Inc., a privately held New Jersey company. As part of the agreement, Martek received approximately $800,000 for the assets of the stable isotope business. The Company also retained an ongoing royalty from future reagent sales for five years up to a maximum of $500,000, and also received a 9% equity position and royalty interest in a new company that was formed to pursue the high-end protein labeling technology.

     On December 7, 2001 the Company signed a non-binding letter of intent to acquire certain assets and assume certain liabilities of FermPro. FermPro’s production facility consists of a 150 acre site in Kingstree, South Carolina with fermentation, recovery, laboratory and warehousing components. The facility will provide the Company with extensive production expansion capabilities for manufacturing its nutritional oils, as well as a highly trained workforce. As part of the proposed transaction, the Company will assume a debt instrument of $10 million and will issue stock with a value of approximately $6 million.

     On December 17, 2001, 1,177,000 shares of the Company’s common stock were issued in a private placement resulting in net proceeds to the Company of approximately $21 million. The stock was issued at a price of $19.25 per share.

13.     QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial information for fiscal 2001 and 2000 is presented in the following table:

(In thousands, except per share data)
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2001
Total revenues	$3,496	$4,013	$5,565	$5,750
Loss from operations	(3,857)	(3,606)	(3,657)	(3,849)
Net loss	(3,576)	(3,240)	(3,311)	(3,575)
Net loss per share, basic and diluted	(0.20)	(0.17)	(0.17)	(0.18)

2000
Total revenues	$1,791	$2,368	$2,449	$3,070
Loss from operations	(3,887)	(4,422)	(4,149)	(4,416)
Net loss	(3,783)	(4,101)	(3,789)	(4,055)
Net loss per share, basic and diluted	(0.23)	(0.24)	(0.21)	(0.23)

Report of Independent Auditors

Board of Directors
Martek Biosciences Corporation

We have audited the accompanying balance sheets of Martek Biosciences Corporation as of October 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martek Biosciences Corporation at October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

McLean, Virginia
December 17, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item I – Business “Directors and Executive Officers of the Registrant”.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The table below sets forth the annual and long-term compensation for services in all capacities to the Corporation for the fiscal years ended October 31, 2001, 2000 and 1999 of (i) the Chief Executive Officer and (ii) the five other most highly compensated executive officers of the Corporation whose salary and bonus exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Long-Term
		Annual Compensation		Compensation Awards

Name and
Principal				Securities Underlying
Position	Year	Salary ($)	Bonus($) (1)	Options (#)

Henry Linsert, Jr.,	2001	286,167	82,700	75,000
Chief Executive	2000	250,667	51,700	60,000
Officer	1999	235,000	32,900	210,000

Thomas C. Fisher,	2001	179,067	44,050	50,000
Sr. Vice President,	2000	162,133	33,440	40,000
Operations	1999	152,000	21,280	90,000

Richard Radmer	2001	167,393	39,771	50,000
President	2000	132,907	26,700	40,000
	1999	117,749	15,978	40,000

Jerome C. Keller,	2001	179,067	50,980	50,000
Sr. Vice President,	2000	162,133	33,440	40,000
Sales and Marketing	1999	152,000	21,280	40,000

Peter L. Buzy,	2001	182,400	52,360	50,000
Chief Financial	2000	162,133	33,440	40,000
Officer	1999	147,500	21,280	40,000

George P. Barker,	2001	178,333	43,790	50,000
Sr. Vice President,	2000	65,792	13,933	50,000
General Counsel and	1999	- - -	- - -	- - -
Secretary (2)

(1)	All Named Executive Officers received bonuses based on performance in fiscal 2001 pursuant to the Company’s Management Cash Bonus Incentive Plan (the “Bonus Plan”).

(2)	Mr. Barker joined the Company in June 2000.

Options Granted in Last Fiscal Year

Shown below is information on grants to the Company’s Chief Executive Officer and the Named Executive Officers of stock options pursuant to the Option Plan during the year ended October 31, 2001.

					Potential Realizable Value
					At Assumed Annual Rates
					Of Stock Price Appreciation
		Individual Grants			for Option Term (3)

		Percentage of
	Number of	Total Options
	Securities	Granted to	Exercise or
	Underlying	Employees in	Base Price	Expiration
Name	Options Granted(#)(1)	Fiscal Year 2001	($/Sh)(2)	Date	5% ($)	10% ($)

Henry Linsert, Jr.	75,000	8.7	14.5625	3/16/11	686,871	1,740,666
Thomas C. Fisher	50,000	5.8	14.5625	3/16/11	457,914	1,160,444
Richard Radmer	50,000	5.8	14.5625	3/16/11	457,914	1,160,444
Jerome C. Keller	50,000	5.8	14.5625	3/16/11	457,914	1,160,444
Peter L. Buzy	50,000	5.8	14.5625	3/16/11	457,914	1,160,444
George P. Barker	50,000	5.8	14.5625	3/16/11	457,914	1,160,444

(1)	Options become exercisable ratably beginning six months from the date of grant through four years from the date of grant.

(2)	Options were granted at the closing price for the Company’s Common Stock as reported on the NASDAQ stock market on the day prior to the date of the grant.

(3)	The dollar amounts set forth under these columns are the result of calculations of assumed annual rates of stock price increases from the respective dates of grant in fiscal 2001 to the respective dates of expiration of such options in 2011 of 5% and 10%. These assumptions are not intended to forecast future price appreciation of the Company’s stock price. The Company’s stock price may increase or decrease in value over the time period set forth above.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Shown below is information with respect to the exercise of options to purchase the Company’s Common Stock during fiscal 2001 under the Option Plan and unexercised options held under the Option Plan on October 31, 2001.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
			Held at October 31, 2001(#)		At October 31, 2001 ($)(1)

	Shares
	Acquired	Value
Name	on Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Henry Linsert, Jr.	—	—	366,000	159,000	3,103,077	1,695,026
Thomas C. Fisher	10,000	188,606	179,000	86,000	1,170,018	846,217
Richard Radmer	—	—	184,000	66,000	1,226,918	562,417
Jerome C. Keller	20,000	364,610	214,000	66,000	1,607,668	562,417
Peter L. Buzy	14,000	258,860	84,000	72,000	517,710	587,805
George P. Barker	—	—	40,000	60,000	151,350	227,025

(1)	Total value of unexercised options is based on the closing price of the Company’s Common Stock of $20.44 per share on October 31, 2001.

Employment Agreements

     The Company entered into employment agreements with Mr. Linsert and Dr. Radmer in May 1990. The agreement with Mr. Linsert provides for an annual salary of $120,000, which is subject to normal periodic review. In 2001, the Board of Directors voted to increase Mr. Linsert’s base annual salary to $300,000. This agreement does not have a fixed term but can be terminated with six months written notice by either Mr. Linsert or the Company. This agreement also prohibits Mr. Linsert from engaging in activities competitive with those of the Company during the period of Mr. Linsert’s employment and for one year after leaving the employ of the Company. The agreement with Dr. Radmer initially provided for an annual salary of $86,000 subject to normal yearly adjustments. This agreement is extended automatically for successive one year periods and can be terminated upon six months written notice given prior to the end of such successive one year periods by either the Company or Dr. Radmer. In 2001, the Board voted to increase Dr. Radmer’s base annual salary to $190,000.

     In June 2000, the Company entered into an employment agreement with Mr. Barker that provides for an annual salary of $167,000. The agreement has a three-year term and provides for a severance fee of up to twelve months’ salary. The agreement provides that the severance fee shall be reduced by one-twelfth for each month that Mr. Barker’s length of employment exceeds twelve months. The agreement further provides that the severance pay shall be paid, without any reduction, if the agreement is terminated under certain circumstances following a change of control of the Company. In 2001, the Board voted to increase Mr. Barker’s base annual salary to $184,000.

Directors’ Fees

     Each director who is not an employee of the Company receives an annual retainer of $10,000, plus expenses. These directors are also eligible to receive options under the Company’s Option Plan. Currently, each eligible director receives each year options to purchase 15,000 shares of stock on the day of the Company’s Annual Meeting of Stockholders, provided he or she has served as a Director of the Company for at least one year as of such Annual Meeting of Stockholders or otherwise has received Board approval for the grant. In addition, each newly elected director receives options to purchase 15,000 shares of the Company’s Common Stock upon joining the Board. Directors may also be compensated for special assignments delegated by the Board. In the year ended October 31, 2001, each non-employee director received options resulting from their service as a Director to purchase 15,000 shares at $14.5625 per share under the Option Plan. All option grants to Directors are granted at the closing price for the Company’s Common Stock as reported on the NASDAQ Stock Market on the day prior to the date of grant.

Compensation Committee Interlock and Insider Participation in Compensation Decisions

     During Fiscal Year 2001, Dr. Johnson, Mr. MacMaster, Mr. Mahar and Mr. Smart served as members of the Compensation Committee. No director or executive officer of the Company is a director or executive officer of any other corporation that has a director or executive officer who is also a director or a board committee member of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of December 31, 2001 (unless otherwise specified) with respect to the beneficial ownership of the Corporation’s Common Stock of each person who is known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, each director and nominee, each Named Executive Officer and all directors and executive officers as a group:

Name and Address of	Shares Beneficially
Beneficial Owners	Owned (1)		Percentage of Class

Eastbourne Capital Management, L.L.C 1101 Fifth Avenue, Suite 160 San Rafael, California 94901	2,284,693	(2)	10.93%
State of Wisconsin Investment Board 121 East Wilson Street Madison, WI 53707	2,138,625		10.33%
The College Retirement Equities Fund 730 Third Avenue New York, NY 10017	1,283,694		6.18%
George W. Haywood 642 Second Street Brooklyn, New York 11215	1,192,773	(3)	5.71%
Henry Linsert, Jr.	591,290	(4)	2.80%
Richard J. Radmer, Ph.D.	584,000	(5)	2.79%
Thomas C. Fisher	237,505	(6)	1.13%
Jerome C. Keller	217,000	(7)	1.03%
Peter L. Buzy	84,000	(8)	*
George P. Barker	40,885	(9)	*
Jules Blake, Ph.D.	70,455	(10)	*
Ann L. Johnson, M.D.	59,500	(11)	*
Gordon S. Macklin	151,143	(12)	*
Douglas J. MacMaster	68,500	(13)	*
John H. Mahar	59,350	(14)	*
Sandra Panem, Ph.D.	592,136	(15)	2.83%
Eugene H. Rotberg	100,250	(16)	*
William D. Smart	97,000	(17)	*
All Executive Officers and Directors as a group (14 persons)	2,953,014		13.20%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of December 31, 2001 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)	Includes currently exercisable warrants to purchase 147,784 shares.

(3)	Includes currently exercisable warrants to purchase 131,173 shares.

(4)	Includes currently exercisable options to purchase 366,000 shares.

(5)	Includes 175,000 shares owned by Dr. Radmer’s wife, 225,000 shares owned by the Radmer Family L.P., and currently exercisable options to purchase 184,000 shares. Excludes 59,300 shares owned by other members of Dr. Radmer’s family as Dr. Radmer disclaims beneficial ownership of those shares.

(6)	Includes currently exercisable options to purchase 179,000 shares.

(7)	Includes currently exercisable options to purchase 214,000 shares.

(8)	Consists of currently exercisable options to purchase 84,000 shares.

(9)	Includes currently exercisable options to purchase 40,000 shares.

(10)	Includes currently exercisable options to purchase 58,500 shares.

(11)	Includes currently exercisable options to purchase 57,500 shares.

(12)	Includes 40,000 shares owned by The Gordon S. Macklin Family Trust, 31,143 shares owned by The Macklin Family Limited Partnership, 30,000 shares owned by The Macklin Family Limited Partnership — MD and currently exercisable options to purchase 50,000 shares. Excludes 2,000 shares owned by other members of Mr. Macklin’s family and 20,000 shares owned by The Marilyn Macklin Family Trust as Mr. Macklin disclaims beneficial ownership of those shares.

(13)	Includes currently exercisable options to purchase 58,500 shares.

(14)	Consists of currently exercisable options to purchase 59,350 shares.

(15)	Includes 440,946 shares owned and currently exercisable warrants to purchase 88,190 shares held by Cross Atlantic Partners. Dr. Panem, a director of the Company, is a partner in Cross Atlantic Partners and thus may be deemed to have beneficial ownership of the shares owned by them. Dr. Panem currently owns 5,500 shares of common stock and holds currently exercisable options to purchase 57,500 shares.

(16)	Includes currently exercisable options to purchase 58,500 shares.

(17)	Includes currently exercisable options to purchase 58,500 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Gordon S. Macklin Family Trust purchased 20,000 shares of the Company’s common stock pursuant to a Stock Purchase Agreement in a private equity placement that closed in December 2001. Gordon Macklin, a director of the Company, is the sole trustee and beneficiary of The Gordon Macklin Family Trust. The Company sold the common stock to The Gordon S. Macklin Family Trust and to 17 other accredited investors on substantially the same terms in a private placement in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933 and the rules and regulations thereunder.

     Cross Atlantic Partners purchased 440,946 shares and received warrants to purchase 88,190 shares of the Company’s common stock pursuant to a Common Stock and Warrant Purchase Agreement in a private equity placement that closed in February 2001. Sandra Panem, a director of the Company, is a partner of Cross Atlantic Partners. The Company sold the common stock to Cross Atlantic Partners and 11 other accredited investors on substantially the same terms in a private placement in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933 and the rules and regulations thereunder.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements
The Company’s 2001 Financial Statements are set forth in Part II of this report under the caption Item 8 – “Financial Statements and Supplementary Data”
(a)(2)	Financial Statement Schedules
Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements.
(a)(3)	Exhibits

3.01	Revised Restated Certificate of Incorporation of Registrant.
3.02	Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein)
3.03	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein)
3.04	Amended By-Laws of Registrant.
3.05	Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein)
3.06	Amendment to Bylaws effective March 2, 2001. **
4.01	Specimen Stock Certificate for Common Stock.
4.02	Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein)
4.03	Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein)
4.04	Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein)
4.05	Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Company’s Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein)
10.01	Form Indemnification Agreement for directors.
10.02	1986 Stock Option Plan, as amended.

10.03	1992 Registration Rights Agreement between the Company and Preferred Stockholders.
10.04	Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
10.05	Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
10.06	Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
10.07	Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
10.08	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.
10.12	Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company the Trustees of Columbia University.
10.13	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.
10.14	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*
10.14A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*
10.15	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company.*
10.15A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*
10.16	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*
10.16A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*
10.17	Management Cash Bonus Incentive Plan, dated June 10, 1993.
10.18	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
10.19	Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as Exhibit 10.19 to the Company’s 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein)
10.20	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein)
10.21	Purchase and Sale Agreement, dated February 16, 1995, between the Company and Zeagan, Inc. (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein)
10.22	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein)

10.23	Manufacturing Agreement, dated December 31, 1996, between Company and DSM Food Specialties (formerly Royal Gist-brocades B.V.)* (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996)
10.24	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein)
10.25	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company’s 1997 10-K, File No. 22354, and incorporated by reference herein)
10.26	Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.26 to the Company’s 1998 Form 10-K, File No. 22354, and incorporated by reference herein)
10.27	Employment Agreement, dated January 16, 1998, between the Company and Peter L. Buzy (filed as exhibit 10.27 to the Company’s 1998 Form 10-K, File No. 22354, and Incorporated by reference herein)
10.28	Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference)
10.29	Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among the Company and the Selling Stockholders filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein)
10.30	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories * (filed as exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein)
10.31	Employment Agreement, dated June 1, 2000 between the Company and George P. Barker. (filed as exhibit 10.31 to the Company’s 2000 Form 10-K, File No. 22354, and Incorporated by reference herein)
10.32	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein)
10.33	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated March 2, 2001 and incorporated by reference herein)
10.34	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust.**
10.35	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders. **
23.01	Consent of Ernst & Young LLP, Independent Auditors.**
24.01	Power of Attorney of the Board of Directors (included on signature page of this report).**

     * Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522).

b) Reports on Form 8-K

Form 8-K filed on December 19, 2001 (announcing a $22 Million Common Stock Financing via a private placement of Martek common stock).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 15, 2002.

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

Signatures	Title	Date

/s/ Henry Linsert, Jr. Henry Linsert, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	January 15, 2002

/s/ Peter L. Buzy Peter L. Buzy	Principal Financial and Accounting Officer	January 15, 2002

/s/ Jules Blake Jules Blake	Director	January 15, 2002

/s/ Ann L. Johnson Ann L. Johnson	Director	January 15, 2002

/s/ Gordon S. Macklin Gordon S. Macklin	Director	January 15, 2002

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr	Director	January 15, 2002

/s/ John H. Mahar John H. Mahar	Director	January 15, 2002

/s/ Sandra Panem Sandra Panem	Director	January 15, 2002

/s/ Richard J. Radmer Richard J. Radmer	President and Director	January 15, 2002

/s/ Eugene J. Rotberg Eugene H. Rotberg	Director	January 15, 2002

/s/ William D. Smart William D. Smart	Director	January 15, 2002

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation of Registrant.
3.02	Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein)
3.03	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein)
3.04	Amended By-Laws of Registrant.
3.05	Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).
3.06	Amendment to Bylaws effective March 2, 2001. **
4.01	Specimen Stock Certificate for Common Stock.
4.02	Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein)
4.03	Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein)
4.04	Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein)
4.05	Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Company’s Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein)
10.01	Form Indemnification Agreement for directors.
10.02	1986 Stock Option Plan, as amended.
10.03	1992 Registration Rights Agreement between the Company and Preferred Stockholders.
10.04	Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.
10.05	Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.
10.06	Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.
10.07	Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.
10.08	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.
10.12	Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.
10.13	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.
10.14	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.14A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*
10.15	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company.*
10.15A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*
10.16	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*
10.16A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*
10.17	Management Cash Bonus Incentive Plan, dated June 10, 1993.
10.18	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.
10.19	Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as Exhibit 10.19 to the Company’s 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein)
10.20	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s 1995 Form 10-K, File No. 0-22354, and incorporated by reference herein)
10.21	Purchase and Sale Agreement, dated February 16, 1995, between the Company and Zeagan, Inc. filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein)
10.22	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein)
10.23	Manufacturing Agreement, dated December 31, 1996, between the Company and DSM Food Specialties (formerly Royal Gist-Brocades B.V.)* (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996)
10.24	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein)
10.25	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company’s 1997 10-K, File No. 000-22354, and incorporated by reference herein)
10.26	Fourth Amendment of Lease, dated August 5, 1998 between the and M.O.R Columbia Limited Partnership (filed as exhibit 10.26 to the Company’s 1998 Form 10-K, File No. 22354, and incorporated by reference herein)
10.27	Employment Agreement, dated January 16, 1998, between the Company and Peter L. Buzy (filed as exhibit 10.27 to the Company’s 1998 Form 10-K, File No. 22354, and Incorporated by reference herein)
10.28	Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein)
10.29	Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among The Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein)

10.30	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories * (filed as exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein)
10.31	Employment Agreement, dated June 1, 2000 between the Company and George P. Barker. (filed as exhibit 10.31 to the Company’s 2000 Form 10-K, File No. 22354, and Incorporated by reference herein)
10.32	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein)
10.33	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated March 2, 2001 and incorporated by reference herein)
10.34	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust. **
10.35	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders. **
23.01	Consent of Ernst & Young LLP, Independent Auditors.**
24.01	Power of Attorney of the Board of Directors (included on signature page of this report).**

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522).