Form 10-Q
period 2002-01-31
MARTEK BIOSCIENCES CORP
filed 2002-03-18
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X    Yes           No

Common stock, par value $.10 per share: 21,099,498 shares outstanding as of March 12, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Balance Sheets
($ in thousands, except share data)

-------------------------------------------------------------------------------------
                                                          January 31,   October 31,
                                                              2002         2001
-------------------------------------------------------------------------------------
                                                           (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                                 $28,966       $20,645
     Short-term investments and marketable securities           14,047         6,037
     Accounts receivable, net                                    3,727         5,101
     Inventories  (Note 3)                                       8,853         6,466
     Other current assets                                        1,056           800
                                                          ---------------------------
Total current assets                                            56,649        39,049
Property, plant and equipment, net                              18,588        16,724
Patents, net                                                       951           773
Other assets                                                       159            57
                                                          ---------------------------

Total assets                                                   $76,347       $56,603
                                                          ===========================

Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                           $1,191        $1,451
     Accrued liabilities                                         2,808         4,108
     Current portion of unearned revenue                         1,937         1,990
                                                          ---------------------------
Total current liabilities                                        5,936         7,549
Long-term portion of unearned revenue                            2,326         2,353
Commitments (Note 2)
Stockholders' equity
     Preferred stock, $.01 par value; 4,700,000
        shares authorized; none issued or outstanding              ---           ---
     Series A junior participating preferred stock,
        $.01 par value; 300,000 shares authorized;
        none issued or outstanding                                 ---           ---
     Common stock, $.10 par value; 30,000,000 shares
        authorized; 20,961,806 and 19,552,316 shares
        issued and outstanding at January 31, 2002 and
        October 31, 2001,respectively                            2,096         1,955
     Additional paid-in capital                                172,415       148,161
     Deferred compensation                                        (158)          (89)
     Accumulated other comprehensive income                          6             1
     Accumulated deficit                                      (106,274)     (103,327)
                                                          ---------------------------
Total stockholders' equity                                      68,085        46,701
                                                          ---------------------------

Total liabilities and stockholders' equity                     $76,347       $56,603
                                                          ===========================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

                                                        Three months ended January 31,
-----------------------------------------------------------------------------------------
                                                                   2002             2001
-----------------------------------------------------------------------------------------

Revenues:
    Product sales and royalties:
       Nutritional product sales                                 $5,612           $2,515
       Stable isotope and other product sales                       209              472
       Royalties                                                    122              472
                                                        ---------------------------------
    Total product sales and royalties                             5,943            3,459
    License fees and other revenues                                  27               36
                                                        ---------------------------------
Total revenues                                                    5,970            3,495
Costs and expenses:
    Cost of product sales and royalties                           4,184            2,340
    Research and development                                      2,911            3,007
    Selling, general and administrative                           1,996            1,760
    Other operating expenses                                         85              245
                                                        ---------------------------------
Total costs and expenses                                          9,176            7,352
                                                        ---------------------------------
Loss from operations                                             (3,206)          (3,857)
Other income (expense):
    Miscellaneous income                                             95               34
    Interest income                                                 164              254
    Interest expense                                                ---               (7)
                                                        ---------------------------------
Total other income                                                  259              281
                                                        ---------------------------------

Net loss                                                        ($2,947)         ($3,576)
                                                        =================================

Net loss per share, basic and diluted                            ($0.15)          ($0.20)
                                                        =================================

Weighted average common shares outstanding                   20,185,410       17,811,565
                                                        =================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Cash Flows
(Unaudited - $ in thousands)

                                                                   Three Months ended January 31,
----------------------------------------------------------------------------------------------------
                                                                              2002             2001
----------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                                 ($2,947)         ($3,576)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                             486              439
     Amortization of deferred compensation                                      79               66
     Changes in operating assets and liabilities:
        Accounts receivable                                                  1,374           (1,034)
        Inventories                                                         (2,387)            (595)
        Other assets                                                          (358)            (148)
        Accounts payable                                                      (260)            (148)
        Accrued liabilities                                                 (1,300)            (670)
        Unearned revenue                                                       (80)             (47)
                                                                   ---------------------------------
  Net cash used in operating activities                                     (5,393)          (5,713)

Investing activities:
     Purchase of short-term investments and marketable securities          (10,005)          (2,700)
     Proceeds from sale of short-term investments and
          marketable securities                                              2,000            7,500
     Capitalization of patent costs                                           (215)            (147)
     Purchase of property, plant and equipment                              (2,313)            (346)
                                                                   ---------------------------------
  Net cash (used in) provided by investing activities                      (10,533)           4,307

Financing activities:
     Repayment of notes payable                                                ---             (281)
     Proceeds from the exercise of warrants and options                      2,958              433
     Net proceeds from the issuance of
          common stock in private placement                                 21,289              ---
                                                                   ---------------------------------
  Net cash provided by financing activities                                 24,247              152
                                                                   ---------------------------------

  Net increase (decrease) in cash and cash equivalents                       8,321           (1,254)
  Cash and cash equivalents at beginning of perod                           20,645            2,682
                                                                   ---------------------------------

  Cash and cash equivalents at end of period                               $28,966           $1,428
                                                                   =================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Statements of Stockholders' Equity

(Unaudited - $ in thousands)

                                                                          Accumulated
                                 Common Stock     Additional                 Other
                                 ------------      Paid-in    Deferred   Comprehensive Accumulated
                              Shares     Amount    Capital  Compensation    Income       Deficit      Total
-------------------------------------------------------------------------------------------------------------
Balance at
October 31, 2001              19,552,316   $1,955  $148,161         ($89)           $1    ($103,327) $46,701

   Issuance of common stock
        in private placement,
        net of issuance costs  1,177,000      118    21,171          ---           ---          ---   21,289
   Exercise of stock options
        and warrants             232,490       23     2,935          ---           ---          ---    2,958
   Deferred compensation
        on stock options             ---      ---       148         (148)          ---          ---      ---
   Amortization of
        deferred compensation        ---      ---       ---           79           ---          ---       79
   Net loss                          ---      ---       ---          ---           ---       (2,947)  (2,947)
   Other comprehensive
        income:
      Unrealized gain
       on investments                ---      ---       ---          ---             5          ---        5
                                                                                                     --------
           Comprehensive loss                                                                         (2,942)
-------------------------------------------------------------------------------------------------------------
Balance at
January 31, 2002              20,961,806   $2,096  $172,415        ($158)           $6    ($106,274) $68,085
=============================================================================================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Financial Statements (Unaudited)

1.  Basis of Presentation and Accounting Policies

Basis of Presentation. The accompanying unaudited financial statements of Martek Biosciences Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

Revenue Recognition. Revenue is recognized on product sales when goods are shipped. Revenue from licensing agreements is recognized in general over the term of the agreement, or in certain circumstances, when milestones are met. Revenues on cost reimbursement and fixed price contracts are generally recognized on the percentage of completion method of accounting as costs are incurred. Revenue recognized in the accompanying Statements of Operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

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

Comprehensive Income (Loss). Comprehensive income (loss) is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the three months ended January 31, 2002 and 2001 was $2,942,000 and $3,567,000, respectively.

Reclassification. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

2.  Commitments

The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. For the three months ended January 31, 2002 and 2001, Martek incurred approximately $16,700 and $1,700, respectively, in royalties under such agreements pertaining to the Company's fluorescent marker products.

Martek currently contracts with a third party supplier to produce its arachidonic acid oil. At January 31, 2002, the Company had outstanding inventory purchase commitments to this supplier totaling approximately $2.5 million.

3.  Inventories

Inventories consist of the following:

                                                         January 31,         October 31,
                                                             2002                2001
                                                       -----------------    ---------------

                          Finished products                  $5,393,000         $5,575,000
                          Work in process                     3,532,000            711,000
                          Raw materials                         128,000            274,000
                          Less inventory reserve               (200,000)           (94,000)
                                                       -----------------    ---------------
                                                             $8,853,000         $6,466,000
                                                       =================    ===============
4.  Income Taxes

At January 31, 2002, the Company had net operating loss carryforwards of approximately $100,230,000 for income tax purposes that expire in years 2002 through 2021. A tax benefit of an additional approximately $21.2 million of net operating losses related to stock options will be credited to equity when the benefit is realized through utilization of net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s total net deferred tax assets, which resulted primarily from net operating losses, were $40,912,000 and $39,709,000 at January 31, 2002 and October 31, 2001, respectively. Because it is more likely than not that some portion or all of these deferred tax assets will not be realized, they were fully reserved for by a valuation allowance at January 31, 2002 and October 31, 2001.

5.  Unearned Revenue

On March 31, 2000, Martek entered into a worldwide non-exclusive license agreement with Abbott Laboratories relating to the use of the Company’s proprietary long-chain polyunsaturated fatty acids in infant formulas. The Company received total consideration of $4.5 million, which represents license fees and royalty prepayments. Of this amount, $500,000 may be credited against on-going royalties or Abbott Laboratories’ purchase from the Company of its products. The license fees are non-refundable and will be recognized as revenue on a straight-line basis over the twenty-five year term of the agreement. The non-refundable royalty prepayment, as well as potential ongoing royalties, will be recognized as revenue as products are introduced by the licensee in accordance with the terms of the agreement. The license agreement may be terminated by the licensee upon proper notification subsequent to the first anniversary of the date upon which the licensee has made all payments to the Company in accordance with the agreement. The Company recognized approximately $27,000 in license fee revenue and approximately $52,000 in royalty revenues from this agreement during the three-month period ended January 31, 2002.

6.  Private Placement of Common Stock

On December 17, 2001, 1,177,000 shares of the Company’s common stock were issued in a private placement resulting in net proceeds to the Company of approximately $21.3 million. The stock was issued at a price of $19.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning our:

-  expectations regarding future revenue growth, product introductions, growth in nutritional product sales, production expansion, margin and productivity improvements, applications and potential marketing partnerships;
-  expectations regarding sales and royalties by and from our formula licensees;
-  expectations regarding marketing of our oils by our U.S. infant formula licensees;
-  expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils and purchase of third-party oils;
-  expectations that we will be able to meet future demands for our DHA and ARA oils;
-  expectations regarding future research and development costs;
-  expectations regarding our expansion at our Winchester, KY facility;
-  expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities; and -  expectations that our proposed acquisition of FermPro Manufacturing, LP ("FermPro") will be completed and, if so, within the timeframe indicated.

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

General

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks, including cardiovascular problems, cancer, and various neurological and visual disorders. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our new phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing approximately 60% of the estimated $6 to $8 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world, and two of our licensees have completed the process required to enable them to market these products in the United States.

We have incurred losses in each year since our inception. At January 31, 2002, our accumulated deficit was approximately $106,274,000. Although we anticipate significant growth in sales of our nutritional oils, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

- the timing of market introductions of products by our licensees;
- the acceptance of these products by consumers;
- competition from alternative sources of DHA and ARA; and/or
- agreements with other future third-party collaborators to market our products or develop new products.

Because of this, the timing or likelihood of future profitability is largely dependent on factors over which we have no control.

Management Outlook and Regulatory Issues

We believe that the outlook for future revenue growth remains positive, and fiscal 2002 sales will surpass prior year levels, although quarterly results may show fluctuations in product sales. Specifically, we believe that for fiscal 2002 as a whole, term infant formulas containing our oils will be introduced in additional countries and sales and royalties from our nutritional oils will continue to grow. To date, five of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Two of our licensees have completed the process required to enable them to market these products in the United States.

In February 2002, one of our licensees, Mead Johnson Nutritionals, introduced an infant formula supplemented with our oils under the brand name Enfamil LIPIL ™ in the United States. Additionally, on March 1, 2002, another licensee, The Ross Products Division of Abbott Laboratories, announced that it plans to launch an infant formula supplemented with our oils in the United States in April 2002.

Results Of Operations

Revenues for the quarter ended January 31, 2002 were $5,970,000, a 71% increase from revenues of $3,495,000 for the same period in 2001. Total product sales and royalties during the quarter ended January 31, 2002 increased by $2,484,000 or 72% from the quarter ended January 31, 2001. Sales of nutritional products increased by $3,097,000 or 123% for the quarter ended January 31, 2002 over the same period in 2001. The increase in nutritional product sales is primarily due to increased sales of oil to infant formula licensees. Royalties on sales of infant formula products decreased $350,000 or 74% for the quarter ended January 31, 2002 when compared to the quarter ended January 31, 2001. Royalty revenues are generally declining since we recently switched almost all of our infant formula customers over to all-inclusive pricing arrangements. The change to all-inclusive pricing does not have a material impact on our overall financial results as the economics of flat-rate pricing are similar to the economics of existing royalty-bearing arrangements, with the current transfer price and royalty combined into one initial price with a slight discount. All-inclusive pricing does, however, eliminate the time lag in recognizing trailing royalty revenues, which has generally been 3 to 6 months after the initial sale of oil. We anticipate that royalty revenues will continue to decline in the future as sales of our bulk oil increase to infant formula licensees under all-inclusive pricing arrangements.

Sales of other products decreased 56% for the quarter ended January 31, 2002 compared to the same period in 2001, primarily due to the sale of the stable isotope product line in November 2001. Sales of fluorescent marker products increased $203,000 or over thirty-fold in the quarter ended January 31, 2002 over the quarter ended January 31, 2001, the result of increased sales under a distribution agreement with PerkinElmer Life Sciences, which was entered into in early 2001.

Cost of product sales and royalties increased to 70% of product sales and royalties for the quarter ended January 31, 2002, up from 68% for the same period in 2001. The high cost of sales incurred during the quarter ended January 31, 2002 includes costs associated with both ARA and DHA production. Our gross profit margins are significantly impacted by the cost of ARA oil (as compared to DHA oil), which is currently manufactured by a third party, DSM Gist B.V. ARA typically represents approximately two-thirds of our product sales to infant formula licensees. We believe that, with the complete amortization of the start up costs associated with DSM (currently included in the cost of ARA) and increased volume purchases, the cost of our ARA oil will decrease significantly during the third quarter of fiscal year 2002, resulting in improved gross profit margins. DHA production costs remained high during the quarter due to continued scale-up experiments and reduced output as a result of a scheduled annual maintenance shutdown at our Winchester, KY production plant. In October 2001, we began construction to significantly increase our fermentation capacity and add a new shipping, packaging, cold storage and office building at our Winchester plant. Upon completion, which is expected in the Fall of 2002, production capacity at our plant should more than double. We believe that with this expansion, in conjunction with the use of fermentation facilities at FermPro Manufacturing, L.P., the acquisition of which is currently being negotiated, we should have the capacity needed to meet market demand in the long term and realize improved economies of scale.

Research and development costs decreased $96,000 or 3% in the quarter ended January 31, 2002 as compared to the quarter ended January 31, 2001. This decrease is primarily due to the sale of the stable isotope product line to a third party in November 2001. Over one-half of our current R&D expenditures relate to large-scale development efforts at the Winchester, KY plant. We believe that these costs will decline over time resulting in improved gross profit margins. Future output should also increase as yields are increased.

Selling, general and administrative expenses increased by $236,000 or 13% in the quarter ended January 31, 2002 as compared to the same period in 2001, primarily as a result of increased corporate insurance and legal expenses.

Other operating expenses decreased by $160,000 or 65% in the quarter ended January 31, 2002 when compared to the quarter ended January 31, 2001. These expenses consist of costs associated with obtaining additional production capacity, and may fluctuate as we evaluate and test new technologies and equipment to manufacture our nutritional oils.

Other income, net, decreased $22,000, or 8%, during the quarter ended January 31, 2002 compared to the same period in 2001. This decrease is primarily due to lower interest earned on investments.

As a result of the foregoing, net loss for the quarter ended January 31, 2002 was $2,947,000, or $.15 per share, compared to a net loss of $3,576,000, or $.20 per share for the quarter ended January 31, 2001.

Liquidity and Capital Resources

We have financed our operations primarily from:

-  proceeds from the sale of equity securities;
-  product sales and receipt of license fees;
-  cash received from the exercise of stock options and warrants;
-  debt financing; and
-  revenues received under research and development contracts and grants.

Since our inception, we have raised approximately $171 million from public and private sales of our equity securities, as well as option and warrant exercises. We raised approximately $21 million in December 2001 and approximately $18.7 million in March 2001 from private placements of our common stock.

Through January 31, 2002, we have incurred an accumulated deficit of $106,274,000. Our balance of cash and cash equivalents at January 31, 2002 was $28,966,000. In addition, at January 31, 2002, we had $14,047,000 in short-term investments and marketable securities, which consist primarily of U.S. Government securities with average maturities of less than one year. Our cash, cash equivalents, short-term investments and marketable securities increased approximately $16.4 million since October 31, 2001, primarily due to the funds received from the private placement of our common stock in December 2001, offset by cash used to fund operations.

The planned expansion and continuing development and optimization of our production facility in Winchester, KY will have a material effect upon our liquidity and capital resources. Since October 31, 2001, we have spent approximately $2.3 million on capital equipment at our plant. The initial buildout of our fermentation facility, which should more than double our production capacity at our Winchester, KY plant, may cost up to $15 million. Expansion of office, warehouse and packaging facilities, which is currently underway, may cost an additional $4 million. We believe that these expenditures can be funded with existing funds. In the longer term, however, we may require additional funds in excess of $20 million to:

-  further expand our production capacity at our Winchester, KY plant;
-  fund, or partially fund, expansion of acquired or third-party manufacturing facilities;
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

If additional funds are needed in the future to continue to finance our operations and/or additional capital needs, we would most likely raise these funds through:

-  the sale of equity securities;
-  cash received from the exercise of stock options and warrants; and/or
-  debt financing.

We can offer no assurance that, if needed, any of these financing alternatives will be available to us on terms that would be acceptable, if at all.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk are not required because the underlying risk items are not material.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

OmegaTech, Inc., Monsanto Corporation, Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office ("EPO") revoked our patent on the grounds that it was too broad. We immediately appealed this ruling, and, as a result, the patent was reinstated and it will remain in effect during the appeal process. A hearing on the appeal is likely to be held during the second half of 2002.

BASF A.G., F. Hoffman - LaRoche A.G., Friesland Brands B.V., OmegaTech Inc., Societe des Produits Nestle S.A., and Suntory Limited have filed their grounds for opposing our ARA patent issued by the EPO, with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

BASF A.G., F. Hoffman - LaRoche A.G., OmegaTech Inc., Societe des Produits Nestle S.A., and Suntory Limited have filed their grounds for opposing our blended-oil (blend of DHA and ARA oils) patent issued by the EPO, with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2006, at the earliest.

We are not a party to any other material legal proceedings.

Item 2. Changes in Securities.

See Item 5 "Changes in Securities", Part II of Form 10-K for the year ended October 31, 2001.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a vote of Security Holders.

Martek's Annual Meeting of Stockholders was held on March 14, 2002. Following are descriptions of the matters voted on and the results of such voting:

1.  Election of Directors. The following members were elected to Martek's Board of Directors to hold office for the periods indicated below:

                                           Elected Until
                                         Annual Meeting
           Nominee                         To Be Held                  In Favor                Withheld

           Henry Linsert, Jr.                  2005                    16,031,885             1,307,544
           Jules Blake, Ph.D.                  2005                    16,838,399               501,030
           Ann L. Johnson, M.D.                2005                    16,839,119               500,310
           Sandra Panem, Ph.D.                 2005                    16,838,619               500,810

           Directors Continuing in Office:

           Douglas J. MacMaster, Jr.
           John H. Mahar
           Eugene H. Rotberg
           Gordon S. Macklin
           Richard J. Radmer, Ph.D.
           William D. Smart

2.  The proposal to approve an amendment to the Corporation’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 100,000,000 shares was approved by a vote of 13,370,962 For; 3,946,859 Against; 21,608 Abstain.

3.  The proposal to approve the Company's 2002 Stock Incentive Plan was approved by a vote of 7,193,723 For; 4,309,431 Against; 449,799 Abstain; 5,386,476 Non-vote.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)(1)  Exhibit 3.07: Certificate of Amendment to the Restated Certificate of Incorporation of Martek Biosciences Corporation.

     (2)  Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K:

       None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: March 18, 2002	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial and Accounting Officer