Form 10-Q
period 2002-04-30
MARTEK BIOSCIENCES CORP
filed 2002-06-14
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X    Yes           No

Common stock, par value $.10 per share: 23,247,476 shares outstanding as of June 10, 2002

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

----------------------------------------------------------------------------------------------------------------
                                                                                    April 30,        October 31,
                                                                                      2002               2001
----------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Assets:

Current assets
     Cash and cash equivalents                                                        $29,504           $20,645
     Short-term investments and marketable securities                                  12,029             6,037
     Accounts receivable, net                                                           6,705             5,101
     Inventories  (Note 4)                                                              8,856             6,466
     Other current assets                                                               1,439               800
                                                                            ------------------------------------
Total current assets                                                                   58,533            39,049
Property, plant and equipment, net                                                     23,348            16,724
Goodwill and other intangibles, net                                                    43,812               773
Other assets                                                                              663                57
                                                                            ------------------------------------

Total assets                                                                         $126,356           $56,603
                                                                            ====================================

Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                                                  $4,575            $1,451
     Accrued liabilities                                                               10,531             4,108
     Current portion of leases                                                            172               ---
     Current portion of unearned revenue                                                1,937             1,990
                                                                            ------------------------------------
Total current liabilities                                                              17,215             7,549
Long-term portion of unearned revenue                                                   2,299             2,353
Long-term portion of leases                                                                27               ---
Commitments (Note 3)                                                                    4,000               ---
Stockholders' equity
     Preferred stock, $.01 par value, 4,700,000
        shares authorized; none issued or outstanding                                     ---               ---
     Series A junior participating preferred stock, $.01 par value,
        300,000 shares authorized; none issued or outstanding                             ---               ---
     Common stock, $.10 par value; 100,000,000  shares
        authorized; 22,965,467 and 19,552,316 shares issued
        and outstanding at April 30, 2002 and October 31, 2001,
        respectively                                                                    2,296             1,955
     Additional paid-in capital                                                       224,786           148,161
     Deferred compensation                                                               (79)              (89)
     Accumulated other comprehensive income                                                 3                 1
     Accumulated deficit                                                            (124,191)         (103,327)
                                                                            ------------------------------------
Total stockholders' equity                                                            102,815            46,701
                                                                            ------------------------------------

Total liabilities and stockholders' equity                                           $126,356           $56,603
                                                                            ====================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

                                              Three months ended April 30,    Six months ended April 30,
---------------------------------------------------------------------------------------------------------
                                                      2002           2001             2002          2001
---------------------------------------------------------------------------------------------------------

Revenues:
    Product sales:
       Nutritional product sales                   $11,138         $3,136          $16,750        $5,651
       Other product sales                             174            404              383           876
       Royalties                                        84            439              206           911
                                             -----------------------------  -----------------------------
    Total product sales and royalties               11,396          3,979           17,339         7,438
    Other revenue                                       27             34               54            70
                                             -----------------------------  -----------------------------
Total revenues                                      11,423          4,013           17,393         7,508
Costs and expenses:
    Cost of product sales and royalties              8,285          2,388           12,469         4,728
    Research and development                         3,322          3,058            6,233         6,065
    Acquired in-process research and
        development                                 15,788            ---           15,788           ---
    Selling, general and administrative              2,195          2,121            4,191         3,881
    Other operating expenses                            11             52               96           297
                                             -----------------------------  -----------------------------
Total costs and expenses                            29,601          7,619           38,777        14,971
                                             -----------------------------  -----------------------------
Loss from operations                              (18,178)        (3,606)         (21,384)       (7,463)
Other income (expense):
    Miscellaneous income                                88             40              183            74
    Interest income                                    173            328              337           582
    Interest expense                                   ---            (2)              ---           (9)
                                             -----------------------------  -----------------------------
Total other income (expense)                           261            366              520           647
                                             -----------------------------  -----------------------------

Net loss                                         ($17,917)       ($3,240)        ($20,864)      ($6,816)
                                             =============================  =============================

Net loss per share, basic and diluted              ($0.84)        ($0.17)          ($1.01)       ($0.37)
                                             =============================  =============================

Weighted average common shares outstanding      21,248,538     18,743,645       20,707,898    18,269,881
                                             =============================  =============================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited - $ in thousands)

                                                                           Six Months ended April 30,
------------------------------------------------------------------------------------------------------
                                                                                 2002            2001
------------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                                  ($20,864)        ($6,816)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                                970             882
     Amortization of deferred compensation                                        159             150
     Acquired in-process research and development                              15,788             ---
     Changes in assets and liabilities:
        Accounts receivable                                                   (1,042)         (1,737)
        Inventories                                                           (1,106)           (858)
        Other assets                                                            (802)             932
        Accounts payable                                                          336           (126)
        Accrued liabilities                                                     (196)             565
        Unearned revenue                                                        (107)            (74)
                                                                      --------------------------------
  Net cash used in operating activities                                       (6,864)         (7,082)

Investing activities:
     Purchase of short-term investments and marketable securities             (9,990)        (27,027)
     Proceeds from sale of short-term investments and
          marketable securities                                                 4,000          23,276
     Capitalization of patent costs                                             (320)            (97)
     Purchase of property, plant and equipment                                (6,984)           (754)
     Acquisition of OmegaTech, Inc.                                               211             ---
                                                                      --------------------------------
  Net cash used in investing activities                                      (13,083)         (4,602)

Financing activities:
     Repayment of notes payable                                                   ---           (472)
     Proceeds from the exercise of warrants and options                         7,517             548
     Proceeds from the issuance of
          common stock in private placement                                    21,289          18,710
                                                                      --------------------------------
  Net cash provided by financing activities                                    28,806          18,786
                                                                      --------------------------------

  Net increase in cash and cash equivalents                                     8,859           7,102
  Cash and cash equivalents at beginning of period                             20,645           2,682
                                                                      --------------------------------
  Cash and cash equivalents at end of period                                  $29,504          $9,784
                                                                      ================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Stockholders' Equity
(Unaudited - $ in thousands)

                                                                          Accumulated
                               Common Stock     Additional                   Other
                               ------------      Paid-in     Deferred    Comprehensive  Accumulated
                            Shares     Amount    Capital   Compensation      Income       Deficit     Total
--------------------------------------------------------------------------------------------------------------
Balance at
October 31, 2001            19,552,316   $1,955   $148,161         ($89)             $1   ($103,327)  $46,701

 Issuance of common stock
   in private placement,
   net of issuance costs     1,177,000      118     21,171           ---            ---          ---   21,289
 Exercise of stock options
   and warrants                612,168       61      7,456           ---            ---          ---    7,517
 Deferred compensation
   on stock options                ---      ---        149         (149)            ---          ---      ---
 Amortization of
   deferred compensation           ---      ---        ---           159            ---          ---      159
 Purchase of OmegaTech, Inc. 1,623,983      162     47,849           ---            ---          ---   48,011
 Net loss                          ---      ---        ---           ---            ---     (20,864) (20,864)
 Other comprehensive
   income:
  Unrealized gain
  on investments                   ---      ---        ---           ---              2          ---        2
                                                                                                    ---------
    Comprehensive loss                                                                               (20,862)
--------------------------------------------------------------------------------------------------------------
Balance at
April 30, 2002              22,965,467   $2,296   $224,786         ($79)             $3   ($124,191) $102,815
==============================================================================================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2001.

Consolidation. The consolidated financial statements include the accounts of Martek Biosciences Corporation and its wholly owned subsidiary Martek Biosciences Boulder Corporation (formerly known as OmegaTech, Inc.) which was acquired on April 25, 2002, after elimination of all significant intercompany transactions.

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

Segment Information. The Company currently operates in one business segment, that being the development and commercialization of novel products from microalgae. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Comprehensive Income (Loss). Comprehensive income (loss) is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the six months ended April 30, 2002 and 2001 was $20,862,000 and $6,809,000, respectively.

Reclassification. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. The Company does not expect adoption of this statement to have a material impact on its financial position or results of operations.

2. Acquisition of OmegaTech

On April 25, 2002, the Company completed its acquisition of OmegaTech, Inc. (OmegaTech), a DHA producer located in Boulder, Colorado, by means of a statutory merger (the “Merger”), merging a wholly owned subsidiary of Martek with and into OmegaTech pursuant to an Agreement and Plan of Merger dated as of March 25, 2002, as amended, (the Merger Agreement). Upon the completion of the Merger, OmegaTech became a wholly owned subsidiary of the Company and its name was changed to Martek Biosciences Boulder Corporation.

Effective April 25, 2002, the Company issued 1,623,983 shares of the Company’s common stock, and subsequently issued 141,745 shares of the Company’s common stock, totaling 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. A portion of the proceeds from this issuance were used to pay off certain pre-closing liabilities to certain lenders and vendors of OmegaTech, and to certain employees to satisfy certain liabilities of OmegaTech. The aggregate purchase price for OmegaTech was approximately $54,065,000, of which approximately $49,228,000 was related to the value of 1,765,728 shares of the Company’s common stock ($1.5 million of which related to OmegaTech transaction costs paid by the Company), approximately $2,100,000 was for the Company’s acquisition related fees and expenses, and approximately $2,700,000 was related to the fair value of 154,589 vested OmegaTech stock options that were assumed as part of the transaction. The Merger Agreement also provides for an additional stock consideration of up to $40 million if certain milestones are met. Two of these milestones relate to operating results (sales and gross profit margin objectives over the next two years) and two relate to regulatory and labeling approvals in the U.S. and Europe. The total Martek common stock that may be issued relating to this additional consideration is approximately 1.4 million shares based on the closing deal price of $27.88 per share, but may increase to approximately 2.3 million shares depending on the average market price of the Company’s stock on the dates that the milestones are achieved. The Merger has been accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the results of operations of OmegaTech have been included in the accompanying consolidated statements of operations from the date of the acquisition. In accordance with SFAS No. 141, the purchase price has been allocated to the assets and liabilities of OmegaTech based on their fair value.

As part of the purchase price allocation, all intangible assets that were a part of the Merger were identified and valued. It was determined that the technology assets acquired had continuing value. As a result of this identification and valuation process, the Company allocated approximately $15,788,000 of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows pertaining to the incomplete research and development related primarily to three projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the acquired in-process research and development was charged to expense as of the date of the Merger.

As a result of the valuation of the purchase price and identification of related assets, the Company allocated the following to identifiable intangible assets:

           Intangible                                Fair          Estimated Useful
              Asset                                  Value              Life
        ----------------------------------- -------------------- --------------------
        Trademarks                                $8,955,000          Indefinite
        Patents                                    3,256,000          10 years
        Core technology                            1,961,000          Indefinite
        Current products                          11,434,000          15 years

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $17,188,000, as of April 25, 2002, was allocated to goodwill. In accordance with SFAS No. 142, this amount will not be systematically amortized but rather, beginning in fiscal 2002, the Company will perform an annual assessment for impairment by applying a fair-value-based test.

The aggregate purchase price of approximately $54,065,000, including acquisition costs, was allocated as follows:

        Trademarks                                                 $ 8,955,000
        Patents                                                      3,256,000
        Core technology                                              1,961,000
        Current products                                            11,434,000
        In-process research and development                         15,788,000
        Goodwill                                                    17,188,000
                                                             -------------------
                                                                    58,582,000
        Tangible net liabilities assumed, at fair value             (4,517,000)
                                                             -------------------
                                                                   $54,065,000
                                                             ===================

The preliminary allocation of the purchase price included in the current period is subject to revision based on the final determination of fair values and final assessment of certain tax matters. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs.

The following unaudited pro forma operating results combine the results of the Company for the six month periods ended April 30, 2002 and 2001 with the results of the former OmegaTech, Inc. for the six month periods ended March 31, 2002 and 2001, assuming the Merger had been consummated at the beginning of each period. These pro forma amounts for both periods presented exclude the one time charge of $15.8 million for in-process research and development related to the Merger.

                                               For the Six Month Period
                                                    Ended April 30,
                                               2002                2001
--------------------------------------------------------------------------
Revenues                                     $20,200,000      $10,905,000
Net loss                                    ($11,255,000)    ($16,299,000)
Weighted average shares                       22,278,000       19,894,000
Net loss per share - basic and diluted             ($.51)           ($.82)

3. Commitments

The Company is a party to a settlement agreement in which OmegaTech had previously licensed and then transferred back certain technology relating to human applications for DHA developed by a third party. The 10-year agreement calls for minimum cash payments as well as ongoing royalties to the third party upon the sale of products containing OmegaTech’s DHA oil. Under the agreement, the Company must pay royalties of 5% on net sales for human application and aquaculture products, and 2% on net sales for animal application products for sales of DHA derived from OmegaTech’s patented organism. Commencing with the year ending June 30, 2003 through the year ending June 30, 2010, the agreement is subject to annual minimums of $500,000. A $3 million payment is due at the end of the term of the agreement on July 31, 2010. The Company has estimated the present value of the future minimum payments due under this agreement to be approximately $4 million, and has accrued this amount as a long-term liability as of the acquisition date.

As a result of the merger, the Company is also subject to a prior commitment to purchase a minimum quantity of DHA biomass on favorable terms from a third party manufacturer. The three-year commitment expires on December 31, 2004 and totals approximately $2.4 million per year.

The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. For the six months ended April 30, 2002 and 2001, Martek incurred approximately $32,000 and $2,200, respectively, in royalties under such agreements pertaining to the Company’s fluorescent marker products.

Martek currently contracts with a third party supplier to produce its arachidonic acid oil. At April 30, 2002, the Company had outstanding inventory purchase commitments to this supplier totaling approximately $3 million.

4. Inventories

Inventories consist of the following:

                                                              April 30,        October 31,
                                                                2002              2001
                                                       -----------------    ---------------

                          Finished products                  $6,733,000         $5,575,000
                          Work in process                     2,175,000            711,000
                          Raw materials                         148,000            274,000
                                                       -----------------    ---------------
                            Total inventory                   9,056,000          6,560,000
                          Less inventory reserve               (200,000)           (94,000)
                                                       -----------------    ---------------
                            Net inventory                    $8,856,000         $6,466,000
                                                       =================    ===============

5. Private Placement of Common Stock

On December 17, 2001, 1,177,000 shares of the Company's common stock were issued in a private placement resulting in net proceeds to the Company of approximately $21.3 million. The stock was issued at a price of $19.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning our:

-expectations regarding future revenue growth, product introductions, growth in nutritional product sales, production expansion, margin and productivity improvements, applications and potential collaborations and acquisitions;
- expectations regarding sales and royalties by and from our infant formula licensees;
- expectations regarding marketing of our oils by our U.S. infant formula licensees;
- expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils and purchase of third-party manufactured oils;
- expectations regarding production capacity and our ability to meet future demands for our DHA and ARA oils;
- expectations regarding future research and development costs;
- expectations regarding our expansion at our Winchester, KY facility;
- expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;
- expectations regarding the integration of the former OmegaTech with Martek; and
- expectations regarding production from the FermPro Manufacturing, LP (“FermPro”) facility.

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

General

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks. Research is underway to assess what impact, if any, supplementation with the Company’s DHA will have on these health risks. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our new phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing approximately 60% of the estimated $6 to $8 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world, and two of our licensees have begun marketing these products in the United States.

In April 2002, we acquired OmegaTech, Inc., a low-cost algal DHA producer located in Boulder, Colorado with approximately 40 employees. OmegaTech has been in the fermentable DHA business since 1987, and has accumulated over 100 issued and pending patents protecting its DHA technology. Its revenues, which mainly consist of sales of DHA into the dietary supplement, food, beverage, and animal feed markets, averaged approximately $6 million in each of its fiscal years ended 2000 and 2001, and its historical losses were $11.7 million in 2000 and $16.5 million in 2001. OmegaTech underwent a restructuring and downsizing in January 2002, which significantly lowered its operating expenses. We also anticipate further cost savings from efficiencies gained as a result of the integration with Martek operations, and believe that Omegatech’s low cost DHA and experience in the $1 billion food and beverage market will begin bringing positive financial results to Martek’s consolidated earnings in 2003.

We have incurred losses in each year since our inception. At April 30, 2002, our accumulated deficit was approximately $124,191,000. Although we anticipate significant growth in sales of our nutritional oils, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

- the timing of infant formula market introductions by our licensees;
- the timing and extent of introductions of DHA into various food and beverage applications;
- the acceptance of these products by consumers;
- competition from alternative sources of DHA and ARA; and/or
- agreements with other future third-party collaborators to market our products or develop new products.

Because of this, the timing or likelihood of future profitability is largely dependent on factors over which we have no control.

Management Outlook

We believe that the outlook for future revenue growth remains positive, and fiscal 2002 sales will surpass prior year levels, although quarterly results may show fluctuations in product sales. Specifically, we believe that for fiscal 2002 as a whole, term infant formulas containing our oils will be introduced in additional countries and sales and royalties from our nutritional oils will continue to grow. To date, five of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Two of our licensees have begun marketing these products in the United States. Although OmegaTech’s historical sales into the adult food and supplement market have been minimal, we anticipate that over the next few years this business will expand and represent a larger potential market than infant formula.

In February 2002, one of our licensees, Mead Johnson Nutritionals, introduced an infant formula supplemented with our oils under the brand name Enfamil LIPIL ™ in the United States and in April 2002, another licensee, The Ross Products Division of Abbott Laboratories, introduced an infant formula supplemented with our oils under the brand name Similac Advance in the United States.

Results Of Operations

Sales of our nutritional products increased by $8,002,000 or 255% for the quarter ended April 30, 2002 over the quarter ended April 30, 2001 and increased $11,099,000 or 196% for the first six months of fiscal 2002 when compared to the same period in 2001, primarily the result of increased sales of oil to our infant formula licensees. Sales of our fluorescent marker products increased $60,000 or 53% in the quarter ended April 30, 2002, and increased $263,000 or 219% for the first six months of fiscal 2002 when compared to the same periods in 2001, primarily the result of increased sales from a distribution agreement with PerkinElmer Life Sciences, which we entered into in early 2001. Due to the sale of our stable isotope product line in November 2001, our overall sales of other products decreased 57% for the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001, and decreased 56% for the first six months of fiscal 2002 when compared to the same period in 2001.

As a result of the above, our total revenues increased by almost three-fold during the quarter ended April 30, 2002 over the quarter ended April 30, 2001, to $11,423,000 from $4,013,000, and increased by $9,885,000 or 132% for the six month period ended April 30, 2002 over the same period in 2001.

Our cost of product sales and royalties increased to 73% of revenues from product sales and royalties for the quarter ended April 30, 2002, up from 60% for the quarter ended April 30, 2001. For the six-month period ended April 30, 2002, our cost of product sales and royalties increased to 72% of revenues from product sales and royalties, up from 64% for the six-month period ended April 30, 2001. Our cost of sales includes costs associated with both ARA and DHA production. Our gross profit margins are most significantly impacted by the cost of ARA oil (as compared to DHA oil), which is currently manufactured by a third party, DSM Gist B.V. ARA typically represents approximately two-thirds of our product sales to infant formula licensees. We believe that, with the complete amortization of the start up costs of DSM (currently included in the cost of ARA) and increased volume purchases, the cost of our ARA oil will decrease significantly during the third quarter of fiscal 2002, resulting in improved gross profit margins. Our DHA production costs were high during the quarter due primarily to equipment problems which caused a delay in the return to normal operations following a planned major maintenance overhaul and production shutdown early in the quarter at our Winchester, KY production plant.

In October 2001, we began construction to significantly increase our fermentation capacity and add a new shipping, packaging, cold storage and office building at our Winchester plant. Upon completion, which is expected in the Fall of 2002, production capacity at our plant should more than double. Also, in December, 2001 we announced that we had signed a letter of intent to acquire the assets of FermPro Manufacturing, L.P. (“FermPro”) of Kingstree, S.C. We have recently signed a manufacturing agreement with FermPro for DHA production while the due diligence relating to this potential acquisition is being performed. We expect this due diligence to be completed in the next several months, and expect to begin receiving DHA under the manufacturing agreement with FermPro in late June. We believe that with the expansion at our Winchester, KY plant, in conjunction with the DHA production from FermPro, we should have the capacity needed to meet fiscal 2003 market demand and realize improved economies of scale.

Our research and development costs increased by $264,000 or 9%, in the quarter ended April 30, 2002 as compared to the quarter ended April 30, 2001. For the six-month period ended April 30, 2002, our research and development costs increased by $168,000 or 3% when compared to the same period in 2001. Over one-half of our current R&D expenditures relate to large-scale development efforts at our Winchester, KY plant. We believe that these costs will decline as these development projects are implemented into production. Future output should also increase as yields are increased.

On April 25, 2002, we completed the acquisition of OmegaTech, Inc., a Boulder, Colorado producer of DHA. Approximately one-third of the OmegaTech purchase price was allocated to research projects in which the technical feasibility had not yet been established, resulting in a one-time charge to acquired in process research and development of $15,788,000 under applicable accounting rules in the quarter ended April 30, 2002.

Our selling, general and administrative expenses increased by $74,000, or 3%, during the quarter ended April 30, 2002 and increased by $310,000, or 8%, in the six months ended April 30, 2002 over the second quarter and six months ended April 30, 2001, respectively. These increases are primarily the result of increased corporate health insurance and legal costs.

Our other operating expenses decreased by $41,000 in the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001, and decreased by $201,000 or 68% for the six months ended April 30, 2002 compared to the same period in 2001. These expenses consist of costs associated with obtaining additional production capacity, and may fluctuate as we evaluate and test new technologies and equipment to manufacture our nutritional oils.

Our other income, net, decreased $105,000 or 29%, during the quarter ended April 30, 2002 compared to the quarter ended April 30, 2001, and decreased $127,000, or 20% during the six months ended April 30, 2002 compared to the six months ended April 30, 2001. These decreases are primarily due to lower interest earned on investments.

As a result of the foregoing, our net loss for the quarter ended April 30, 2002 was $17,917,000, or $.84 per share, compared to a net loss of $3,240,000, or $.17 per share for the quarter ended April 30, 2001. Our net loss for the six months ended April 30, 2002, was $20,864,000 or $1.01 per share, compared to a net loss of $6,816,000 or $.37 per share for the same period in 2001.

Liquidity and Capital Resources

We have financed our operations primarily from:

- proceeds from the sale of equity securities;
- product sales and receipt of license fees;
- cash received from the exercise of stock options and warrants;
- debt financing; and
- revenues received under research and development contracts and grants.

Since our inception, we have raised approximately $175 million from public and private sales of our equity securities, as well as option and warrant exercises. We raised approximately $21 million in December 2001 and approximately $18.7 million in March 2001 from private placements of our common stock.

Through April 30, 2002, we have incurred an accumulated deficit of $124,191,000. Our balance of cash and cash equivalents at April 30, 2002 was $29,504,000. In addition, at April 30, 2002, we had $12,029,000 in short-term investments and marketable securities, which consist primarily of U.S. Government securities with average maturities of less than one year. Our cash, cash equivalents, short-term investments and marketable securities increased approximately $14.9 million since October 31, 2001, primarily due to the funds received from the private placement of our common stock in December 2001, offset by cash used to fund operations.

The planned expansion and continuing development and optimization of our production facility in Winchester, KY will have a material effect upon our liquidity and capital resources. The initial buildout of our fermentation facility, which should more than double our production capacity at our Winchester, KY plant, may cost up to $15 million. Expansion of office, warehouse and packaging facilities, which is currently underway, may total an additional $4 million. We have already spent approximately $6 million on capital equipment surrounding these expansions since October 31, 2001.

We believe that our existing capital resources will provide us with adequate capital for at least the next 18 months. In the longer term, however, we may require additional funds in excess of $20 million to:

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
- growth in our infant formula, food and beverage and other nutritional product sales;
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Aventis S.A. and Nagase & Co. Ltd. have opposed our European patent covering our DHA-containing oils. At a hearing in October 2000, an Opposition Division of the European Patent Office (“EPO”) revoked our European patent on the grounds that it is too broad. We immediately appealed this ruling, and as a result, our patent was reinstated so that it will remain in effect during the appeal process. A hearing on the appeal is scheduled to be held on July 2, 2002. OmegaTech and Monsanto Corporation will no longer be parties to these proceedings. If the revocation is upheld upon our appeal, or if any of the challenges described below or any other challenges to our patents which may arise in the future are successful, our competitors may be able to produce our products and, as a result, we may experience decreases in the future sales of our nutritional oils, decreases in the revenues on sales of infant formula containing our oils and decreases in license fees related to our oils. Although our revenues may decrease under our license agreements, the revocation of our European DHA patent, ARA patent and blended-oils patent would not terminate any of our license agreements.

Although BASF A.G., F. Hoffman-- LaRoche A.G., Friesland Brands B.V., Societe des Produits Nestle S.A., and Suntory still oppose our ARA patent issued by the EPO, OmegaTech will no longer be a party to this opposition. See Item I, Part II of Form 10-Q for the quarter ended January 31, 2002.

Although BASF A.G., F. Hoffman-- LaRoche A.G., Societe des Produits Nestle S.A., and Suntory Limited still oppose our blended-oil (blend of DHA and ARA oils) patent issued by the EPO, OmegaTech will no longer be a party to this opposition. See Item I, Part II of Form 10-Q for the quarter ended January 31, 2002.

Item 2. Changes in Securities.

On April 25, 2002, we acquired OmegaTech, Inc. by the statutory merger (the "Merger") of a wholly owned subsidiary of ours with and into OmegaTech. As a result of the Merger, we became the owner of 100% of the issued and outstanding common stock of OmegaTech and each outstanding share of OmegaTech common stock was converted into ..04224 of a share of our common stock. Options to purchase OmegaTech common stock pursuant to OmegaTech's 1996 Stock Option Plan and certain non-plan option agreements were assumed by us and such options will remain outstanding as options to purchase shares of our common stock.

In exchange for the acquisition by us of all of the outstanding capital stock of OmegaTech, we issued a total of approximately 863,233 shares of our common stock to former OmegaTech stockholders at the closing and we reserved, as of the closing, 154,589 shares of our common stock for issuance upon the exercise of options assumed pursuant to the Merger. All options were immediately exercisable into our common stock upon the closing of the Merger. In addition, at the closing, we issued to former OmegaTech stockholders and option holders non-transferable rights to receive, in the aggregate, up to 2,290,533 additional shares of our common stock, subject to certain adjustments, if certain operational and financial targets ("Milestones") are achieved between April 25, 2002 and April 30, 2004. The shares of our common stock issued at the closing of the Merger were issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D.

At the closing of the Merger, we also issued 760,826 shares of our common stock (the “Directed Shares”) into various escrow accounts to satisfy OmegaTech’s pre-closing liabilities to certain lenders and vendors and issued on May 20, 2002, 141,745 shares of our common stock to certain employees to satisfy certain liabilities of OmegaTech (the “Non Compete Shares”). The Directed Shares and the Non Compete Shares were also issued in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. A number of shares equal to the Directed Shares that are not required to be used to pay those liabilities and any costs incurred in connection with such payment, will be distributed to former OmegaTech stockholders on a pro rata basis.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

See Item 4, Part II of Form 10-Q for the quarter ended January 31, 2002.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

        (a) (1) Exhibit 3.08: Martek Biosciences Corporation Amendment to By-laws effective April 25, 2002 (filed herewith).

              (2) Exhibit 10.36: Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed herewith).

              (3) Exhibit 10.37 OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed herewith).

              (4) Exhibit 10.38: Employment Agreement dated April 25, 2002 between the Company and Mark A. Braman (filed herewith).

              (5) Exhibit 10.39: Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed herewith).

              (6) Exhibit 10.40: Non-Statutory Stock Option Agreement Exercisable Only On Special Event For Common Stock dated June 14, 1997 between OmegaTech, Inc. and Mark A. Braman (filed herewith).

              (7) Exhibit 10.41: Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed herewith).*

              (8) Exhibit 10.42: Manufacturing Agreement between CP Kelco U.S. Inc. and OmegaTech, Inc. dated October 19, 2001 (filed herewith).*

              (9) Exhibit 10.43: Agreement and Plan of Merger, dated March 25, 2002, by and among Martek Biosciences Corporation, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on May 3, 2002 and incorporated by reference herein).

              (10) Exhibit 10.44: First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., Martek Biosciences Corporation, and OGTAQ Corp., dated April 24, 2002 by and among Martek Biosciences Corporation, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 3, 2002 and incorporated by reference herein).

              (11) Exhibit 10.45: Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2002 and incorporated by reference herein).

              (12) Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (filed herewith).

               *Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

        (b) Reports on Form 8-K:

              Form 8-K filed on March 25, 2002 (announcing the planned acquisition of OmegaTech, Inc.).

              Form 8-K filed May 3, 2002 (announcing the completion of the acquisition of OmegaTech, Inc.)

              Form 8-K filed May 20, 2002 (announcing the effectiveness of the S-3 Registration Statement for the shares of Martek common stock issued under the OmegaTech acquisition, and the creation of shareholder selling plans under Rule 10b5-1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: June 14, 2002	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial and Accounting Officer