Form 10-Q
period 2002-07-31
MARTEK BIOSCIENCES CORP
filed 2002-09-16
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X    Yes           No

Common stock, par value $.10 per share: 23,273,308 shares outstanding as of September 10, 2002

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------
                                                                               July 31,   October 31,
                                                                                 2002         2001
-------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
Assets:
Current assets
     Cash and cash equivalents                                                    $20,814      $20,645
     Short-term investments and marketable securities                               8,013        6,037
     Accounts receivable, net                                                       8,102        5,101
     Inventories  (Note 4)                                                          8,694        6,466
     Other current assets                                                           1,266          800
                                                                             --------------------------
Total current assets                                                               46,889       39,049
Property, plant and equipment, net                                                 29,747       16,724
Goodwill and other intangibles, net                                                43,884          773
Other assets                                                                          648           57
                                                                             --------------------------

Total assets                                                                     $121,168      $56,603
                                                                             ==========================

Liabilities and stockholders' equity:
Current liabilities
     Accounts payable                                                              $2,432       $1,451
     Accrued liabilities                                                            5,663        4,108
     Current portion of leases                                                        153          ---
     Current portion of unearned revenue                                            1,937        1,990
                                                                             --------------------------
Total current liabilities                                                          10,185        7,549
Long-term portion of unearned revenue                                               2,273        2,353
Long-term portion of leases                                                             2          ---
Commitments (Note 3)                                                                4,000          ---
Stockholders' equity
     Preferred stock, $.01 par value, 4,700,000
        shares authorized; none issued or outstanding                                 ---          ---
     Series A junior participating preferred stock, $.01 par value,
        300,000 shares authorized; none issued or outstanding                         ---          ---
     Common stock, $.10 par value; 100,000,000  shares
        authorized; 23,256,600 and 19,552,316 shares issued
        and outstanding at July 31, 2002 and October 31, 2001,
        respectively                                                                2,325        1,955
     Additional paid-in capital                                                   230,364      148,161
     Deferred compensation                                                            (49)         (89)
     Accumulated other comprehensive income                                             3            1
     Accumulated deficit                                                         (127,935)    (103,327)
                                                                             --------------------------
Total stockholders' equity                                                        104,708       46,701
                                                                             --------------------------

Total liabilities and stockholders' equity                                       $121,168      $56,603
                                                                             ==========================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

                                                          Three months ended July 31,   Nine months ended July 31,
------------------------------------------------------------------------------------------------------------------
                                                                 2002         2001             2002         2001
------------------------------------------------------------------------------------------------------------------

Revenues:
    Product sales:
       Nutritional product sales                               $13,214       $4,946          $29,965      $10,596
       Other product sales                                         197          438              580        1,314
       Royalties                                                   106           88              312        1,000
                                                         ---------------------------   ---------------------------
    Total product sales and royalties                           13,517        5,472           30,857       12,910
    Other revenue                                                   27           93               80          163
                                                         ---------------------------   ---------------------------
Total revenues                                                  13,544        5,565           30,937       13,073
Costs and expenses:
    Cost of product sales and royalties                          8,538        3,886           21,007        8,614
    Research and development                                     2,947        3,198            9,180        9,262
    Acquired in-process research and development                   ---          ---           15,788          ---
    Restructuring charge                                         1,266          ---            1,266          ---
    Selling, general and administrative                          4,515        2,050            8,707        5,931
    Other operating expenses                                       255           88              350          386
                                                         ---------------------------   ---------------------------
Total costs and expenses                                        17,521        9,222           56,298       24,193
                                                         ---------------------------   ---------------------------
Loss from operations                                            (3,977)      (3,657)         (25,361)     (11,120)
Other income (expense):
    Miscellaneous income                                            89           36              272          111
    Interest income                                                149          310              486          891
    Interest expense                                                (5)         ---               (5)          (9)
                                                         ---------------------------   ---------------------------
Total other income, net                                            233          346              753          993
                                                         ---------------------------   ---------------------------

Net loss                                                       ($3,744)     ($3,311)        ($24,608)    ($10,127)
                                                         ===========================   ===========================

Net loss per share, basic and diluted                           ($0.16)      ($0.17)          ($1.14)      ($0.54)
                                                         ===========================   ===========================

Weighted average common shares outstanding                  23,191,561   19,351,957       21,543,903   18,634,536
                                                         ===========================   ===========================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited - $ in thousands)

                                                                     Nine Months ended July 31,
-------------------------------------------------------------------------------------------------
                                                                          2002           2001
-------------------------------------------------------------------------------------------------

Operating activities:
  Net loss                                                               ($24,608)      ($10,127)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                          1,762          1,346
     Amortization of deferred compensation                                    189            248
     Acquired in-process research and development                          15,788          - - -
     Changes in assets and liabilities:
        Accounts receivable                                                (2,439)        (1,052)
        Inventories                                                          (943)        (1,580)
        Other assets                                                         (614)           875
        Accounts payable                                                   (1,807)            (7)
        Accrued liabilities                                                (1,112)          (487)
        Unearned revenue                                                     (133)          (143)
                                                                     ----------------------------
  Net cash used in operating activities                                   (13,917)       (10,927)

Investing activities:
     Purchase of short-term investments and marketable securities          (9,976)       (30,992)
     Proceeds from sale of short-term investments and
          marketable securities                                             8,000         43,576
     Capitalization of patent costs                                          (713)          (414)
     Purchase of property, plant and equipment                            (13,854)        (1,234)
     Acquisition of OmegaTech, Inc., net of cash acquired                     211          - - -
                                                                     ----------------------------
  Net cash provided by (used) in investing activities                     (16,332)        10,936

Financing activities:
     Repayment of leases and notes payable                                    (44)          (472)
     Proceeds from the exercise of warrants and options                     9,173          5,547
     Proceeds from the issuance of
          common stock in private placement                                21,289         18,710
                                                                     ----------------------------
  Net cash provided by financing activities                                30,418         23,785
                                                                     ----------------------------

  Net increase in cash and cash equivalents                                   169         23,794
  Cash and cash equivalents at beginning of period                         20,645          2,682
                                                                     ----------------------------

  Cash and cash equivalents at end of period                              $20,814        $26,476
                                                                     ============================

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
(Unaudited - $ in thousands)

                                                                            Accumulated
                                  Common Stock    Additional                   Other
                                  ------------     Paid-in     Deferred    Comprehensive  Accumulated
                                 Shares  Amount    Capital   Compensation      Income       Deficit      Total
------------------------------------------------------------------------------------------------------------------
Balance at
October 31, 2001             19,552,316    $1,955   $148,161          ($89)            $1    ($103,327)   $46,701
 Issuance of common stock
    in private placement,
    net of issuance cost      1,177,000       118     21,171           ---            ---          ---     21,289
 Exercise of stock options
    and warrants                761,556        76      9,097           ---            ---          ---      9,173
 Deferred compensation
    on stock options                ---       ---        149          (149)           ---          ---        ---
 Amortization of
    deferred compensation           ---       ---        ---           189            ---          ---        189
 Issuance of common stock in
    connection with the
    acquisition of
    OmegaTech, Inc.           1,765,728       176     51,786           ---            ---          ---     51,962
 Net loss                           ---       ---        ---           ---            ---      (24,608)   (24,608)
 Other comprehensive
    income:
   Unrealized gain
     on investments                 ---       ---        ---           ---              2          ---          2
                                                                                                       -----------
    Comprehensive loss                                                                                    (24,606)
------------------------------------------------------------------------------------------------------------------
Balance at
July 31, 2002                23,256,600    $2,325   $230,364          ($49)            $3    ($127,935)  $104,708
==================================================================================================================

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation. The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation's Annual Report on Form 10-K for the year ended October 31, 2001.

Consolidation. The consolidated financial statements include the accounts of Martek Biosciences Corporation and its wholly owned subsidiary Martek Biosciences Boulder Corporation (formerly known as OmegaTech, Inc.) which was acquired on April 25, 2002, after elimination of all significant intercompany balances and transactions.

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

Short-term Investments and Marketable Securities. The Company has classified all debt securities as available-for-sale. Available-for-sale securities are carried at specific identification cost and consist of U.S. government obligations with average maturities of less than one year. Unrealized gains and losses on these securities are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, based on the specific identification method.

Comprehensive Income (Loss). Comprehensive income (loss) is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments, and unrealized holding gains and losses on available-for-sale marketable securities. Comprehensive loss for the nine months ended July 31, 2002 and 2001 was $24,606,000 and $10,124,000, respectively.

Reclassification. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements. In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS 145 rescinds the provisions of SFAS 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

2. Acquisition of OmegaTech

On April 25, 2002, the Company completed its acquisition of OmegaTech, Inc. ("OmegaTech"), a DHA producer located in Boulder, Colorado, by means of a statutory merger (the "Merger"), merging a wholly owned subsidiary of Martek with and into OmegaTech pursuant to an Agreement and Plan of Merger dated as of March 25, 2002, as amended (the "Merger Agreement"). Upon the completion of the Merger, OmegaTech became a wholly owned subsidiary of the Company and its name was changed to Martek Biosciences Boulder Corporation.

Effective April 25, 2002, the Company issued 1,623,983 shares of the Company's common stock, and subsequently issued 141,745 shares of the Company's common stock, totaling 1,765,728 shares of the Company's common stock in exchange for all of the outstanding capital stock of OmegaTech. A portion of the proceeds from this issuance were used to pay off certain pre-closing liabilities to certain lenders and vendors of OmegaTech, and to certain employees to satisfy certain liabilities of OmegaTech. The aggregate purchase price for OmegaTech was approximately $54,065,000, of which approximately $49,228,000 was related to the value of 1,765,728 shares of the Company's common stock ($1.5 million of which related to OmegaTech transaction costs paid by the Company), approximately $2,100,000 was for the Company's acquisition related fees and expenses, and approximately $2,700,000 was related to the fair value of 154,589 vested OmegaTech stock options that were assumed as part of the transaction. The Merger Agreement also provides for an additional stock consideration of up to $40 million if certain milestones are met. Two of these milestones relate to operating results (sales and gross profit margin objectives over the next two years) and two relate to regulatory and labeling approvals in the U.S. and Europe. The total Martek common stock that may be issued relating to this additional consideration is approximately 1.4 million shares based on the closing deal price of $27.88 per share, but may increase to approximately 2.3 million shares depending on the average market price of the Company's stock on the dates that the milestones are achieved. The Merger has been accounted for as a purchase in accordance with SFAS No. 141, and, accordingly, the results of operations of OmegaTech have been included in the accompanying consolidated statements of operations from the date of the acquisition. In accordance with SFAS No. 141, the purchase price has been allocated to the assets and liabilities of OmegaTech based on their fair value.

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

As a result of the valuation of the purchase price and identification of related assets, the Company allocated the following to identifiable intangible assets:

           Intangible                                  Fair        Estimated Useful
             Asset                                    Value             Life
        ----------------------------------- -------------------- --------------------
        Trademarks                                $8,955,000          Indefinite
        Patents                                    3,256,000          10 years
        Core technology                            1,961,000          Indefinite
        Current products                         $11,434,000          15 years

The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $17,188,000, as of April 25, 2002, was allocated to goodwill. In accordance with SFAS No. 142, this amount will not be systematically amortized but rather the Company will perform an annual assessment for impairment by applying a fair-value-based test.

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
                                                             -------------------
                                                                   $54,065,000
                                                             ===================

The preliminary allocation of the purchase is subject to revision based on the final determination of fair values and final assessment of certain tax matters. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs.

The following unaudited pro forma operating results combine the results of the Company for the nine month periods ended July 31, 2002 and 2001 with the results of the former OmegaTech for the nine month periods ended July 31, 2002 and 2001, assuming the Merger had been consummated at the beginning of each period. These pro forma amounts for both periods presented exclude the one time charge of $15.8 million for in-process research and development related to the Merger.

                                             For the Nine Month Period
                                                   Ended July 31,
                                               2002             2001
--------------------------------------------------------------------------
Revenues                                    $33,744,000      $18,279,000
Net loss                                   ($14,999,000)    ($24,046,000)
Weighted average shares outstanding          22,689,000       20,400,000
Net loss per share - basic and diluted            ($.66)          ($1.18)

3. Commitments

The Company is a party to a settlement agreement in which OmegaTech had previously licensed and then transferred back certain technology relating to human applications for DHA developed by a third party. The 10-year agreement calls for minimum cash payments as well as ongoing royalties to the third party upon the sale of products containing OmegaTech’s DHA oil. Under the agreement, the Company must pay royalties of 5% on net sales for human application and aquaculture products, and 2% on net sales for animal application products for sales of DHA derived from OmegaTech’s patented organism. Commencing with the year ending June 30, 2003 through the year ending June 30, 2010, the agreement is subject to annual minimums of $500,000. A $3 million payment is due at the end of the term of the agreement on July 31, 2010. The Company has estimated the present value of the future minimum payments due under this agreement to be approximately $4 million, and has accrued this amount as a long-term liability at July 31, 2002.

As a result of the Merger, the Company is also subject to a prior commitment to purchase a minimum quantity of DHA biomass on favorable terms from a third party manufacturer. The three-year commitment expires on December 31, 2004 and totals approximately $2.4 million per year.

The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. For the nine months ended July 31, 2002 and 2001, Martek incurred approximately $69,000 and $25,000, respectively, in royalties under such agreements pertaining to the Company’s fluorescent marker products.

Martek currently contracts with a third party supplier to produce its arachidonic acid oil. At July 31, 2002, the Company had outstanding inventory purchase commitments to this supplier totaling approximately $6 million.

4. Inventories

Inventories consist of the following:
                                                             July 31,          October 31,
                                                               2002                2001
                                                       -----------------    ---------------

                          Finished products                  $5,156,000         $5,575,000
                          Work in process                     3,603,000            711,000
                          Raw materials                         135,000            274,000
                                                       -----------------    ---------------
                            Total inventory                   8,894,000          6,560,000
                          Less inventory reserve               (200,000)           (94,000)
                                                       -----------------    ---------------
                            Net inventory                    $8,694,000         $6,466,000
                                                       =================    ===============

5. Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards (“SFAS”) 142, goodwill impairment is deemed to exist if the net book value of a “reporting unit” (i.e., the level with the consolidated business at which goodwill impairment is measured) exceeds its estimated value. This methodology differs from the Company’s previous policy, as permitted under accounting standards existing at that time, of using discounted and undiscounted future cash flows as a basis to determine if goodwill is recoverable. There was no impact on the carrying value of the Company’s goodwill and intangible assets upon adoption of SFAS 142. In addition to those intangible assets outlined in the following table, the Company has goodwill, trademarks and core technology that are subject to the non-amortization provisions of SFAS 142.

As of July 31, 2002 and October 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

                                 As of July 31, 2002                         As of October 31, 2001
                                    Accumulated                                    Accumulated
                        Gross       Amortization         Net           Gross       Amortization         Net
                   -------------------------------------------------------------------------------------------
Trademarks              $8,955,000    $      -      $8,955,000        $        -     $      -        $      -
Patents                  4,988,000     451,000       4,537,000         1,019,000      246,000         773,000
Core technology          1,961,000           -       1,961,000                 -            -               -
Current products        11,434,000     191,000      11,243,000                 -            -               -
Goodwill                17,188,000           -      17,188,000                 -            -               -
                   -------------------------------------------------------------------------------------------
Total                  $44,526,000    $642,000     $43,884,000        $1,019,000     $246,000        $773,000
                   ===========================================================================================

The Company recorded amortization expense of $321,000 and $396,000 during the three and nine months ended July 31, 2002, respectively, compared to $38,000 and $57,000 during the three and nine months ended July 31, 2001, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years will be approximately $1,300,000.

6. Private Placement of Common Stock

On December 17, 2001, 1,177,000 shares of the Company's common stock were issued in a private placement resulting in net proceeds to the Company of approximately $21.3 million. The stock was issued at a price of $19.25 per share.

7. Restructuring Charge

On July 29, 2002, the Company announced a restructuring of the food and beverage sales and marketing efforts. As part of this restructuring, 8 employees and 5 consultants associated with food and beverage sales were terminated. A one-time operating charge of approximately $1.3 million was recorded in the quarter ended July 31, 2002 to account for severance and other costs associated with this restructuring. As of July 31, 2002, none of the accrued restructuring costs had been paid out.

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
-expectations regarding sales and royalties by and from our infant formula licensees;
-expectations regarding marketing of our oils by our U.S. infant formula licensees;
-expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils and purchase of third-party manufactured oils;
-expectations regarding production capacity and our ability to meet future demands for our DHA and ARA oils;
-expectations regarding future research and development costs;
-expectations regarding our expansion at our Winchester, KY facility;
-expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;
-expectations regarding the integration of the former OmegaTech with Martek; and
-expectations regarding production from the FermPro Manufacturing, LP (“FermPro”) facility.

Forward-looking statements include those statements containing words such as:

- "will,"
- "should,"
- "could,"
- "anticipate,"
- "believe,"
- "plan,"
- "estimate,"
- "expect,"
- "intend," and other similar expressions.

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in this Management’s Discussion and Analysis, in Exhibit 99.1 to this Form 10-Q, and in our various other filings with the Securities and Exchange Commission (“SEC”).

General

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks. Research is underway to assess what impact, if any, supplementation with the Company’s DHA will have on these health risks. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics. In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our phycobilisome fluorescent detection products. We currently have license agreements with seven infant formula manufacturers representing approximately 60% of the estimated $6 to $8 billion worldwide market for infant formula. Five of these licensees are now marketing term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world, and two of our licensees have begun marketing these products in the United States.

In April 2002, we acquired OmegaTech, Inc. ("OmegaTech" or "Martek Boulder") a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its revenues, which mainly consisted of sales of DHA into the dietary supplement, food, beverage, and animal feed markets, averaged approximately $6 million in each of its fiscal years ended 2000 and 2001, and its historical losses were $11.7 million in 2000 and $16.5 million in 2001. OmegaTech underwent a restructuring and downsizing in January 2002. On July 29, 2002, we announced a further restructuring of the food and beverage sales efforts in Boulder. Collectively, these restructurings should significantly reduce future operating expenses at Boulder.

We have incurred losses in each year since our inception. At July 31, 2002, our accumulated deficit was approximately $127,935,000. Although we anticipate significant growth in sales of our nutritional oils, we expect to continue to experience quarter-to-quarter and year-to-year fluctuations in revenues, expenses and losses, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon:

-the timing of infant formula market introductions by our licensees;
-the timing and extent of introductions of DHA into various child and/or adult applications;
-the acceptance of these products by consumers;
-the production of adequate levels of our nutritional oils by ourselves and our third party manufacturers;
-competition from alternative sources of DHA and ARA; and/or
-agreements with other future third-party collaborators to market our products or develop new products.

Because of this, the timing or likelihood of future profitability is largely dependent on factors over which we have no control.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

-     Royalties - Royalties from licensees are based on third-party sales and recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectability is reasonably assured. The majority of the $312,000 in royalty income for the 9 months ended July 31, 2002 relates to international sales by two of our infant formula licensees.

-     Restructuring Charge - We recorded a charge of approximately $1.3 million in the 3rd quarter of 2002 relating to the restructuring of our food and beverage sales efforts. The charge consists of severance payments to employees and consultants, as well as an accrual for idle space in our Boulder facility and legal and other fees associated with compiling and implementing the restructuring plan. Although we believe that the estimates and underlying assumptions used in calculating this charge are accurate, they are subject to fluctuation as the final costs associated with the restructuring plan are incurred over the next 3 – 6 months.

-     Allocation of OmegaTech Purchase Price - On April 25, 2002, we completed the acquisition of OmegaTech, a DHA producer located in Boulder, Colorado for approximately $54 million in Martek stock. As part of the purchase price allocation, we identified all intangible assets that were a part of the Merger and valued them at a net value of approximately $21 million. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets of approximately $17.2 million as of April 25, 2002, was allocated to goodwill. We determined that the technology assets acquired had continuing value. As a result of this identification and valuation process, we allocated approximately $15.8 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows pertaining to the incomplete research and development related primarily to three projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, the amount allocated to acquired in-process research and development was charged to expense as of the date of the Merger. Based on current information, management believes that the estimates and assumptions underlying the purchase price allocation are accurate. However, the allocation of the purchase price is preliminary and subject to revision based on the final determination of fair values and final assessment of certain tax matters. The final purchase price may differ from this preliminary amount due to adjustment to acquisition related costs.

For additional discussion of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements, (Basis of Presentation and Significant Accounting Policies).

Management Outlook

We believe that the outlook for future revenue growth remains positive, and we expect fiscal 2002 sales to surpass prior year levels, although quarterly results may show fluctuations in product sales. Specifically, we believe that for fiscal 2002 as a whole, term infant formulas containing our oils will be introduced in additional countries and sales and royalties from our nutritional oils will continue to grow. To date, five of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in 25 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Two of our licensees have begun marketing these products in the United States. Although OmegaTech’s historical sales into the adult food and supplement market have been minimal, we anticipate that over the next few years this business will expand and represent a larger potential market than infant formula.

In February 2002, one of our licensees, Mead Johnson Nutritionals, introduced an infant formula supplemented with our oils under the brand name Enfamil LIPIL ™ in the United States and in April 2002, another one of our licensees, The Ross Products Division of Abbott Laboratories, introduced an infant formula supplemented with our oils under the brand name Similac Advance in the United States.

Results of Operations

Sales of nutritional products increased by $8,268,000 or 167% for the quarter ended July 31, 2002 over the quarter ended July 31, 2001 and increased $19,369,000 or 183% for the first nine months of fiscal year 2002 when compared to the same period in 2001. This growth in nutritional product sales is primarily due to increased sales of Martek’s oils to the Company’s infant formula licensees. Over 80% of Martek’s 3rd quarter revenue was generated by sales of DHA and ARA to three of the Company’s infant formula licensees; Mead Johnson, Wyeth and Abbott. Mead Johnson and Abbott are both marketing supplemented infant formulas in the U.S., and Mead Johnson, Abbott and Wyeth are collectively marketing supplemented term infant formula in over 25 countries around the world. Sales of other products decreased by $241,000 during the quarter ended July 31, 2002 and $734,000 during the nine month period ended July 31, 2002 compared to the corresponding periods in 2001 due to the sale of the stable isotope product line in November 2001.

As a result of the above, total revenues increased by $7,979,000 or 143% during the quarter ended July 31, 2002 over the quarter ended July 31, 2001, and increased by $17,864,000 or 137% for the nine month period ended July 31, 2002 over the same period in 2001.

Martek’s overall cost of sales improved during the quarter ended July 31, 2002 primarily due to lower costs from DSM Gist B.V. (DSM), its third party supplier of ARA oil. Specifically, Martek’s cost of product sales and royalties decreased to 63% of revenues from product sales and royalties for the quarter ended July 31, 2002, down from 71% for the quarter ended July 31, 2001. For the nine-month period ended July 31, 2002, cost of product sales and royalties increased to 68% of revenues from product sales and royalties, up from 67% for the nine-month period ended July 31, 2001. Martek’s gross profit margins are most significantly impacted by the cost of ARA oil (as compared to DHA oil), which represents approximately two-thirds of all sales to infant formula licensees and is currently manufactured by a third party, DSM. The improved gross profit margin in the quarter ended July 31, 2002 is primarily due to lower ARA costs as a result of the complete amortization of the start up costs of DSM (previously included in the cost of ARA) and increased purchase volumes. Management expects continued decreases in the future costs of ARA from DSM as Martek’s sales volumes continue to increase. Management also anticipates significant reductions in DHA production costs as: (1) economies of scale are realized from increased output from the fermentation expansion which is currently underway at the Company’s Winchester, KY production plant, and (2) yield improvements from the Company’s R&D efforts are realized.

In October 2001, the Company began construction at its Winchester, KY plant to significantly increase its fermentation capacity and add a new shipping, packaging, cold storage and office building at that location. Upon completion, production capacity at the plant should more than double. Martek has also signed a manufacturing agreement with FermPro for DHA production while the due diligence relating to a potential acquisition is being performed. The Company began receiving DHA under this manufacturing agreement with FermPro in late June. Management believes that with the expansion at the Company’s Winchester, KY plant, in conjunction with the DHA production from FermPro, Martek should have the capacity needed to meet FY 03 market demand and realize improved economies of scale.

On April 25, 2002, we completed the acquisition of OmegaTech, Inc., a Boulder, Colorado producer of DHA for approximately $54 million in stock. Approximately one-third of the OmegaTech purchase price was allocated to research projects in which the technical feasibility had not yet been established, resulting in a one-time charge to acquired in process research and development of $15,788,000 under applicable accounting rules in the quarter ended April 30, 2002.

On July 29, 2002, the Company announced a restructuring of its food and beverage sales efforts, which included the termination of approximately 13 employees and consultants of Martek Boulder. The Company recorded a one-time charge of $1,266,000 during the quarter ended July 31, 2002 to account for severance and other costs associated with this restructuring.

Selling, general and administrative expenses increased by $2,465,000 or 120% during the quarter ended July 31, 2002 and increased by $2,776,000 or 47% in the nine months ended July 31, 2002 over the third quarter and nine months ended July 31, 2001, respectively. The majority of the increase in the quarter ended July 31, 2002 relates to operating costs associated with Martek Boulder which was acquired on April 25, 2002, and consolidated with Martek’s operations for the first time in the quarter ended July 31, 2002. Management expects these costs to decrease in the quarter ended October 31, 2002 as a result of the restructuring of the food and beverage sales efforts that occurred in the 3rd quarter of 2002, as discussed above.

Other operating expenses increased by $167,000 or 190% in the quarter ended July 31, 2002 compared to the quarter ended July 31, 2001, and decreased by $36,000 or 9% for the nine months ended July 31, 2002 compared to the same period in 2001. The increase in these expenses in the quarter ended July 31, 2002 as compared to the quarter ended July 31, 2001 is primarily due to costs associated with the evaluation of potential third party production facilities.

Other income decreased $113,000 or 33%, during the quarter ended July 31, 2002 compared to the quarter ended July 31, 2001, and decreased $240,000 or 24% during the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. These decreases were primarily due to lower interest earned on investments.

As a result of the foregoing, net loss for the quarter ended July 31, 2002 was $3,744,000, or $.16 per share, compared to a net loss of $3,311,000, or $.17 per share for the quarter ended July 31, 2001. Net loss for the nine months ended July 31, 2002, was $24,608,000 or $1.14 per share, compared to a net loss of $10,127,000 or $.54 per share for the same period in 2001. The net loss for the quarter ended July 31, 2002 includes a charge of $1,266,000 related to restructuring of the food and beverage sales effort at Martek Boulder. Without taking into account this one-time charge, the net loss for the quarter ended July 31, 2002 would have been $2,478,000, or $.11 per share. The net loss for the nine months ended July 31, 2002 includes a charge of $15,788,000 taken in the quarter ended April 30, 2002 relating to the write-off of a portion of the purchase price of OmegaTech under applicable accounting rules.

Liquidity and Capital Resources

We have financed our operations primarily from:

-    proceeds from the sale of equity securities;
-    product sales and receipt of license fees;
-    cash received from the exercise of stock options and warrants;
-    debt financing; and
-    revenues received under research and development contracts and grants.

Since our inception, we have raised approximately $177 million from public and private sales of our equity securities, as well as option and warrant exercises. We raised approximately $21 million in December 2001 and approximately $18.7 million in March 2001 from private placements of our common stock.

Through July 31, 2002, we have incurred an accumulated deficit of $127,935,000. Our balance of cash and cash equivalents at July 31, 2002 was $20,814,000. In addition, at July 31, 2002, we had $8,013,000 in short-term investments and marketable securities, which consist primarily of U.S. Government securities with average maturities of less than one year. Our cash, cash equivalents, short-term investments and marketable securities increased approximately $2.1 million since October 31, 2001, primarily due to the funds received from the private placement of our common stock in December 2001, offset by cash used to fund operations and the expansion of our production facility in Winchester, KY.

The expansion and continuing development and optimization of our production facility in Winchester, KY will have a material effect upon our liquidity and capital resources. The initial expansion of our fermentation facility, which began in October 2001 and should more than double our production capacity at our Winchester, KY plant, may cost up to $15 million. Expansion of office, warehouse and packaging facilities, which is also currently underway, may total an additional $4 million. We have spent approximately $12 million on capital equipment surrounding these expansions since October 31, 2001.

We believe that our existing capital resources will provide us with adequate capital to meet these obligations as well as our other operating and capital needs for at least the next 18 months. In the longer term, however, we may require additional funds in excess of $20 million to:

- further expand our production capacity at our Winchester, KY plant;
- fund, or partially fund, expansion of acquired or third-party manufacturing facilities;
- continue our research and development programs;
- conduct pre-clinical and clinical studies;
- commercialize our nutritional oils, Neuromins(R)DHA, and our other products under development; and
- to meet future contractual obligations.

The table below sets forth our contractual obligations at July 31, 2002.

                                                           Less than 1
Contractual Obligation                         Total          year        1 - 3 years  4 - 5 years   After 5 Years
----------------------                    -------------    ------------   -----------  -----------   -------------
Long Term Debt                             $         -      $        -    $        -    $        -     $        -
Capital Lease Obligations                      155,000           2,000       153,000             -              -
Operating Leases                             1,663,000         714,000       949,000             -              -
Unconditional Inventory Purchase
      Obligations                           11,800,000       7,000,000     4,800,000             -              -
Other Long-Term Obligations                  7,000,000         500,000     1,500,000     1,000,000      4,000,000
                                       ---------------------------------------------------------------------------
Total Contractual Cash Obligations         $20,618,000      $8,216,000    $7,402,000    $1,000,000     $4,000,000
                                       ===========================================================================

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

Item 4. Controls and Procedures

Not applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In July 2002 Martek received a positive ruling from the European Patent Office ("EPO") regarding our European DHA patent. Aventis S.A. and Nagase & Co. Ltd. have been opposing our European patent covering our DHA-containing oils, and in July 2002 an Appeal Board of the European Patent Office set aside an October 2000 Opposition Division decision which had revoked this patent. The claims presented to the Appeal Board by Martek were held to be novel. Consistent with the Company’s request, the patent will now be returned to the Opposition Division for a determination regarding inventive step. During this process, the patent will remain in full force and effect.

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

Item 2. Changes in Securities.

See Item 2, Part II of Form 10-Q for the quarter ended April 30, 2002.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	(1) Exhibit 10.46: Addendum 3 to Martek Biosciences Corporation/Gist-Brocades S.p.A. ARA Purchase and Production Agreement dated June 14, 2002 (filed herewith). *
(2) Exhibit 10.47: Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., a Delaware corporation, Martek Biosciences Corporation, a Delaware corporation ("Martek"), and OGTAQ Corp., a Delaware corporation, entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders' Representative. (Incorporated by reference from the 8-K filed July 31, 2002).
(3) Exhibit 99.1: Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (filed herewith).
*Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

(b)	Reports on Form 8-K:
Form 8-K/A filed July 5, 2002 (amending the 8-K filed on May 3, 2002 to include historical audited and unaudited financial statements of OmegaTech, Inc. and unaudited pro Forma condensed consolidated financial Statements of Martek Biosciences Corporation and OmegaTech, Inc.)
Form 8-K filed July 31, 2002 (announcing the restructuring of the food and beverage sales efforts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: September 16, 2002	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial and Accounting Officer

CERTIFICATIONS

I, Henry Linsert, Jr., the Chief Executive Officer of Martek Biosciences Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Martek Biosciences Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ Henry Linsert, Jr. Henry Linsert, Jr., Chief Executive Officer

I, Peter L. Buzy, the Chief Financial Officer of Martek Biosciences Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Martek Biosciences Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial Officer