Form 10-K
period 2002-10-31
MARTEK BIOSCIENCES CORP
filed 2003-01-29
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

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

COMMON STOCK, $.10 PAR VALUE
(TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [   ] Yes [X] No

     The aggregate market value of Common Stock held by non-affiliates of the registrant is $456,828,258 (based upon a last sale price of $25.04 per share of the Common Stock as reported on the NASDAQ National Market System on December 31, 2002. The number of shares of Common Stock outstanding as of December 31, 2002 was 23,345,331.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant’s Annual Report to Stockholders for the fiscal year ended October 31, 2002 are incorporated by reference into Part II of this Report. Certain portions of the Registrant’s Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant’s 2002 fiscal year) are incorporated by reference into Part III of this Report.

PART I

     The information in this Form 10-K contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,“Risk Factors” and “Business” as well as those discussed elsewhere in this Form 10-K.

ITEM 1. BUSINESS.

OVERVIEW

Martek Biosciences Corporation (“Martek”, “We”, or the “Company”) develops and sells products from microalgae. Microalgae are microplants. We have pioneered the commercial development of microalgae into a portfolio of high value products and product candidates consisting of the following:

NUTRITIONAL PRODUCTS

Over the past nine years, we have developed production methods and intellectual property for two important fatty acids. These fatty acids are docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. We market blends of oils containing these fatty acids as DHASCO® and ARASCO®. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body, especially in the brain, central nervous system, retina and heart, contain these fatty acids. DHA and ARA may help develop the eyes and central nervous systems of newborns and promote adult mental and cardiovascular health. An adult may obtain DHA via foods such as fish or organ meats and ARA via foods such as red meats, fish and eggs. A pregnant mother passes DHA and ARA through the placenta to a fetus and a lactating mother passes DHA and ARA to an infant through breast milk.. While there are currently no universally recognized guidelines for daily consumption of DHA, a workshop sponsored by various groups, including the National Institutes of Health, recommended that adults consume at least 220 mgs. of DHA daily. The World Health Organization has issued similar guidelines for infant nutrition. The U.S. Department of Agriculture and other organizations in Europe and Asia have compiled data showing dietary intake in Western-developed societies is less than one-half of this level. We believe that this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. The importance of ARA in the adult diet is not yet known.

Investigators at the National Institutes of Health and other research centers have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cancer, as well as neurological and visual disorders. We have recently begun sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health, breast cancer and pregnancy and nursing health. Additionally, we, as well as others, are conducting research regarding the impact of DHA supplementation on certain visual and neurological disorders. Additional research is needed to assess the impact, if any, that DHA supplementation will have on these health risks. We are targeting both the infant formula market and the adult nutritional market for our nutritional oils.

On May 17, 2001, we received notice from the Food and Drug Administration (“FDA”) that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. In 2002, supplemented term infant formulas manufactured by three of our licensees began being marketed in the United States: Mead Johnson Nutritionals, under the Enfamil®LIPIL® brand of products including term, preterm, lactose-free and soy based products; the Ross Products Division of Abbott Laboratories under its Similac®, Isomil®, and NeoSure® brands of products including term, preterm, lactose-free and soy based products; and Wyeth Nutritionals under the private label brand for Wal-Mart, Parent’s Choice™.

Seven infant formula manufacturers, representing approximately 60% of the estimated $7.5 — $8 billion dollar worldwide infant formula market, have licensed from us the right to include our nutritional oils in their products. Five of these licensees are currently marketing term infant formula products containing our oils in twenty-five countries and pre-term infant formula products containing our oils in over sixty countries around the world. Adult supplements containing our nutritional oils are being marketed in the United States and to a lesser degree in certain European markets.

In April 2002, we purchased OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”) a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its products consist of sales of DHA into the dietary supplement, food, beverage, and animal feed markets under the DHA Gold® brand. We currently sell nutritional supplements under the Neuromins® and DHA Gold brand names. We anticipate increased sales of our oils in 2003 into markets for pregnant and nursing mothers and food and beverages.

OTHER PRODUCTS

We have also developed new fluorescent detection products from microalgae that connect fluorescent algal proteins to antibodies. The connected antibodies (with their algal fluors) then attach to compounds of interest to tag or mark that compound. Compound detection is then made or not made, on whether the fluor is seen or not seen, since the compound itself cannot be seen. These products have potential applications in automated biological screening to find new compounds or reduce drug discovery time. Our products bring greater speed, sensitivity and simplicity to existing tests and applications.

Our genomics group has developed key intellectual property that some day may allow us to transfer the DHA producing genetic material of microalgae into agricultural products such as corn or soybean plants for the purpose of developing healthier seed oils and an inexpensive source of DHA oil.

PRODUCTS AND PRODUCT CANDIDATES

NUTRITIONAL OILS

Infant Formula Applications

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

     DHA is the predominant structural fatty acid in the grey matter of the brain and retinal tissues and is a key component of heart tissue in humans and other mammals. Children and adults obtain DHA primarily from their diets, particularly from fish and organ meats, since humans synthesize only small amounts of DHA from dietary precursors. ARA is an omega-6 fatty acid and is the principal omega-6 fatty acid found in the brain. ARA is also important in the brain development of infants and is a precursor to a group of hormone-like substances important in several vital functions of the body. ARA is found in common foods such as meat, eggs and milk. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA and ARA are provided through its mother’s bloodstream via the placenta. For a nursing infant, they are provided via breast milk. DHA is generally the most abundant omega-3 long-chain PUFA in human milk. Our DHA and ARA oils are blended in a ratio equivalent to the ratio found in breast milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in-utero allotment. Although these fatty acids are naturally present in breast milk, they are not added to most infant formulas today. When added to infant formula, our blended oils containing DHA and ARA provide the closest available match, with regard to the molecular form of these fatty acids, to the DHA and ARA in human milk.

Our DHA oils are more desirable for infant formula applications than fish oil because they are derived from a vegetarian source, free of undesirable fatty acids such as eicosapentaenoic acid (“EPA”), which is found in fish oil and contaminants such as methylmercury, polychlorinated biphenyls (PCBs), dioxins also found in fish oil. Our DHA and ARA oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from that in fish oil or egg yolk lipids. They also have higher oxidative stability and longer shelf life than fish oil.

     Independent studies have indicated that the mental development and visual acuity of infants are positively affected by breast feeding and that breast-fed infants have higher levels of DHA in their brain tissue and enhanced mental acuity later in life when compared to those fed infant formula not containing DHA. This evidence is from retrospective studies comparing intelligence in breast-fed versus formula-fed infants and from intervention studies in infants using DHA and ARA supplemented infant formula. Other studies have failed to report beneficial effects with DHA and ARA supplemented infant formulas. In general, these studies tested levels of DHA and ARA lower than levels recommended by authoritative bodies.

     Although not all experts agree on the importance of DHA and ARA oils in the infant diet, the following are examples of some of the studies that have found benefits from DHA and ARA supplementation in the infant diet:

•	In November 2001, results were presented from a multi-center European study which showed sustained advantages for infants fed formula supplemented with DHA and ARA. At 6 years of age, children who had received a DHA and ARA supplemented formula for the first 4 months of life had significantly lower diastolic blood pressure, were significantly faster at making correct choices, and showed more efficient information processing than un-supplemented children.

•	A study reported by investigators at Baylor College of Medicine in November, 2000, supported the importance of DHA supplementation during breast-feeding by showing that breast-fed, 30 month-old children whose mothers took a DHA supplement for four months after delivery scored a mean of eight points higher on a standard test of psychomotor development than infants whose mothers received a placebo.

•	Research published from a National Institutes of Health (“NIH”) sponsored study in the March 2000 issue of Developmental Medicine and Child Neurology showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with our DHA and ARA compared to infants fed the same non-supplemented formula. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index (“MDI”) of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.” Although there are different sources of DHA and ARA, these findings re-

affirmed the beneficial effects of adding Martek’s pure source of pre-formed DHA and ARA to infant formulas at the levels evaluated by the researchers.

•	In 1999, a meta-analysis of over 20 published reports concluded that infants deprived of the nutrients in breast milk are likely to have a lower IQ, lower educational achievement, and poorer social adjustment than breast-fed infants. The nutritional benefits of breast-feeding were associated with at least a 3.2 point difference in cognitive development compared to formula feeding, and the longer the baby was breast fed, the greater the increase in cognitive developmental benefit.

•	A NIH sponsored study published in the August 1998 edition of Pediatric Research concluded that early dietary intake of preformed DHA and ARA appears necessary for optimal development of the brain and eye. The study reported that healthy, full-term infants fed formula supplemented with our oils had visual development results consistent with breast-fed infants, but those fed a standard formula without DHA and ARA had a deficiency of about “one line on an eye chart.” The study also indicated that infant formula without preformed DHA and ARA may put infants at risk for DHA deficiency, and suggested that the availability of dietary DHA during the critical developmental period may lead to persistent changes in the underlying neural structure and/or function of infants.

•	The January 1998 issue of Pediatrics, in an article entitled “Breastfeeding and Later Cognitive and Academic Outcomes” by Horwood and Fergusson (New Zealand), reported that, in an 18-year longitudinal study of over 1,000 children, those who were breast-fed as infants had both better intelligence and greater academic achievement than those who were infant-formula fed children. The authors cited the importance of DHA in the neurological development of children and recommended the need to “develop improved infant formulas with properties more similar to those of human breast milk that may lead to improved developmental outcomes in children.” The study indicated that breast-fed babies have a 38% greater likelihood of completing their high school matriculation than formula-fed babies even after allowances were made for confounding social, familial and perinatal factors. Although the study did not conclude that DHA provided to the breast-fed infants from their mother’s milk was the sole cause of the improved achievement scores, the authors pointed out recent controlled intervention studies demonstrating similar outcomes in infants with DHA-supplemented formulas and concluded that:

“. . . the weight of evidence clearly favors the view that exposure to breast-feeding is associated with small but detectable increases in childhood cognitive ability and educational achievement, with it being likely that these increases reflect the effects of long chain polyunsaturated fatty acid levels and, particularly, DHA levels on early neurodevelopment.”

•	Data presented in July 1995 at the Second International Congress of the International Society for the Study of Fatty Acids and Lipids, showed that low birth weight infants fed formula supplemented with Martek’s nutritional oils have blood lipid levels of DHA and ARA comparable to those of breast-fed, low birth weight infants.

•	In the November 12, 1994 edition of The Lancet, a scientific journal published in the United Kingdom, scientists concluded that “some components of breast-milk may have a beneficial effect on brain development. . . . arachidonic acid [ARA]and docosahexaenoic acid [DHA] should be considered as essential nutrients for infants because they are present in structural lipids in brain and nervous tissue.”

     In addition, DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by an expert panel of the United Nations Food and Agricultural Organization and The World Health Organization (FAO/WHO), a NIH and International Society for the Study of Fats and Lipids sponsored workshop, a panel sponsored by the Child Health Foundation, and the British Nutrition Foundation (BNF).

     Five of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in a total of 25 countries and pre-term infant formula products containing our oils in a total of over 60 countries around the world. Supplemented term infant formulas manufactured by three of our licensees are currently being marketed in the United States. Our sales and royalties on nutritional oils for infant formula were approximately $40.8 million in 2002, $16 million in 2001 and $5 million in 2000.

Applications for Pregnant and Lactating Women

In addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized the importance of DHA and ARA in pregnancy and lactation.

A study published in the January 2003 edition of Pediatrics found that mothers who supplemented their diet with fatty acids rich in docosahexaenoic acid (DHA) during pregnancy and lactation gave birth to children who scored higher on standardized intelligence and achievement tests at four years of age than those whose mothers supplemented with fatty acids that do not contain DHA. Study data demonstrated that children born to mothers who had taken cod liver oil, which is rich in DHA and other omega-3 fatty acids, during pregnancy and lactation scored significantly higher (approximately 4.1 points) on the Mental Processing Composite of the K-ABC test as compared to children whose mothers had received corn oil.

To address these markets, we produce Neuromins PL, which is a DHA dietary supplement specifically designed for pregnant and lactating women. We are in discussions with companies in the nutritional market to sell additional products containing our DHA oil for pregnant and lactating women.

Cardiovascular Health and Other Human Applications

     Investigators at universities around the world and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cancer, and various neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. We are sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we, as well as others, are conducting research regarding the impact of DHA supplementation on certain visual and neurological disorders.

The findings of two recently published studies discussed below, highlighted the benefits of DHA on cardiovascular health while cautioning on the intake of DHA from fish sources.

     In November 2002, the American Heart Association (AHA) issued a Scientific Statement entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease,” published in the November 19, 2002 edition of Circulation: Journal of the American Heart Association. The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of omega-3 fatty acids from fish sources, specifically DHA and eicosapentaenoic acid (EPA). The report concluded that consumption of such omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of omega-3 fatty acids:

•	decreased risk of sudden death and arrhythmia,

•	decreased thrombosis (blood clot),

•	decreased triglyceride levels,

•	decreased growth of atherosclerotic plaque,

•	improved arterial health, and

•	lower blood pressure.

The Scientific Statement concludes that omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease and recommends that healthy individuals eat a variety of fish (preferably oily) at least twice a week. The statement cautioned, however, that fish intake “must be balanced with concerns about environmental pollutants” because some species of fish may contain significant levels of methylmercury, polychlorinated biphenyls (PCBs), dioxins, and other contaminants. Both the FDA and the Environmental Protection Agency have advised that children, pregnant women, women who may become pregnant and nursing mothers limit their intake of certain fish. In consideration of the health risks posed by such contaminants, the authors of the statement conclude by stating, “The availability of high-quality omega-3 fatty acid supplements, free of contaminants, is an important prerequisite to their extensive use.” Martek’s DHA oil is derived from a vegetarian source and is free of contaminants found in fish oil.

Also, the November 28, 2002 edition of the New England Journal of Medicine published the results of a study directed by a team of researchers at The Johns Hopkins University. This study weighed the cardiovascular benefit of DHA derived from fish consumption, as compared to the cardiovascular health risk posed by the mercury content in certain fish. Researchers found that, while high DHA levels were directly correlated with a lower risk for cardiovascular disease, high mercury levels were directly correlated with the risk of heart attack. Based on these findings, researchers concluded that, “High mercury content may diminish the cardioprotective effect of fish intake.”

On November 18, 2002 the findings of a study were presented at the Scientific Sessions of the American Heart Association relating to the effects of Martek’s DHA oil on endothelial function in children with elevated blood lipid levels (hyperlipidemia). Hyperlipidemia in children is a risk factor for early coronary heart disease. Clinical data demonstrated that when patients supplemented a specialized diet with DHA, they showed improved endothelial function as compared to the specialized diet alone. Researchers found that, when patients received DHA, they experienced significant improvements in their arterial flow, indicating that their arteries had become more flexible.

The findings of an animal study on the effects of DHA on human colon cancer cell growth were recently released by the University of Nevada, Reno and published in the December 10, 2002 edition of Cancer Letters. The study concluded that our DHA oil significantly inhibited the growth of human colon cancer cells in mice. The study found that while both Martek’s DHA oil and fish oil, which contains both DHA and EPA, inhibited colon cancer cell growth, Martek’s DHA had a greater effect. At the study’s completion, the mice receiving a diet supplemented with Martek’s plant-derived DHA had tumors that were smaller than those of mice receiving diets supplemented with omega-3 from fish oil as well as those fed both a high and low fat corn oil diet.

The potential role of Martek’s DHA in cancer treatment has been the subject of previous preclinical investigations. Researchers from the American Health Foundation (since renamed The Institute for Cancer Prevention) announced clinical data demonstrating that Martek’s DHA suppressed human breast cancer metastasis in mice at the 21st Annual Breast Cancer Symposium in December 1998.

We have entered into agreements with Natrol, Inc., Leiner Health Products, General Nutrition Company (GNC) and Kroger for the distribution of our DHA supplements to mass market retail outlets. Nutraceuticals Corporation, Solgar Vitamin and Herb Company,

Source Naturals®, and Nature’s Way, Inc. privately label and distribute Neuromins DHA supplements to natural foods markets.

     In 1999, we began selling bulk DHA oil and powder for additional applications, including inclusion in children’s chewables and nutritional drinks. We are continuing to explore additional applications for DHA, including use in pharmaceuticals and functional foods. In April 2002, we purchased OmegaTech, a low-cost algal DHA producer located in Boulder, Colorado. Its products consisted of sales of DHA into the dietary supplement, food, beverage, and animal feed markets. We are in discussions with several companies in the nutritional and food and beverage markets to sell products containing our DHA oil for pregnancy and lactation, and cardiovascular applications. We are also, along with our customers, developing other DHA delivery methods to address these potential new markets, including powders, an emulsion, use as a food ingredient, and use as a pharmaceutical.

Our sales of nutritional oils for adult supplements and food additives totaled approximately $1.6 million in 2002, $1.0 million in 2001 and $2.0 million in 2000.

Animal Feed Applications

     We also sell products used in the animal feed market. These products consist of a DHA-rich algal product that we sell to egg producers and aquaculture companies. Egg producers fortify their chicken feed with our product for the purpose of increasing the DHA levels in eggs that may then be passed on to humans though consumption. Aquaculture companies use our algal product to improve the survivability of fish larvae. Our sales of products for animal feed applications totaled $1.6 million in 2002.

ADVANCED DETECTION SYSTEMS

We have identified, isolated and now sell powerful fluorescent dyes from various microalgae for use in life science applications for detection of certain biological processes. Our fluorescence technology is a sensitive and direct method for detection of a specific binding event. That event could be a receptor mediated binding, cell based binding, antibody driven binding or essentially any event where one entity recognizes another. Because of environmental concerns with the use of radioactivity as a sensitive method of detection, higher sensitivity detection technologies are in demand. The main advantages of fluorescence as a method of detection is that it is direct, fast, and relatively simple in that it does not require enzymatic steps for signal amplification or prolonged development times for signal measurement.

     Our fluorescent detection products include the following:

     Phycobiliproteins — Classical direct fluorescent detection dyes, which we have produced for several years and fill an existing market in protein detection and flow cytometry. In 1999, we introduced our own brand of improved fluorescent dyes (SureLight-APC™) to be used for time resolved fluorescence applications in the high throughput screening market.

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

     Our Sensilight dyes have demonstrated an increased sensitivity compared to other direct detection dyes in all applications evaluated thus far. They provide sensitivity similar to enzymatically amplified or radioactive detection systems but with fewer steps, generating more rapid results at lower costs. Our dyes have been used in immunodiagnostic detection, microarrays, flow cytometry, western blotting and other applications.

     Our sales of advanced detection system products were $787,000 in 2002, $280,000 in 2001 and less than $200,000 in 2000.

ALGAL GENOMICS

Our collection of microalgae provide a rich source of novel genetic material enabling the production of a variety of valuable nutritional and pharmaceutical ingredients. Microalgae biochemical pathways and genes have much in common with higher plants; therefore, microalgal genes will provide a good source of genes for engineering valuable output traits in higher plants. We have discovered and isolated a novel biochemical pathway for the production of DHA in microalgae, which was described in the journal Science. We believe that these genes will be a preferred source of genes for developing healthier plant seed oils, such as soybean or canola, which are enriched in DHA. The development of DHA-enriched plant seed oils would significantly expand the overall market opportunity for DHA as a result of the dramatically improved economics of production. Our proprietary approach enables the direct production of DHA from simple precursors, avoiding the accumulation of other non-essential fatty acids. Our novel genes may also enable the production of other valuable bioactive lipids in fermentation microorganisms and plants.

     We have combined our understanding of heterotrophic (i.e. without light) and photoautotrophic (i.e. with light) growth of microalgae with our proprietary technology in microalgal transformation to develop a unique technology capable of converting an otherwise autotrophic species of microalgae into one capable of growing heterotrophically, utilizing sugars for its energy. We believe that this represents the first time such a transformation has ever been made. Our Trophic Conversion™ technology was selected as the feature cover story in the June 15, 2001 issue of the Science, and is the subject of several patent applications. The technology opens the door to the commercial heterotrophic production (growth via fermentation) of algal species that could only be grown previously using a photobioreactor system. The favorable production economics associated with fermentation compared to those of the photobioreactor will allow us to pursue new algal products not previously believed to be economically feasible and potentially represents a means to commercially exploit a greater portion of the kingdom of microalgae.

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

Our scientists have discovered microalgal strains which selectively produce DHA in large amounts and are amenable to large-scale, heterotrophic culture using common commercial fermentation equipment used in the pharmaceutical, food and biotechnology industries under cGMP(Current Good Manufacturing Practices) conditions. These microalgal strains and the conditions applied to achieve economical production of DHA form an important basis of our intellectual property. Our scientists also have developed and patented novel microalgal culturing systems which allow for the commercial production of other high-value compounds, such as fluorescent pigments, and for the rapid evaluation and scale-up of other microalgae of potential interest. Proprietary closed-system, light-drive photobioreactors (i.e. with light) and numerous techniques for maintaining microalgal monocultures form the basis of this technology.

     Our product development process involves the following primary steps:

     Identification of Appropriate Microalgae. We select specific microalgae to produce potentially marketable compounds through a comprehensive process, which involves developing a search and screening strategy based upon our extensive knowledge of microalgal physiology and the unique role played by the target compound in the survival of selected microalgal species, searching scientific literature and our proprietary microalgal database, and performing biochemical analyses, and product-yield experiments on candidate strains. We currently maintain an increasing in-house collection of over 3,500 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is our proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. We believe that our microalgal collection and associated database are among the largest such resources available in the world. Coupled with our extensive microalgal expertise, these resources are used to identify organisms for initial testing. Further testing ultimately results in the selection of production strains.

     Optimization of Microalgae and Growth Conditions. We apply standard industrial microbiological techniques to microalgae and manipulate culturing conditions (growth medium composition, temperature, pH and light intensity) to optimize product yield and productivity. After selecting strains with the best yields and growth characteristics, we enhance their production through conventional and commonly employed strain improvement methodologies. We have not used genetic engineering techniques to develop any of our existing products, but may use these methods for certain products currently in development.

     Scale-up and Commercial Production. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have successfully scaled-up a microalga capable of producing large amounts of DHA heterotrophically using common organic nutrients and salts. Heterotrophic culturing of this DHA-producing microalga at commercially viable levels enables significantly lower production costs to be achieved, which were not possible prior to our achievements. Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patents have issued in certain countries and are pending in certain other countries around the world.

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

COLLABORATIVE AND LICENSING AGREEMENTS

     We have entered into licensing agreements with seven infant formula manufacturers, including Mead Johnson & Company (a subsidiary of Bristol-Myers Squibb Company), Wyeth (formerly American Home Products), Abbott Laboratories, Numico, Maabarot and Novartis, that together comprise over 60% of the worldwide infant formula market. We have one additional licensing agreement with an infant formula manufacturer and have contractually agreed not to disclose the licensee’s name. The undisclosed infant formula manufacturer has less than 3% of the world-wide market for infant formula and has not purchased products from us to date. Under these agreements, we received up-front licensing fees and are entitled to royalties based on sales of infant formula containing our nutritional oils. These licensees are not required to include our oils in their formulas under the terms of these agreements, and there can be no assurance that such infant formula manufacturers will include our oils in all or any of their product lines. Each of these royalty-bearing license agreements calls for us to provide to the licensee our nutritional oils at a transfer price and receive a royalty from the licensee upon the final sale of infant formula containing the oils. Licensees have the right to buy other sources of DHA and ARA oils provided they still make royalty payments to us upon the sale of the final infant formula product containing the oils if they are covered by our patents.

     We currently sell most of our oils to several of our licensees under all-inclusive pricing, which combines the transfer payment and royalty into a flat price with a slight discount. Since December 2000, over 95% of all sales to our licensees have been made under all-inclusive pricing arrangements, and we anticipate that this trend will continue in the future. Our license agreements have terms exceeding 20 years, contain no future funding commitments on our part or the part of our licensees, and may be terminated by our licensees upon proper notification. The most significant of these agreements have remaining terms ranging from 16 to 22 years. Under the terms of these licensing agreements, our licensees are responsible for obtaining Food and Drug Administration (“FDA”) and all other necessary regulatory approvals with respect to these nutritional oils. Under each of our current license agreements, our licensees generally are obligated to indemnify us against product liability claims relating to our nutritional oils unless they are related to manufacturing impurities in the oils.

     The infant formula industry represents over $3.5 billion in annual wholesale sales in the United States and approximately $7.5 — $8 billion worldwide. Our current licensees cover over 60% of the worldwide infant formula market. To date their introductions of products containing our oils have penetrated less than 10% into this market. We are actively pursuing licenses with other infant formula producers throughout the world to continue penetrating these markets. Our sales and royalties from infant formula licensees were approximately $40.8 million in 2002, $16 million in 2001 and $5 million in 2000. Mead Johnson Nutritionals, an infant formula licensee, accounted for approximately 54% of our total product sales and royalties in 2002, 30% in 2001 and 1% in 2000. Wyeth, an infant formula licensee, accounted for approximately 25% of our total product sales and royalties in in 2002, 42% in 2001 and 33% in 2000.

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

     In January 1997, we entered into an agreement with DSM Gist B.V. (“DSM”, formerly Royal Gist-Brocades B.V.) under which they became our exclusive contract supplier for nutritional oils containing ARA. DSM is a multi-billion dollar international group of companies that is active worldwide in the fields of life science, product performance materials and chemicals. At October 31, 2002 we had outstanding inventory purchase commitments to DSM totaling approximately $3.9 million.

     We market certain of our fluorescent detection products under a royalty-bearing license from Stanford University and certain fluorescent detection products under an exclusive royalty-bearing license from a private inventor.

     On November 1, 2001 we sold the assets, consisting primarily of inventory, and technology surrounding our former stable isotope product line to Spectra Gases, Inc., a privately held New Jersey company. As part of the agreement, we received approximately $800,000 for the assets of the group. We also retained an ongoing royalty from future reagent sales for five years up to a maximum of $500,000, and also received a 9% equity position and royalty interest in a new company that was formed to pursue the high-end protein labeling technology. As of October 31, 2002, the value of the investment in the new company was fully reserved. During 2002, we recognized approximately $106,000 in royalties as revenue in connection with this arrangement.

     In March 2002 we signed a five-year DHA production agreement with FermPro Manufacturing L.P. (“FermPro”), a contract fermentation company in South Carolina. We began receiving DHA under this agreement with FermPro in late June of 2002.

     We also have a production agreement with C.P. Kelco U.S. Inc. (“C.P. Kelco”) that we assumed with the purchase of OmegaTech for the production of DHA-rich algal biomass, an intermediate form of our DHA oil that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. The agreement requires us to purchase approximately $2.4 million of inventory per year through December 31, 2004. At October 31, 2002 we had outstanding inventory purchase commitments to C.P. Kelco totaling approximately $1.2 million.

In October 2001 we licensed certain technology surrounding our nutritional products for animal feed uses to Advance Bionutrition (ABN), a start-up company founded by a former officer of Martek. Under the agreement, ABN has a first right of refusal to market DHA for animal feed applications in exchange for minimum inventory purchases from Martek. In 2002, we also licensed all animal feed applications of the former OmegaTech strain of algae to ABN under which ABN retains exclusive rights to market DHA in aquaculture application in exchange for minimum inventory purchases from Martek. For the year ended October 31, 2002, we recognized $500,000 in revenues from sales of products under these agreements.

     In connection with the purchase of OmegaTech we assumed an obligation to pay a minimum of $7 million over the next eight years associated with an agreement with a third party relating to human and animal applications for OmegaTech’s DHA. Subsequent to October 31, 2002 we signed an amendment to this agreement, under which we paid $500,000 and signed a promissory note for $3.3 million in exchange for the discharge of all future obligations under the agreement. The first payment under the note of $1.0 million is payable in August of 2003 with the remainder due in December of 2003.

     The products that we sell that were developed by the former OmegaTech fall under a royalty agreement with the University of Denver that requires us to pay the University of Denver royalties equal to 0.6% of certain eligible revenues. The term of the royalty agreement is indefinite. During 2002, we incurred approximately $10,000 in royalty expense in connection with this arrangement.

     We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2002, we are not committed to fund any future development activities under these arrangements. Certain of these agreements also commit us to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.

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

     Costs under U.S. government contracts are subject to audit by the U.S. government. We believe that cost disallowances, if any, arising from such audits of costs charged to government contracts through October 31, 2002 will not be material. At October 31, 2002 we have one grant outstanding totaling approximately $103,000.

MANUFACTURING

     We manufacture oils rich in DHA at our fermentation and oil processing facility located in Winchester, Kentucky, by conventional fermentation processes. We acquired the Winchester facility in 1995. The oils that we produce in this facility have been certified kosher by the Orthodox Union and certified Halal by the Islamic Food and Nutrition Council of America. We are currently in the start-up phase of expanding the production capacity for DHA oil at our Winchester plant. We believe that initial fermentation expansion at our

Winchester, KY plant should be up to full production by the second quarter of 2003 and should more than double our production capacity at our plant. We also believe that production optimization efforts will continue at our plant for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs. In addition, we began receiving DHA from FermPro in June of 2002, under a 5-year manufacturing agreement which was signed in March of 2002. The output under this agreement should increase our annual DHA production capacity by approximately 10% of 2003 estimated output. As a result of the acquisition of OmegaTech, we also have several contractual agreements with third party manufacturers to produce our DHA for use in nutritional supplements and foods, including an agreement with C.P. Kelco. We have also entered into an agreement with DSM, to produce our ARA oil. We believe that, along with DSM, we can increase our production to meet approximately 30% to 40% of the world-wide infant formula market demand for DHA and ARA-rich oils. To meet demand in excess of these levels, we will need to:

•	further expand our production facility in Winchester, KY; and/or

•	acquire another fermentation facility with the infrastructure to handle our nutritional oils; and/or

•	build another production facility to manufacture our oils; and/or

•	enter into additional agreements with third party processors to produce our oils.

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

SOURCES OF SUPPLY

     Our raw material suppliers for production of DHA oil includes major chemical companies and food ingredient suppliers. We have identified and validated several sources for each of our major ingredients and have not had problems obtaining adequate quantities of any of these materials. Crude ARA oil is provided to us by DSM, a third-party processor. DSM, through a fermentation process, produces a fungal biomass rich in ARA oil, which is then sent to a sub-contractor for extraction of the oil. After extraction, the crude ARA oil is sent to our Winchester, Ky, production facility for final processing. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers’ demands. In this case, we would either have to manufacture the ARA containing oil at our plant, which would reduce our DHA containing oil production capacity, or enter into other third party manufacturer supply agreements. Although we feel that DSM can fill our ARA needs for at least the next several years, there is no guarantee that DSM will be able to adequately supply all of our ARA needs over the long-term. Additional capacity may need to be obtained, either within DSM or at another facility.

RESEARCH AND DEVELOPMENT

     The primary focus of our research and development activities has been the development and optimization of our nutritional oils. Approximately 40% of the research and development costs of our nutritional oils have been incurred at our Winchester, KY plant. We purchased this plant in 1995, and since that time have continued an ongoing program to develop and refine processes for manufacturing our DHA and ARA oils at large scale. We currently have numerous development projects underway at our plant aimed at increasing our production yields, reducing waste and improving the quality of our nutritional oils. We also have ongoing research being conducted at our labs in Columbia, MD and Boulder, CO. Research conducted at our lab in Columbia, MD is directed toward improving the quality, sensory properties and stability of our nutritional oils, optimizing production characteristics of microalgal strains, investigating the clinical health benefits of DHA and ARA fatty acids, and exploring the biochemical pathways utilized by microalgae to produce DHA. Research conducted at our lab in Boulder, CO is focused on developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds and developing new ingredient forms for DHA-enriched food products. Less than 5% of our current research and development efforts relate to our advanced detection technology. We incurred research and development expenses of $11.6 million in 2002, $12.7 million in 2001 and $7.1 million in 2000.

SALES AND MARKETING

     Our nutritional oils are marketed and sold primarily to the infant formula and natural products industries. To use our DHA or ARA in infant formula, manufacturers must enter into a license agreement with us. Currently, seven major infant formula manufacturers have entered into such an agreement. These licensees market their DHA and ARA supplemented infant formulas to the end users. Neuromins® and DHA Gold®, DHA dietary supplements, are sold through private-label distributors, mass market retail outlets, mail order distributors and directly to consumers and health care professionals through our toll-free call center. Our nutritional supplements are currently sold in over 15,000 retail stores nationwide, including Safeway, GNC, Vitamin World, and Vitamin Shoppe.

     Most of the marketing for infant formula products containing our DHA and ARA is performed by our licensees. We support their sales efforts through a coordinated marketing campaign, including, but not limited to, national advertising, trade-show participation, and targeted public relations and educational efforts. However, there can be no assurances that we or our licensees will be able to successfully market our nutritional products for use in infant formula or as a dietary supplement.

     Our diagnostic products are marketed directly to large pharmaceutical research institutions through distribution agreements with Intergen Company, Perkin Elmer Life Sciences Products and Kirkegaard & Perry Laboratories.

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

     The development of a DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil. Fish oil is significantly less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line. Although fish oil is a lower cost product relative to our DHA, it has odor, stability and taste characteristics that may limit its usefulness in food products. Several large companies, including BASF and F. Hoffman-LaRoche Ltd., have developed microencapsulated fish oil products. Though microencapsulation of the oil resolves much of the odor, stability and taste issues associated with fish oil, it also considerably increases the cost of the product.

     Published reports, however, have cited a number of fish oils as containing chemical toxins not present in our oils. In addition, the combination of either fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe upon our patent position in several countries. Several large companies are promoting ARA oil, but we are currently unable to evaluate whether any of these companies have the ability to produce ARA oil, or whether these companies will present a competitive threat to our ARA sales in the future.

     The Ross Products Division of Abbott Laboratories submitted a GRAS notification on January 2, 2002 seeking FDA concurrence that its fish oil source of DHA and its fungal source of ARA are GRAS when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA.

     Celanese Ventures recently announced that one of its operating units, Nutrinova, plans to market a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the U.S. The microalgae are fermented and the oil extracted to produce a product containing DHA. Evaluation is ongoing to determine the competitiveness of their product with our DHA and when the product is available, we will determine whether there are any issues relating to our patents.

     Small amounts of DHA and ARA can be derived from egg yolk lipids, but this DHA and ARA are not in the same molecular form as that found in breast-milk (i.e., phospholipid vs. triglyceride). DHA and ARA derived from egg yolks are currently being added to infant formula by Milupa, which was acquired by Numico in 1995 and DHA from egg yolks is also being added to baby food by Beechnut. We believe that the processes to produce DHA and ARA from egg lipids are more costly than the processes that we use for producing DHA and ARA from microbial sources. Furthermore, the addition of DHA and ARA from egg yolks at levels equivalent to those found in human milk will result in dietary levels of lecithin and cholesterol far in excess of those found in human milk.

     We believe that our nutritional oils have the following advantages over fish oil and other currently available sources of DHA and ARA for use in infant formula, as food ingredients, or as nutritional supplements:

•	our oils do not have the odor, stability, taste characteristics, or impurities that may limit the usefulness of DHA derived from fish oil;

•	our oils can be blended in a variety of mixtures in precise ratios for specific applications;

•	each of our oils is comprised of a fatty acid blend that has no undesirable fatty acids in significant quantities such as EPA, which is found in fish oil;

•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from that in fish oils, fish eye-socket oils or egg yolk lipids;

•	our oils do not contain substances found in fish oil such as methylmercury, polychlorinated biphenyls (PCBs), dioxins, and other contaminants;

•	our oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula; and

•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.

Furthermore, our oils are the only DHA and ARA oils cleared by the FDA for inclusion in infant formula in the U.S.

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

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY

     We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending of DHA and ARA oils for use in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996 we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and nutritional supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent will make it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils without violating our patents. A U.S. patent was granted in 1997, which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998, a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils, as well as the blending of these oils for use in infant formula.

     As a result of the purchase of OmegaTech, we now own the former OmegaTech patents and applications. These patents and applications cover algae fermentation processes, lipid extraction/purification, genomic-based approaches to lipid production, arachidonic acid production and use, animal feeding protocols, and food applications for PUFAs. From 1992 to 2001, six U.S. patents were issued covering the use of algae in the production of omega-3 PUFAs (e.g., DHA), and the use of such PUFAs in such products as human food, animal feed, aquaculture and the resulting fortified meat, seafood, milk and eggs. Additional patent applications directed to this technology are still pending. From 1994 to 2002, seven U.S. patents were issued covering the fermentation of microorganisms in low chloride fermentation medium. Small microorganisms, the use of such microorganisms in aquaculture, and the resulting products are also claimed. Additional patent applications covering this technology are still pending. From 1996 to 2001, four U.S. patents issued covering the use and production of ARA using a variety of fungi. Additional patent applications covering this technology are still pending. Other U.S. patents have issued and a number of patents are pending worldwide.

     Our success is dependent in part on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 47 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2021. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have approximately 384 issued patents and pending applications worldwide. There can be no assurance that:

•	any patent applications filed by, assigned to, or licensed to us will be granted;

•	we will develop additional products that are patentable;

•	any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions;

•	any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or

•	issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable.

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

     We are the exclusive licensee of two U.S. patents and numerous foreign patent applications covering production, sale and use of our Sensilight™ dyes.

     We currently have several challenges to our European patents covering our DHA oils, ARA oils and DHA and ARA blended oils and these challenges are described in Item 3 of Part I.

     We expect that, in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We believe that additional challenges to our suite of U.S. patents may arise in the future. We will likely incur substantial costs in the future defending our patents.

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

     Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe (“GRAS”) food ingredients. Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. The FDA has established detailed good manufacturing practice (GMP), labeling and other requirements for drugs, medical devices, infant formulas, foods and dietary supplements. The requirements for drugs, medical devices and infant formulas generally are much more stringent than the requirements for foods and dietary supplements.

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

On May 17, 2001, we received notice from the FDA that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. In 2002, three of our infant formula licensees; Mead Johnson Nutritionals, the Ross Products Division of Abbott Laboratories and Wyeth Nutritionals, received clearance from the FDA to sell term infant formulas supplemented with our oils in the United States. Mead Johnson Nutritionals, and the Ross Products Division of Abbott Laboratories also received clearance for pre-term supplemented infant formulas. Accordingly, U.S. sales of supplemented infant formulas manufactured by these licensees commenced in 2002.

     The Federal Dietary Supplement Health and Education Act of 1994 (“DSHEA”) regulates the use and marketing of dietary supplements. We are currently marketing several lines of DHA dietary supplements; Neuromins®, Neuromins® PL and DHAGold®. In addition, we are researching and developing new applications for our DHA and ARA oils. We believe that our DHA and ARA are not subject to premarket notification requirements when marketed for use as dietary supplements. There can be no assurance that the FDA would agree that a premarket notification is not required or that we will be able to comply with the requirements of DSHEA or any regulations that the FDA may promulgate thereunder.

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

     In connection with the manufacture of certain of our products, we are required to adhere to applicable current GMP requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements, and records and other documentation controls. The GMP requirements for foods, infant formulas, drugs and medical devices vary widely. As the manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States, we are subject to GMP and various other requirements applicable to infant formulas and dietary supplements. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant infant formula and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

     As a large scale manufacturing facility, our plant in Winchester, KY is required to abide by all state and federal regulations established by the Environmental Protection Agency (EPA) as well as all safety regulations prescribed by the Occupational Safety and Health Administration (OSHA). In addition to the normal standards for heavy industrial manufacturing facilities, our solvent extraction process includes the use of hexane, which is extremely flammable and subject to emission restrictions. Ongoing compliance with these regulations is monitored by periodic inspections by the EPA and OSHA. If we fail to abide by regulations we could receive fines, or if the violations were serious enough, our operations could be shut down until the problems are fixed. Such penalties could have a material adverse effect on our ability to manufacture our nutritional oils, and our financial results could be negatively impacted.

     The Federal Trade Commission (FTC) regulates certain aspects of the advertising and marketing of our products. Under the Federal Trade Commission Act, a company must be able to substantiate both the express and implied claims that are conveyed by an advertisement. It is not uncommon for the FTC to conduct an investigation of the claims that are made about products in new and emerging areas of science that involve a potentially vulnerable population such as infants. In May 2002, we received a letter from the FTC notifying us that they were conducting a non-public inquiry into the advertising and promotional activities surrounding our DHA and ARA products. While we have no reason to believe that their inquiry will have an adverse effect on us, we could be required to alter our advertising claims or take other remedial steps if the FTC does not find our advertising claims to be adequately substantiated.

EMPLOYEES

     As of October 31, 2002, we had 198 full-time employees, of whom one has an M.D. and 20 have Ph.D.s. Approximately 60 employees are engaged in research and development and contract related research and development activities, 96 are engaged in production or production development related activities and 42 are in administrative, business development, and sales and marketing positions. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Directors are as follows:

Jules Blake, Ph.D. Member — Audit Committee.
Age 78         Dr. Blake served as Vice President of Research and Development, and later Vice President, Corporate Scientific Affairs, for Colgate-Palmolive from 1973 until 1989. Following his retirement in 1989, Dr. Blake accepted an appointment as Industrial Research Institute Fellow at the Office of Science and Technology Policy, Executive Office of the President, where he served until 1991. Dr. Blake also serves as a director for Gene Logic, Inc. (biotechnology). Dr. Blake has been a director of the Company since 1990. His term expires in 2005.

Ann L. Johnson, M.D. Member — Compensation Committee.
Age 66          Dr. Johnson has served as a physician on the neonatology staff of Mills Peninsula Hospital since 1992. Dr. Johnson has a private practice in psychiatry and psychopharmacology. Dr. Johnson has been a director of the Company since March 1995. Her term expires in 2005.

Sandra Panem, Ph.D. Member — Audit Committee.
Age 56          Dr. Panem is a partner in Cross Atlantic Partners, an investment company specializing in biotechnology and healthcare. Prior to 1999, Dr. Panem was President of Vector Fund Management, L.P. (“VFM”), which focused on later-stage companies. Prior to joining VFM, she served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Prior to joining Oppenheimer, Dr. Panem was a Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem has been a director of the Company since May 1995. Prior to that time, she served as a director from June 1990 until February 1993. Dr. Panem also serves as a director for Bioject, Inc. (healthcare equipment manufacturer). Her term expires in 2005.

Henry Linsert, Jr Chairman, Chief Executive Officer and Director
Age 62          Mr. Linsert joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp., a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington University and a B.A. from Duke University. His term expires in 2005.

Douglas J. MacMaster, Jr. Member — Compensation Committee, Nominating and Governance Committee.
Age 72          Mr. MacMaster served in various management positions at Merck & Co., Inc. (“Merck”) from 1961 to 1988, at which time he was appointed Senior Vice President responsible for ten divisions, including Manufacturing and Technology, and Pharmaceutical Manufacturing. Mr. MacMaster retired from Merck in 1991 and currently serves as a director for Neose Technologies, Inc. (biotechnology) and Stratton Mutual Funds. Mr. MacMaster has been a director of the Company since 1993. His term expires in 2004.

John H. Mahar Member — Compensation Committee.
Age 68          Mr. Mahar has served as President of Hillside Management, a consulting firm, since 1992. From 1991 to 1992, Mr. Mahar was a Vice President at Salomon Brothers Inc., serving as a principal for the Venture Capital Fund. From 1985 to 1991, Mr. Mahar was Executive Vice President and Chief Operating Officer of Elf Technologies, Inc., a venture capital firm. Mr. Mahar was reelected as a director of the Corporation in February 1993. Prior to that time, he served as a director of the Company from 1988 until 1991. His term expires in 2004.

Eugene H. Rotberg Member — Audit Committee, Nominating and Governance Committee.
Age 73          Since 1990, Mr. Rotberg has been an independent advisor to international development and financial institutions. From 1987 to 1990, Mr. Rotberg was Executive Vice President and a member of the Executive Committee at Merrill Lynch & Co., Inc. From 1969 to 1987, Mr. Rotberg was Vice President and Treasurer of the World Bank. Mr. Rotberg has been a director of the Company since 1992. His term expires in 2004.

Gordon S. Macklin Member — Audit Committee, Nominating and Governance Committee.
Age 74          Mr. Macklin serves as Deputy Chairman for White Mountains Insurance Group, Ltd, and is a director of MedImmune, Inc. (biotechnology), Overstock.com (internet sales), Spacehab, Inc. (aerospace technology) and director, trustee, or managing general partner, as the case may be, for 48 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin was formerly the Chairman of White River Corporation (financial services), the President of the National Association of Securities Dealers, Inc. (1970 — 1987) and the Chairman of Hambrecht and Quist Group. Mr. Macklin has been a director of the Company since November

1998. His term expires in 2003.

William D. Smart Member — Compensation Committee, Nominating and Governance Committee.
Age 76          From 1955 until his retirement in 1987, Mr. Smart served in a variety of capacities for Abbott Laboratories, a pharmaceutical and healthcare company, most recently as President of Ross Laboratories, the nutritional products division of Abbott Laboratories, and Corporate Vice President of Abbott Laboratories. Mr. Smart has been a director of the Company since 1991. His term expires in 2003.

Robert J. Flanagan
 Age 47         Mr. Flanagan is Executive Vice President of Clark Enterprises, Inc. (“Clark”), one of the largest privately-held construction companies in the country. Prior to joining Clark, Mr. Flanagan was the treasurer, secretary and member of the board of directors of the Baltimore Orioles, Inc. and was also employed as a member of Arthur Andersen’s audit division in the Washington, D. C. office. Certified as a public accountant in Washington, D. C., Mr. Flanagan received a bachelor’s degree in business administration from Georgetown University and a master’s degree in taxation from the American University School of Business. Mr. Flanagan has been a director of the Company since April 2002. His term expires in 2003.

Dr. Richard J. Radmer President, Chief Scientific Officer and Director
Age 60         Dr. Radmer, a founder of Martek, has served since 1985 as a director and as President and Chief Scientific Officer of the Company. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. Dr. Radmer received a Ph.D. in biology, an M.S. in botany and a B.S. in biochemistry from the University of Chicago. He completed his Ph.D. studies while in residence at Harvard University. His term expires in 2003.

     Executive Officers (in addition to Messrs. Linsert & Radmer):

Thomas C. Fisher Senior Vice President, Operations
Age 56         Mr. Fisher joined Martek in 1991 and was named Senior Vice President of Operations in 1992 after 18 years with Merck and Dupont-Merck. Mr. Fisher’s last position was Vice President for Technical Operations at Dupont-Merck, and in that capacity he was responsible for world-wide pharmaceutical production, quality control and engineering. During his tenure at Merck, Mr. Fisher was Director of Biological Manufacturing and held management positions in sterile operations, development and quality control. Mr. Fisher received an M.S. in genetics from West Virginia University and a B.S. in biology from Waynesburg College.

Jerome C. Keller Senior Vice President, Sales & Marketing
Age 60         Mr. Keller joined Martek in September 1997 as Senior Vice President of Sales and Marketing. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Some of the products introduced under Mr. Keller included Pepcid, Mefoxin, Primaxin, Vasotec, Mevocor, Zocor, Proscor and Prilosec. Mr. Keller has a M.S. degree from the University of Pittsburgh and a B.S. degree from Duquesne University.

George P. Barker Senior Vice President, General Counsel and Secretary
Age 63         Mr. Barker joined Martek in June 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Martek, Mr. Barker was Senior Vice President of Howard County General Hospital, Inc: A Member of Johns Hopkins Medicine and its affiliate Howard County Health Services, Inc. In this position, Mr. Barker had both legal and business responsibilities. From 1982 to 1991, Mr. Barker was Senior Vice President for Development, General Counsel and Secretary of The Enterprise Development Company, a real estate development company located in Columbia, Maryland. Prior to 1982, Mr. Barker held positions as a partner of a Baltimore, Maryland, law firm and Associate General Counsel and Assistant Secretary of The Rouse Company, a real estate development company also located in Columbia, Maryland. Mr. Barker has an A.B. degree from Princeton University and a LL.B. degree from Columbia University.

Peter L. Buzy Chief Financial Officer and Treasurer
Age 43         Mr. Buzy joined Martek in March 1998 as Chief Financial Officer. Prior to joining Martek, Mr. Buzy spent 13 years with the accounting firm of Ernst & Young LLP, most recently as an audit partner in the Northern Virginia High Technology/Life Sciences Practice. Mr. Buzy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received his B.S. in accounting from Salisbury State University.

James H. Flatt Ph.D.
 Age 43         Dr. Flatt joined Martek in April 2002 as Senior Vice President, Research and Development. Prior to joining Martek, Dr. Flatt was the Vice President of Research and Development for OmegaTech, Inc., a DHA producer in Boulder, Colorado that was acquired by Martek in April 2002. In his position with OmegaTech, Dr. Flatt managed all corporate research and development, including discovery, ingredient technology, food and analytical sciences and process development. Prior to joining OmegaTech, Dr. Flatt held a position at Proctor and Gamble and, most recently, was Vice President of Fermentation and Process Research for the Kelco division of Merck, where he led the development and commercialization of several major new products and processing technologies.

Dr. Flatt is the author of six patents and numerous professional papers. He received his B.S. in chemical engineering from the Massachusetts Institute of Technology, his M.S. in chemical engineering from the University of California – Berkeley, and his Ph.D. in chemical and biochemical engineering from the University of Wisconsin – Madison.

COMPANY

Martek was incorporated in Delaware in 1985. Martek’s principal executive offices are located at 6480 Dobbin Road, Columbia, MD 21045. Our telephone number is (410) 740-0081 and out website address is http://www.martekbio.com . We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file with the SEC.

ITEM 2. PROPERTIES.

     We lease an aggregate of approximately 43,000 square feet of laboratory, manufacturing, technical and administrative space in Columbia, Maryland, approximately 17,000 square feet of which is currently being subleased. Our lease expires in 2004, but we have an option to extend the lease through 2009 at the expiration of the initial lease.

     We also lease an aggregate of approximately 14,000 square feet of laboratory, technical and administrative space in Boulder Colorado. The lease expires in May 2005.

     We own a fermentation and oil processing facility in Winchester, KY where we produce oils rich in DHA and ARA using our proprietary technology. The facility is located on eight acres and occupies approximately 78,000 square feet holding three 267,000 liter, two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment.

ITEM 3. LEGAL PROCEEDINGS.

     Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October, 2000, the Opposition Division of the EPO revoked our patent on the grounds that it is not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. Consistent with the request, the patent will now be returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. During this process the patent will remain in full force and effect. The appeal process may not be completed until some time in 2004, at the earliest.

     With respect to our ARA patent issued by the EPO, BASF A.G., F. Hoffman – LaRoche A.G., Societe des Produits Nestle S.A., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

     With respect to our blended-oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF A.G., F. Hoffman – LaRoche A.G., Friesland Brands B.V., Societe des Produits Nestle S.A., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2006, at the earliest.

     Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Biochemicals challenged OmegaTechs’s European patent covering its DHA–containing oils. At a hearing in December, 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2004, at the earliest.

     We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption “Price Range of Common Stock” and “Stock Description and Form 10-K” on page 28 of our Annual Report to Stockholders for the fiscal year ended October 31, 2002, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this report. We have not declared any cash dividends during the two-year period ending October 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption “Selected Financial Data” on page 6 of our Annual Report to Stockholders for the fiscal year ended October 31, 2002, is included herein as Exhibit 13.01, and that portion of the annual report is incorporated by reference into Part II of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 13 of our Annual Report to Stockholders for the fiscal year ended October 31, 2002, is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk” on page 13 of our Annual Report to Stockholders for the fiscal year ended October 31, 2002, is included herein as Exhibit 13.01, and that portion is incorporated by reference into Part II of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our 2002 Audited Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 14 through 27 of our Annual Report to Stockholders for the fiscal year ended October 31, 2002, is included herein as Exhibit 13.01, and those portions are incorporated by reference into Part II of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item 1 – Business “Directors and Executive Officers of the Registrant”. The additional information required by this item is hereby incorporated by reference from the information to be contained in our 2003 Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2003 Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2003 Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2003 Definitive Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures as of a date within the 90-day period prior to the filing of this annual report (the “Evaluation Date”). Based on that review, they have concluded that, as of the Evaluation Date, these controls and procedures were, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

     b) Changes in Internal Controls. Subsequent to the Evaluation Date, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     The following Financial Statements and Report of Independent Auditors set forth on the pages indicated in our Annual Report to Stockholders for the year ended October 31, 2002 are included in Exhibit 13.01 to this report and are incorporated into Item 8 of Part II of this Report:

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the financial statements.

(a)(3) Exhibits

See Index to Exhibits on pages 26 through 28. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

b) Reports on Form 8-K

     Form 8-K (Item 9 reported) filed on September 16, 2002.

Separately, the Chief Executive Officer and the Chief Financial Officer have submitted certifications to the SEC required by Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29 , 2003.

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

Signatures	Title	Date

/s/ Henry Linsert, Jr. Henry Linsert, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2003

/s/ Peter L. Buzy Peter L. Buzy	Principal Financial and Accounting Officer	January 29, 2003

/s/ Jules Blake Jules Blake	Director	January 29, 2003

/s/ Robert J. Flanagan Robert J. Flanagan	Director	January 29, 2003

/s/ Ann L. Johnson Ann L. Johnson	Director	January 29, 2003

/s/ Gordon S. Macklin Gordon S. Macklin	Director	January 29, 2003

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr	Director	January 29, 2003

Signatures	Title	Date

/s/ John H. Mahar John H. Mahar	Director	January 29, 2003

/s/ Sandra Panem Sandra Panem	Director	January 29, 2003

/s/ Richard J. Radmer Richard J. Radmer	President and Director	January 29, 2003

/s/ Eugene J. Rotberg Eugene H. Rotberg	Director	January 29, 2003

/s/ William D. Smart William D. Smart	Director	January 29, 2003

CERTIFICATIONS

I, Henry Linsert, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of Martek Biosciences Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Henry Linsert, Jr.

Henry Linsert, Jr.
Chief Executive Officer and Director

I, Peter L. Buzy, certify that:

1.     I have reviewed this annual report on Form 10-K of Martek Biosciences Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Peter L. Buzy

Peter L. Buzy
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation of Registrant.

3.02	Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

3.04	Amended By-Laws of Registrant.

3.05	Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.06	Amendment to Bylaws effective March 2, 2001 (filed as exhibit 3.06 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

3.07	Certificate of Amendment to the Restated Certificate of Incorporation of Martek Biosciences Corporation (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.08	Martek Biosciences Corporation Amendment to By-laws effective April 25, 2002 (filed as exhibit 3.08 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

4.02	Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).

4.03	Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).

4.04	Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

4.05	Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Company’s Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein).

10.01	Form Indemnification Agreement for directors.

10.02	1986 Stock Option Plan, as amended.

10.03	1992 Registration Rights Agreement between the Company and Preferred Stockholders.

10.04	Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr.

10.05	Employment Agreement, dated May 7, 1990, between the Company and Richard J. Radmer.

10.06	Employment Agreement, dated May 7, 1990, between the Company and David J. Kyle.

10.07	Employment Agreement, dated May 7, 1990, between the Company and Paul W. Behrens.

10.08	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.12	Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.

10.13	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.

10.14	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.14A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.15	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company.*

10.15A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.16	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.16A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.17	Management Cash Bonus Incentive Plan, dated June 10, 1993.

10.18	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.

EXHIBIT
NUMBER	DESCRIPTION

10.19	Letter of Intent, dated January 13, 1995, between the Company and Golden Technologies Corporation (filed as Exhibit 10.19 to the Company’s 1994 Form 10-K, File No. 0-22354, and incorporated by reference herein).

10.20	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s 1995 Form 10-K, File No. 0-22354, and incorporated by reference herein).

10.21	Purchase and Sale Agreement, dated February 16, 1995, between the Company and Zeagan, Inc. filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

10.22	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein).

10.23	Manufacturing Agreement, dated December 31, 1996, between the Company and DSM Food Specialties (formerly Royal Gist-Brocades B.V.)* (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

10.24	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein).

10.25	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company’s 1997 10-K, File No. 000-22354, and incorporated by reference herein).

10.26	Fourth Amendment of Lease, dated August 5, 1998 between the and M.O.R Columbia Limited Partnership (filed as exhibit 10.26 to the Company’s 1998 Form 10-K, File No. 22354, and incorporated by reference herein).

10.27	Employment Agreement, dated January 16, 1998, between the Company and Peter L. Buzy (filed as exhibit 10.27 to the Company’s 1998 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.28	Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein).

10.29	Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among The Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein).

10.30	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories * (filed as exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).

10.31	Employment Agreement, dated June 1, 2000 between the Company and George P. Barker. (filed as exhibit 10.31 to the Company’s 2000 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.32	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein).

10.33	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated March 2, 2001 and incorporated by reference herein).

10.34	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust (filed as exhibit 10.34 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.35	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders Trust (filed as exhibit 10.35 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.36	Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.37	OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.38	Employment Agreement dated April 25, 2002 between the Company and Mark A. Braman (filed as exhibit 10.38 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.39	Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed as exhibit 10.39 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.40	Non-Statutory Stock Option Agreement Exercisable Only On Special Event For Common Stock dated June 14, 1997 between OmegaTech, Inc. and Mark A. Braman (filed as exhibit 10.40 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.41	Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed as exhibit 10.41 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).*

10.42	Manufacturing Agreement between C.P. Kelco U.S. Inc. and OmegaTech, Inc. dated October 19, 2001 (filed as exhibit 10.42 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

EXHIBIT
NUMBER	DESCRIPTION

10.43	Agreement and Plan of Merger, dated March 25, 2002, by and among Martek Biosciences Corporation, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.44	First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., Martek Biosciences Corporation, and OGTAQ Corp., dated April 24, 2002 by and among Martek Biosciences Corporation, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.45	Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2002 and incorporated by reference herein).

10.46	Addendum 3 to Martek Biosciences Corporation/Gist-Brocades S.p.A. ARA Purchase and Production Agreement dated June 14, 2002 (filed as exhibit 10.46 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2002, and incorporated by reference herein).*

10.47	Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., a Delaware corporation, Martek Biosciences Corporation, a Delaware corporation (“Martek”), and OGTAQ Corp., a Delaware corporation, entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders’ Representative. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on July 31, 2002 and incorporated by reference herein).

10.48	Amendment No. 3 to Settlement Terms Related to Arbitration of License Agreement dated as of December 20, 2002 by and among Monsato Company and Martek Biosciences Boulder Corporation.**

13.01	Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 2002.**

21.01	Subsidiaries of the Registrant. **

23.01	Consent of Ernst & Young LLP, Independent Auditors.**

24.01	Power of Attorney of the Board of Directors (included on signature page of this report).**

99.01	Cautionary Statements for purposes of the “safe harbor” provisions of the private securities litigation reform act of 1995.**

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith. Exhibit 10.48 contains a list briefly identifying the contents of all omitted schedules and Martek will furnish supplementally a copy of any omitted schedule to the Commission at its request. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522).