Form 10-Q
period 2003-01-31
MARTEK BIOSCIENCES CORP
filed 2003-03-17
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

Common stock, par value $.10 per share: 23,558,905 shares outstanding as of March 12, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

	January 31,	October 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,080	$20,419
Short-term investments and marketable securities	—	2,000
Accounts receivable, net	12,021	9,597
Inventories, net	10,705	9,718
Other current assets	2,085	1,312

Total current assets	45,891	43,046
Property, plant and equipment, net	42,250	36,506
Goodwill	25,257	25,568
Intangible asset-current products, net	10,117	10,295
Other intangible assets, net	8,192	8,202
Other assets	496	695

Total assets	$132,203	$124,312

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,797	$3,854
Accrued liabilities	9,243	6,687
Obligations under capital leases	66	111
Note payable	3,121	—
Current portion of unearned revenue	1,969	1,937

Total current liabilities	19,196	12,589
Long-term portion of unearned revenue	2,331	2,246
Commitments	—	3,500
Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 23,557,026 and 23,331,091 shares issued and outstanding at January 31, 2003 and October 31, 2002, respectively	2,356	2,333
Additional paid-in capital	233,819	231,224
Deferred compensation	—	(20)
Accumulated deficit	(125,499)	(127,560)

Total stockholders’ equity	110,676	105,977

Total liabilities and stockholders’ equity	$132,203	$124,312

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

	Three months ended January 31,

	2003	2002

Revenues:
Product sales:
Nutritional product sales	$20,209	$5,734
Fluorescent detection product sales	289	209

Total product sales	20,498	5,943
Other revenue	47	27

Total revenues	20,545	5,970
Costs and expenses:
Cost of product sales	12,342	4,184
Research and development	2,787	2,996
Restructuring reversal	(250)	—
Selling, general and administrative	3,742	1,996

Total costs and expenses	18,621	9,176

Income/(loss) from operations	1,924	(3,206)
Other income (expense):
Interest income	52	164
Interest expense	(4)	—
Other income	89	95

Total other income	137	259

Net income/(loss)	$2,061	$(2,947)

Net income/(loss) per share:
Basic	$0.09	$(0.15)

Diluted	$0.08	$(0.15)

Weighted average common shares outstanding:
Basic	23,368,266	20,185,410

Diluted	24,662,609	20,185,410

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited - $ in thousands)

	Three Months Ended January 31,

	2003	2002

Operating activities:
Net income/(loss)	$2,061	($2,947)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	626	450
Amortization	414	36
Amortization of deferred compensation	20	79
Changes in operating assets and liabilities:
Accounts receivable	(2,424)	1,374
Inventories	(987)	(2,387)
Other assets	(599)	(358)
Accounts payable	943	(260)
Accrued liabilities	2,487	(1,300)
Unearned revenue	117	(80)

Net cash provided by/(used in) operating activities	2,658	(5,393)
Investing activities:
Purchase of short-term investments and marketable securities	—	(10,005)
Proceeds from sale of short-term investments and marketable securities	2,000	2,000
Capitalization of patent cost	(200)	(215)
Purchase of property, plant and equipment	(6,370)	(2,313)

Net cash used in investing activities	(4,570)	(10,533)
Financing activities:
Principal payments on capital leases	(45)	—
Proceeds from the exercise of warrants and options	2,618	2,958
Proceeds from the issuance of common stock in private placement	—	21,289

Net cash provided by financing activities	2,573	24,247

Net increase in cash and cash equivalents	661	8,321
Cash and cash equivalents at beginning of year	20,419	20,645

Cash and cash equivalents at end of period	$21,080	$28,966

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity
(Unaudited - $ in thousands)

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at October 31, 2002	23,331,091	$2,333	$231,224	$(20)	$(127,560)	$105,977
Exercise of stock options and warrants	225,935	23	2,595			2,618
Amortization of deferred compensation				20		20
Net income					2,061	2,061

Balance at January 31, 2003	23,557,026	$2,356	$233,819	$—	$(125,499)	$110,676

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2002.

Consolidation The consolidated financial statements include the accounts of Martek Biosciences Corporation and its wholly owned subsidiary Martek Biosciences Boulder Corporation (formerly known as OmegaTech, Inc.) which was acquired on April 25, 2002, after elimination of all significant intercompany balances and transactions.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue is recognized on product sales when goods are shipped. Cash received as a prepayment on future purchases is deferred and recognized as revenue as the related shipments are made. Royalty revenue is recognized when product is sold to the end users. Cash received as a prepayment on future royalties is deferred and recognized as product is sold to the end users. Revenue from product licenses is deferred and recognized over the term of the agreement. Revenues on cost reimbursement and fixed price contracts are recognized on the percentage of completion method of accounting as costs are incurred. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. At January 31, 2003, the Company had approximately $2.0 million in short-term and $2.3 million in long-term unearned revenue relating to third-party license agreements and prepayments on product purchases.

Net Income/Loss Per Share Basic net income/loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Dilutive potential common shares consist of stock options and warrants.

Comprehensive Income Comprehensive income is comprised of net income and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes components of other comprehensive income on its Consolidated Statements of Stockholders’ Equity. At January 31, 2003 and October 31, 2002, there are no components of comprehensive income to report.

Reclassification Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The disclosure provision of SFAS 148 is effective for interim periods beginning after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

2. Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2003	2002

Finished products	$5,017	$3,443
Work in process	5,577	6,078
Raw materials	411	397

Total inventory	11,005	9,918
Less inventory reserve	(300)	(200)

Net inventory	$10,705	$9,718

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	January 31,	October 31,
In thousands	2003	2002

Land	$150	$150
Building and improvements	4,609	1,871
Machinery and equipment	41,620	23,906
Furniture and fixtures	1,667	1,598
Leasehold improvements	556	556
Construction in progress	5,809	19,960

Property, plant and equipment	54,411	48,041
Less accumulated depreciation	(12,161)	(11,535)

Net property, plant and equipment	$42,250	$36,506

4. Goodwill and Intangible Assets

As of January 31, 2003 and October 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following:

	As of January 31, 2003			As of October 31, 2002

		Accumulated			Accumulated
In thousands	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$1,811	$(30)	$1,781	$1,809	$—	$1,809
Patents	5,486	(754)	4,732	5,287	(602)	4,685
Core technology	1,708	(29)	1,679	1,708	—	1,708
Current products	10,676	(559)	10,117	10,676	(381)	10,295
Goodwill	25,257	—	25,257	25,568	—	25,568

Total	$44,938	$(1,372)	$43,566	$45,048	$(983)	$44,065

The Company recorded amortization expense of approximately $414,000 during the three months ended January 31, 2003, compared to approximately $36,000 during the three months ended January 31, 2002.

5. Note Payable

In connection with the purchase of OmegaTech, Inc., the Company assumed an obligation to pay a minimum of $7.0 million over the next eight years associated with an agreement with a third party relating to human and animal applications for OmegaTech’s DHA. On December 20, 2002 the Company signed an amendment to this agreement under which the Company paid $500,000 and signed a non-interest bearing promissory note for $3.25 million in exchange for the discharge of all future obligations under the agreement. The first payment under the note of $1.0 million is payable in August of 2003 with the remainder due in December of 2003. The Company imputed interest on the note at 4.5%, or approximately $129,000, the balance of which is classified as accrued liabilities on the consolidated balance sheets.

6. Restructuring Charge

On July 29, 2002, the Company announced a restructuring of the food and beverage sales and marketing efforts in Boulder, Colorado, which included the termination of eight employees and five consultants. Costs estimated at the time of the restructuring included employee separation benefits, such as severance, medical, and other benefits and other costs such as consultant terminations costs, idle office space and professional fees. The following table summarizes the activity related to the liability for restructuring costs as of January 31, 2003:

	Employee
	Separation	Other
In thousands	Benefits	Charges	Total

Initial charge in the third quarter of fiscal 2002	$766	$500	$1,266
Cash payments (8/1/02 – 10/31/02)	(242)	(187)	(429)

Balance at October 31, 2002	524	313	837
Cash payments (11/1/02 – 1/31/03)	(34)	(25)	(59)
Adjustments (1)	(264)	14	(250)

Balance at January 31, 2003	$226	$302	$528

Note 1: Due to changes in previous estimates, the Company reduced its liability for employee separation benefits related to severance costs. Additionally, the Company increased the restructuring liability related to other charges such as consultant termination fees and costs related to idle space. The net result of the related adjustments to the restructuring liability was a reversal of $250,000 in the quarter ended January 31, 2003.

7. Commitments

As a result of the acquisition of OmegaTech, Inc., the Company is subject to a prior commitment to purchase a minimum quantity of DHA biomass on favorable terms from a third party manufacturer. The three-year commitment expires on December 31, 2004 and totals approximately $2.4 million per year.

8. Net Income/(loss) per share

The following table presents the calculation of basic and diluted net income/(loss) per share. Basic net income/(loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income/(loss) per share is computed using the weighted average number of common shares outstanding plus dilutive potential common shares relating to stock options and warrants, using the treasury stock method.

	Three months ended January 31,

In thousands, except per share amounts	2003	2002

Net income/(loss)	$2,061	$(2,947)
Weighted average shares - basic	23,368	20,185
Effect of dilutive potential common shares:
Employee stock options	1,219	—
Warrants	75	—

Total dilutive potential common shares	1,294	—

Weighted average shares - diluted	24,663	20,185

Net income/(loss) per share - basic	$0.09	$(0.15)

Net income/(loss) per share - diluted	$0.08	$(0.15)

Employee stock options to purchase approximately 1.5 million shares in the first quarter of fiscal 2003 were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company’s stock for the quarter, and therefore, the effect would have been antidilutive. None of the approximately 3.5 million shares of employee stock options outstanding in the first quarter of fiscal 2002 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

9. Subsequent Event

On February 25, 2003, the Company established a one-year, $10 million secured working capital line of credit facility with Allfirst Bank at a rate that approximates the prime rate. The credit facility is secured primarily by the Company’s accounts receivable and inventories.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

-expectations regarding future revenue growth, product introductions, growth in nutritional product sales, production expansion, margin and productivity improvements, applications and potential collaborations and acquisitions;

- expectations regarding sales and royalties by and from our infant formula licensees;

- expectations regarding marketing of our oils by our infant formula licensees;

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

Forward-looking statements include those statements containing words such as:

-“will,”

-“should,”

-“could,”

-“anticipate,”

-“believe,”

-“plan,”

-“estimate,”

-“expect,”

-“intend,” and other similar expressions.

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in this Management’s Discussion and Analysis to this Form 10-Q under the caption “Risk Factors”, and in our various other filings with the Securities and Exchange Commission. Our forward looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

General

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked with a variety of health risks. Research is underway to assess what impact, if any, supplementation with our DHA will have on these health risks. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics.

In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our fluorescent detection products. We currently have license agreements with nine infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nutricia, Novartis, Maarbarot, Heinz, Ordesa and a ninth company whom we have contractually agreed not to disclose. Collectively, these companies represent approximately 60% of the estimated $7.5 to $8.0 billion worldwide wholesale market for infant formula. Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nutricia, Novartis and Maarbarot are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The three licensees that are not currently marketing term infant formula products containing our oils represent approximately 3% of the the estimated worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories and Wyeth are currently being marketed in the United States.

In April 2002, we purchased OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”) a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its revenues mainly consisted of sales of DHA into the dietary supplement, food, beverage, and animal feed markets. We acquired OmegaTech to obtain their low-cost DHA oil and related intellectual property for use in the food and beverage and adult supplement markets.

We have incurred losses in each year since our inception. At January 31, 2003, our accumulated deficit was approximately $125.3 million. Although we anticipate significant growth in sales of our nutritional oils, and we achieved an operating profit for the last two consecutive fiscal quarters, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

•	the timing of infant formula market introductions by our licensees;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the timing and extent of acceptance of products containing our oils under state-sponsored reimbursement programs in the U.S.;

•	the acceptance of these products by consumers;

•	the production of adequate levels of our nutritional oils by ourselves and our third party manufacturers;

•	competition from alternative sources of DHA and ARA; and/or

•	agreements with other future third-party collaborators to market our products or develop new products.

Because of this, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis in our annual report to shareholders on Form 10-K for the year ended October 31, 2002.

Management Outlook

We believe that the outlook for future revenue growth remains positive, although quarterly results may show fluctuations, and we expect fiscal 2003 sales to surpass prior year levels. Specifically, we believe that for fiscal 2003 as a whole, term infant formulas containing our oils will be introduced in additional countries and sales of our nutritional oils will continue to grow in countries where our oils are currently sold. To date, six of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Supplemented term infant formulas manufactured by three of our licensees are currently being marketed in the United States and we expect these sales to increase in fiscal 2003.

In the first quarter of 2003, over 90% of our revenues related to the sales of our oils for use in infant formula products. We anticipate increased sales of our oils in 2003 for other products such as products developed for pregnant and nursing mothers and for the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years these sales will expand and represent a larger potential market than infant formula.

The demand for our nutritional oils exceeded our customer’s initial forecasts in the first quarter of 2003, resulting in customer orders in excess of our planned production. As a result, we have requested from our customers that they provide us with longer lead-times to fill their orders. We have been actively working to accelerate our production buildout plans to meet this increased demand. Our expanded facilities in Winchester, KY are currently in the start-up phase and not yet producing at maximum capacity. We expect to be producing at maximum capacity within the next few months, which should allow us to meet all projected orders for our nutritional oils, based on current demand. DSM Gist B.V. (“DSM”) is also in the process of improving its production capability for ARA and estimates completion in the next few months. Once these improvements are complete, we should have the production capacity to generate nutritional oil sales of approximately $120 to

$160 million per year. If the start-up phase of our production expansion does not proceed as planned, if DSM is not able to achieve the production improvements that they project, or if market demand increases faster than currently anticipated, our sales could be limited due to our inability to meet demand for our products. We are accelerating plans for further expansion of our production facilities to meet additional customer demand and are evaluating future expansion in one or more of the following ways:

•	further expand our manufacturing facilities at our Winchester, KY plant;

•	acquire existing manufacturing facilities;

•	fund, or partially fund, expansion of third-party manufacturing facilities; or

•	construct a second manufacturing plant.

Our cost of ARA is experiencing upward pressure due to the decline of the U.S. Dollar against the Euro. Declining exchange rates may offset a portion, or all of the savings that we anticipate from production efficiencies. We are reviewing several options to reduce the cost of ARA, including production of ARA in the U.S.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. State and local fire officials are conducting an investigation into possible causes of the incident, with which Martek is cooperating, and are considering whether hexane discharges from our operations were a factor. On March 17, the state fire marshal issued a finding that Martek had not met certain applicable requirements and directed us to prevent any introduction of hexane into the sanitary sewer system. We had already done so. At this time, we do not believe this matter will have a material impact on production output or our results of operations; however, we are still gathering information about the incident.

Results of Operations

Revenues Nutritional product sales increased by $14.5 million or 252% in the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002 primarily due to increased sales of our oils to our infant formula licensees. Over 90% of our nutritional product sales in the quarter ended January 31, 2003 relate to the sale of our oils for use in infant formulas. Although we do not have visibility into what countries the infant formula containing our oils are ultimately sold into, we believe that over 60% of the increase in sales to infant formula licensees relates to U.S. sales. The first infant formulas containing our oils were introduced in the U.S. in the first quarter of 2002. Approximately $562,000 of the increase is from revenue related to the ongoing operations of OmegaTech.

Approximately 65% of our nutritional product sales in the quarter ended January 31, 2003 was generated by sales of DHA and ARA to Mead Johnson and approximately 27% was generated by sales of DHA and ARA to Wyeth and Abbott. All three of these companies are currently manufacturing infant formulas supplemented with our oils for sale in the U.S., and Mead Johnson, Abbott and Wyeth are collectively marketing supplemented term infant formula in over 30 countries around the world. We anticipate sales of nutritional products will continue to grow as infant formulas containing our oils are introduced in additional countries and sales of our nutritional oils will continue to grow in countries where our oils are currently sold.

Sales of fluorescent detection products increased $80,000 or 38% in the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002.

Other revenue, which consists primarily of revenues from research and development contracts, grants and third party license agreements increased $20,000 or 74% in the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002.

As a result of the above, total revenues increased by $14.6 million or 244% in the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002.

Cost of Product Sales and Royalties Our cost of product sales decreased as a percentage of product sales to 60% in the quarter ended January 31, 2003 as compared to 70% in the quarter ended January 31, 2002 primarily due to lower costs from DSM, our third-party supplier of ARA. Seventy-eight percent of the decrease in our cost of ARA from DSM was a result of increased purchase volumes, while 22% of the decrease was as a result of the complete amortization of the start-up costs of DSM (previously included in the cost of ARA). We expect continued decreases in the future costs of ARA from DSM as our sales volume increases. However, volume savings could be offset by continued decreases in the exchange ratio between the Euro and the U.S. Dollar. We also anticipate reductions in DHA oil production costs as: (1) economies of scale are realized from increased output from the fermentation expansion which is currently in the start-up phase of production at our Winchester, KY production plant, and (2) yield improvements from our research and development efforts are realized.

Research and Development Our research and development costs decreased $209,000 or 7% in the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002. Our research and development expenses in the first quarter of 2003 have decreased as many of the large-scale development projects occurring in 2002 at the Company’s Winchester plant have been completed. This decrease was partially offset by the ongoing costs of Martek Boulder (the former OmegaTech) which was acquired in April 2002, and added an additional $540,000 in research and development costs in the quarter ended January 31, 2003, that we had not incurred in the quarter ended January 31, 2002.

Restructuring Due to changes in previous estimates, we reversed approximately $250,000 of expense related to the restructuring of our food and beverage sales efforts. We reduced the liability for employee separation benefits related to severance costs by approximately $264,000 and increased the restructuring reserve for net increases in other charges by approximately $14,000. The other costs adjusted include consultant termination fees, costs related to idle space and professional fees. As of January 31, 2003, the remaining liability related to the restructuring totals approximately $528,000 and is included in accrued liabilities.

Selling, General and Administrative Our selling, general and administrative costs increased by $1.7 million or 85% for the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002. $1.1 million of this increase relates to operating costs associated with the ongoing operations at Martek Boulder that were not present in the quarter ended January 31, 2002. The remainder of the increase primarily relates to increases in insurance and other overhead costs related to our overall corporate growth. We anticipate modest increases in these costs for the remainder of fiscal 2003.

Other Income Our other income decreased by approximately $122,000 or 47% in the quarter ended January 31, 2003 as compared to the quarter ended January 31, 2002. The primary reason for this decrease was that interest income decreased by approximately $112,000 as short-term interest rates have continued to fall over the past year.

Net Income/(loss) As a result of the foregoing, we recognized approximately $2.1 of net income in the quarter ended January 31, 2003 as compared to a net loss of ($2.9) million in the quarter ended January 31, 2002. Approximately $250,000 of the net income in the first quarter of 2003 was related to the reversal of a portion of our restructuring reserve.

Provision for Income Taxes We did not record a provision for income taxes as we have net operating loss carryforwards for federal income tax purposes of $168.6 million at October 31, 2002, which will expire, if unused, in the year 2003 through the year 2022.

Liquidity and Capital Resources

At January 31, 2003, our primary source of liquidity was our cash and cash equivalents totaling $21.1 million. Cash and cash equivalents increased approximately $661,000 since October 31, 2002. This net increase was primarily attributable to cash from operating activities, which provided approximately $2.7 million, cash from the exercise of options and warrants, which provided approximatley $2.6 million, and cash from the sale of short-term investments of $2.0 million, offset by capital expenditures of $6.4 million. Capital expenditures consisted primarily of expenditures for the further expansion of and improvements made to our production facility in Winchester, KY.

The table below sets forth our contractual obligations at January 31, 2003.

In thousands

		Less than			After
Contractual Obligation	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	66	66	—	—	—
Operating lease obligations	1,810	692	1,116	2	—
Unconditional purchase obligation	4,800	2,400	2,400	—	—
Other long-term obligation	3,250	3,250	—	—	—

Total contractual cash obligations	$9,926	$6,408	$3,516	$2	$—

The expansion and continuing development and optimization of our production facility in Winchester, KY continue to be the largest factors relating to our liquidity and capital resources. Since October 31, 2002, we have spent approximately $5.9 million on facilities and capital equipment relating to the expansion of our fermentation facility, offices, warehouse and packaging facilities. We are accelerating plans for further expansion of our facilities to meet anticipated anticipated future demand for our nutritional oils in 2004 and beyond and are considering expanding in one or more of the following ways:

•	further expand our manufacturing facilities at our Winchester, KY plant;

•	acquire existing manufacturing facilities;

•	fund, or partially fund, expansion of of third-party manufacturing facilities; or

•	construct a second manufacturing plant.

Based on preliminary estimates, it may cost between $20 million to $40 million over the next 12-18 months for additional expansion and other capital projects including those to improve our production yield.

Subsequent to the end of the first quarter, on February 25, 2003, we established a one-year, $10 million secured working capital line of credit facility with Allfirst Bank. We believe that our existing capital resources, combined with this line of credit, will provide us with adequate capital to meet our current obligations as well as our existing operations for at least the next 12 months. However, we will need additional cash to continue expanding our production capacity to meet the anticipated future demand for our nutritional oils. We plan to raise additional capital in 2003 in the form of equity securities or debt, or a combination of equity and debt, to finance additional production capacity. The ultimate amount of additional funding that we will require will depend, among other things, on one or more of the following factors:

•	the cost of capital expenditures at our manufacturing facilities;

•	the cost of acquiring additional and/or operating existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments; and

•	the costs of marketing and commercializing our products.

We can offer no assurance that, if needed, any of these financing alternatives will be available to us on terms that would be acceptable, if at all.

Risk Factors

We have experienced significant operating losses each year since our inception and have not yet generated a sustained revenue stream to be a viable business in the long-term.

We have experienced net operating losses in each annual period since our inception. As of January 31, 2003, we have an accumulated deficit of $125.5 million. Our balance of cash and cash equivalents at January 31, 2003 was approximately $21 million. Although this cash, along with our $10 million secured working capital line of credit, which expires on February 28, 2004, should allow us to meet our current operating needs for at least the next 12 months, we must achieve sustained profitability to generate the cash necessary to be a viable business in the long term, and at this time we have not yet generated a sustained source of revenue to achieve this.

Experts differ in their opinions on the importance of DHA and ARA in infant formula. Some experts feel that they are not necessary ingredients for infant formulas and that supplemented formulas will remain a premium product and never gain widespread acceptance. If this occurs, or if clinical trials that are now ongoing do not yield positive results on the benefits of DHA on cardiovascular or other health problems, our future revenues may be limited in the infant formula market as well as the adult supplement market.

Ultimately our success in the infant formula industry depends on growing acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formula without our oils contains sufficient precursor fats that infants can convert into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carryover to improved results later in life. Due to these differences in opinion, we are subject to the risk that the use of DHA and ARA in infant formula may never gain widespread acceptance. As of January 31, 2003, our products have been in the U.S. infant formula market for approximately 11 months and we estimate that these products have penetrated approximately 12 - 15% of the U.S. infant formula market. Internationally, our products have been included in term infant formula in over 30 countries. Many of these introductions have occurred in the last 2 - 3 years. We estimate that our products have penetrated approximately 10 - 15% of the international infant formula market. Combined, these markets brought us revenues of approximately $19 million in the first quarter of 2003.

In addition to sales into the infant formula market, approximately 3% of our current nutritional product revenues come from sales of our nutritional oils to the food and adult supplement market. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food ingredients or nutritional supplements outside of the infant formula market, we believe that further clinical studies are needed to validate the benefits of DHA supplementation. Accordingly, we are sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we are aware of research being conducted regarding the impact of DHA supplementation on certain visual and neurological disorders. Unless these studies, which are more extensive than earlier pilot studies, establish and quantify the positive impact of DHA supplementation, we may only have a limited adult market opportunity.

If we are unable to successfully scale-up our production capacity or enter into favorable agreements with third parties to produce our oils, our customers may not be able to obtain a sufficient supply of DHA and ARA from us and our future revenues from these products may be limited.

To meet our customers’ projected demand for our nutritional oils, we have developed a process for the large-scale production of our oils at our Winchester, KY manufacturing plant. We estimate the worldwide infant formula market to be approximately $7.5 to $8 billion. If our licensees were to penetrate 100% of this market with DHA and ARA supplemented formulas, we estimate that we would receive approximately $350 to $400 million in revenues annually from these sales. To date, our licensees’ products containing our oils have penetrated approximately 12% to 15% of the worldwide infant formula market. Our sales into the non-infant nutritional supplement and food markets to date have been less then $10 million annually. To the extent that demand increases beyond our current production capabilities, we may be unable to provide the required quantities of oil cost effectively and may experience backlogs. Although our licensees have a right to manufacture DHA and ARA, we are not aware of any of our licensees doing so or preparing to do so. We estimate that it may take a licensee approximately one year or more to develop their own process of making our oils. In addition, we do not believe that any of our other customers have the capacity to manufacture our products at this time. We believe that our initial fermentation expansion at our Winchester, KY plant, which is currently in the start-up phase and should be up to full production by the second quarter of 2003, should more than double our production capacity at our plant. However, our ability to maintain commercial production at these higher levels at our plant has not been successfully tested. As we increase our production at our Winchester, KY plant and at other locations, we may encounter many risks associated with our commercial manufacturing such as:

•	the start-up phase of our fermentation expansion at our plant may not be completed in the timeframe that we have planned;

•	we may experience problems processing, handling and shipping the higher quantities of oil produced from this expansion;

•	the costs of expanding, operating and maintaining our production facility may exceed our expectations;

•	product defects may result;

•	product losses may be higher than we anticipate;

•	environmental liabilities resulting from our production process; and

•	the scale-up of our production process may result in regulatory issues.

If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition, or results of operations.

As a result of the acquisition of OmegaTech, we also have several contractual agreements with third party manufacturers to produce our DHA for use in nutritional supplements and foods, including an agreement with C.P. Kelco. In addition, we have begun receiving DHA from FermPro Manufacturing L.P., a contract fermentation company in South Carolina, under a 5-year manufacturing agreement which was signed in March 2002. The output under this agreement should increase our annual DHA production capacity by approximately 10% of 2003 output. We believe that with our current expansion and the output from FermPro, we will be able to produce enough DHA to supply approximately 30% to 40% of the worldwide infant formula market. If we are: (a) unable to cost effectively manufacture our DHA-containing oils at our Winchester, KY plant; (b) unable to look to FermPro as a source of DHA sufficient to meet increased demand beyond our own capacity; (c) unable to enter into other satisfactory third-party manufacturing agreements; or (d) our licensees are unable to find alternative sources for our DHA-containing oils, then our licensees may not be able to meet demand and our future revenues may be limited.

Although we are able to produce ARA-containing oil at our Winchester plant, we have entered into an agreement with a third party manufacturer, DSM, to supply our ARA-containing oil. DSM is currently expanding its production capacity to provide us with sufficient quantities of ARA oil to supply approximately 30% to 40% of the worldwide infant formula market. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA-containing oil at our plant, which would reduce our DHA-containing oil production capacity, or enter into other third party manufacturer supply agreements. If we are unable to find alternative supply sources or are unable to cost effectively manufacture the ARA-containing oil in our Winchester plant, our licensees may not be able to meet future product demand and our future revenues from sales of ARA-containing oils may be limited.

Our oils are very sensitive to oxidation and are not very compatible with most liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large scale entry into the food and beverage market.

Although we believe that the food and beverage market could be a large market for DHA fortification, the potential in this market could be limited if methods are not developed that allow good compatibility of our DHA oil with various foods and beverages. The flavor, texture and stability of our oils in finished products such as cereals, milk and nutritional bars have not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production process. The timing and extent of our sales into the food and beverage market, therefore, is dependent not only on market demand, but also on manufacturing issues over which we have no control.

Since infant formula pricing is very competitive, the premium that our oils add to the cost of the formula may never allow it to be priced at levels that will allow widespread acceptance by consumers.

Infant formula pricing is very competitive and the market is very sensitive to product price changes. Because the inclusion of our oils into infant formula may add 10% to 20% to the retail cost of standard infant formula, there is the risk that our licensees may not be able to sell supplemented products at prices that will allow them to gain broad market acceptance while at the same time be profitable. This may lead to price pressure on us. If we have to reduce our prices, we may not be able to sell products at a price that would enable us to be profitable. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future and all of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources.

If market demand for our products continues to grow, we will need significant additional capital to expand our production capability. We may also need additional capital in the future to continue our research and development efforts, conduct product testing, including preclinical and clinical trials, and market our products.

Our nutritional oil sales are increasing, and meeting future demand will require expanding our production capability for our nutritional oils. We have just completed an initial fermentation expansion plan at our Winchester, KY facility which cost approximately $15 million, and our office, warehouse and packaging expansion at the site cost an additional $4 million. At January 31, 2003 we had approximately $21 million in cash and cash equivalents available to meet future capital requirements. However, we believe that additional funds of approximately $20 million to $40 million may be needed in the longer-term to fund additional expansion of our production capacity (at our Winchester, KY facility and at other third party manufacturing facilities), our research and development, product testing, and marketing activities. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and/or nutritional supplements for children and adults; (c) whether or not we enter into collaborations with other third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.

To continue to fund our growth, we will pursue various sources of funding, which may include equity issuances, debt financing, asset based borrowing, lease financing, and collaborative arrangements with partners. We have recently established a one-year secured working capital credit line of $10 million. More extensive debt financing arrangements may require us to comply with financial covenants, which we may not be able to meet. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. Future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patents, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs which may have a materially adverse affect on our future business.

The market price of our common stock may experience a high level of volatility due to factors such as its relative illiquidity, the volatility in the market for biotechnology stocks generally, and the effect of short term events like product launches and license announcements.

We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending January 31, 2003, our common stock price traded between $34.25 and $12.50. During the fifty-two week period ending January 31, 2002, our common stock price traded between $30.90 and $12.25. The following are examples of items that may significantly impact the market price for our common stock:

•	Announcements of technical innovations, new commercial products and product launches;

•	Arrangements or strategic partnerships by us or our competitors;

•	Announcements of license agreements, acquisitions or strategic alliances;

•	patent or other intellectual property achievements or disputes;

•	quarterly fluctuations in our results of operations;

•	failure to scale-up our commercial manufacturing or enter into favorable third party manufacturing agreements;

•	Announcements of product launches by competitors;

•	regulatory decisions (approvals or disapprovals) concerning our products and our competitors’ products; and

•	general market conditions for growth companies and bioscience companies.

Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to handle a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.

The market liquidity for our stock is very low. As of January 31, 2003, we had 23,557,026 shares of common stock outstanding. Since our initial public offering of common stock on November 23, 1993, the average daily trading volume in our common stock as reported on the Nasdaq National market has been 97,324 shares. The average trading volume in our common stock during the fifty-two week period ending January 31, 2003 was 258,914 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price which is satisfactory to you.

If significant shares eligible for future sale are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.

Because we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing, and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities. As of January 31, 2003, we had 23,557,026 shares of common stock outstanding, stock options outstanding to purchase an aggregate of 4,338,618 shares of common stock, many of which are exercisable at below current market prices, and warrants outstanding to purchase up to 251,299 shares of common stock at an exercise price of $19.05. To the extent that these options and warrants for our common stock are exercised, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities.

We have agreed to register for resale up to 2,290,533 additional shares, subject to certain adjustments, that may be issued to former OmegaTech stockholders, if certain operational and financial milestones are achieved before October 31, 2004. As a result, a substantial number of our shares may become eligible for resale if these milestones are achieved. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, which could limit your ability to sell at a price satisfactory to you.

Our current patents may not be able to provide protection against competitive products and we may be unable to protect our intellectual property portfolio in the future.

European and United States patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our issued patents, or patents that we may obtain in the future, may not afford adequate protection against competitors with competing technology because governmental agencies may revoke our patents or may limit the scope of our patents. If this happens, companies may be able to produce products using our previously patented technology.

Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October, 2000, the Opposition Division of the European Patent Office revoked our patent on the grounds that it is not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the European Patent Office, setting aside the prior decision to revoke this patent. Consistent with our request, the patent will now be returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. During this process the patent will remain in full force and effect. The appeal process may not be completed until some time in 2004, at the earliest.

BASF A.G., F. Hoffman — LaRoche A.G., Friesland Brands B.V., Societe des Produits Nestle S.A., and Suntory Limited have filed in the European Patent Office their grounds for opposing our ARA patent issued by the European Patent Office. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

BASF A.G., F. Hoffman — LaRoche A.G., Societe des Produits Nestle S.A., and Suntory Limited have filed in the European Patent Office their grounds for opposing our blended-oils (blend of DHA and ARA oils) patent issued by the European Patent Office. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2006, at the earliest.

Aventis Research and Technologies GmbH & Co. KG and Nagase Limited have filed in the European Patent Office their grounds for opposing our patent covering the DHA-containing oils that we assumed in the OmegaTech purchase. At a hearing in December, 2000, the Opposition Division of the European Patent Office upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process the patent will remain in full force and effect. The appeal process may not be completed until some time in 2004, at the earliest.

Suntory, of Osaka, Japan has contacted us and asserted that the sale of certain of our products may infringe on one or more of their patents in Japan and Australia and that certain of our patents may be invalid. We have been discussing with Suntory how this matter might be resolved amicably.

If any of the challenges described above or any other challenges to our patents which may arise in the future are successful, our competitors may be able to produce our products and, as a result, we may experience decreases in the future sales of our nutritional oils, decreases in the revenues on sales of infant formula containing our oils and decreases in license fees related to our oils. If our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. Although our revenues may decrease under our license agreements, the revocation of our European DHA patent, ARA patent and blended-oils patent would not terminate any of our license agreements.

We expect that in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We believe that challenges to our suite of U.S. patents may arise in the future. We may incur substantial costs in the future defending our patents.

We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products.

Our success depends upon achieving and maintaining a superior competitive position in infant formula and adult nutritional product markets. Many potential competitors, which include companies such as BASF, F. Hoffman-LaRoche Ltd., Suntory Limited, Celanese Ventures and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. If a competitor develops a better product or technology, our products or technologies may be rendered obsolete.

We believe that, to date, we have developed the purest forms of DHA and ARA oils commercially available; however, we are aware that other sources of DHA and ARA are available. Specifically:

•	the Ross Products Division of Abbott Laboratories filed a Generally Recognized as Safe notification on January 2, 2002 seeking FDA concurrence that its fish oil source of DHA and its fungal source of ARA are Generally Recognized as Safe when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA;

•	some infant formulas and other products now on the market outside the United States use oils derived from other sources, such as fish or eggs. Although fish oil DHA is a lower cost product relative to our DHA, it has odor, stability and taste characteristics that may limit its usefulness. Only a very small percentage of supplemented infant formulas currently marketed outside the United States contain DHA and ARA that have not been produced by us;

•	fish oil based products currently dominate the adult DHA supplement market;

•	we are aware that Celanese Ventures has recently announced that one of its operating units, Nutrinova, plans to market a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States. We are currently unable to evaluate the competitive threat that may arise with respect to this announcement; and

•	we are aware of the development of microencapsulated fish oil products by several large companies, including BASF and F. Hoffman-LaRoche Ltd. Although microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product is significantly more costly than regular fish oil. Because fish oil is significantly less costly than our DHA oil, fish oil presents a substantial competitive threat to our Neuromins® DHA.

To date no other sources of DHA and ARA have received clearance from the FDA to be marketed in U.S. infant formulas.

The integration of Martek and Omegatech operations is still ongoing, which could harm our results of operations.

On April 25, 2002, we completed the acquisition of OmegaTech. Upon the closing of the merger, the name of OmegaTech was changed to Martek Biosciences Boulder Corporation. We are still in the process of integrating our operations with the operations of the former OmegaTech’s business. This integration may be more expensive than anticipated or take longer than planned. If there are delays or unexpected costs involved with the integration, these could have a material adverse effect on our business and financial results. The difficulties involved in integrating the companies, which could be substantial, include the following:

•	management and key personnel could be distracted from the day-to-day business of managing the new company;

•	implementing uniform controls, systems and procedures, especially information and accounting systems, could be costly and time-consuming;

•	key officers and scientific, sales and customer support personnel may not be satisfied or happy in the new company and may elect to leave; and

•	major customers, suppliers or strategic business partners may choose not to do business with the merged companies.

If the FTC finds that our advertising claims related to our DHA and ARA products cannot be adequately substantiated, we could be required to alter our advertising claims or take other remedial steps.

The Federal Trade Commission (FTC) regulates certain aspects of the advertising and marketing of our products. Under the Federal Trade Commission Act (FTCA), a company must be able to substantiate both the express and implied claims that are conveyed by an advertisement.

On May 30, 2002, we received a letter from the FTC notifying us that the FTC is conducting a non-public inquiry into the advertising and promotional activities relating to our DHA and ARA products. It is not uncommon for the FTC to conduct an investigation of the claims that are made about products in new and emerging areas of science that involve a potentially vulnerable population such as infants. The agency has asked us to provide copies of all advertisements and to provide copies of the literature that support mental and visual function claims. The purpose of the inquiry is to determine whether Martek has substantiation to support the express and implied claims that are made for its DHA and ARA products. We intend to be fully responsive to the FTC’s inquiry. While we have no reason at this time to believe that the inquiry will have an adverse effect on us, we could be required to alter our advertising claims or take other remedial steps if the FTC does not find our advertising claims to be adequately substantiated.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk are not required because the underlying risk items are not material.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures The Chief Executive Officer and the Chief Financial Officer have reviewed our disclosure controls and procedures within the 90-day period prior to the filing of this quarterly report. Based on that review, they have concluded that these disclosure controls and procedures are, in design and operation, effective to assure that the information required to be included in this report has been properly collected, processed, and timely communicated to those responsible in order that it may be included in this report.

b)	Changes in internal controls Subsequent to the date on which the Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures, there have been no significant changes, including corrective actions, in our internal controls or in other factors that could significantly affect the disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have not been any material developments in legal proceedings.

Item 2. Changes in Securities.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.49: Loan and Security Agreement Between Martek Biosciences Corporation, a Delaware Corporation, Martek
       Biosciences Boulder Corporation, a Delaware Corporation, borrower and Allfirst Bank, lender, $10,000,000.00 Revolving Line of
Credit, Dated: February 25, 2003 (filed herewith).

(b)	Reports on Form 8-K:

None

Separately, the Chief Executive Officer and the Chief Financial Officer have submitted certifications to the SEC required by Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: March 17, 2003	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial and Accounting Officer

CERTIFICATIONS

I, Henry Linsert, Jr., certify that:

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Peter L. Buzy

Peter L. Buzy
Chief Financial Officer