Form 10-Q
period 2003-04-30
MARTEK BIOSCIENCES CORP
filed 2003-06-16
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2003

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

Common stock, par value $.10 per share: 26,872,880 shares outstanding as of June 11, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

	April 30,	October 31,
	2003	2002

	(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,630	$20,419
Short-term investments and marketable securities	7,800	2,000
Accounts receivable, net	15,128	9,597
Inventories, net	8,004	9,718
Other current assets	1,943	1,312

Total current assets	128,505	43,046
Property, plant and equipment, net	48,492	36,506
Goodwill	24,531	25,568
Intangible asset-current products, net	9,939	10,295
Other intangible assets, net	8,043	8,202
Other assets	447	695

Total assets	$219,957	$124,312

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,878	$3,854
Accrued liabilities	7,657	6,687
Obligations under capital leases	19	111
Notes payable	3,121	—
Current portion of unearned revenue	1,683	1,937

Total current liabilities	16,358	12,589
Long-term portion of unearned revenue	2,351	2,246
Commitments	—	3,500
Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 26,753,475 and 23,331,091 shares issued and and outstanding at April 30, 2003 and October 31, 2002, respectively	2,675	2,333
Additional paid-in capital	320,981	231,224
Deferred compensation	—	(20)
Accumulated deficit	(122,408)	(127,560)

Total stockholders’ equity	201,248	105,977

Total liabilities and stockholders’ equity	$219,957	$124,312

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

	Three months ended April 30,		Six months ended April 30,

	2003	2002	2003	2002

Revenues:
Product sales:
Nutritional product sales	$26,226	$11,222	$46,435	$16,956
Fluorescent detection product sales	173	174	462	383

Total product sales	26,399	11,396	46,897	17,339
Other revenue	48	27	95	54

Total revenues	26,447	11,423	46,992	17,393
Costs and expenses:
Cost of product sales	15,642	8,285	27,984	12,469
Research and development	2,657	3,322	5,444	6,233
Acquired in-process research and development	—	15,788	—	15,788
Restructuring	—	—	(250)	—
Selling, general and administrative	4,161	2,195	7,903	4,191
Other operating expenses	1,066	11	1,066	96

Total costs and expenses	23,526	29,601	42,147	38,777

Income/(loss) from operations	2,921	(18,178)	4,845	(21,384)
Other income:
Interest income, net	81	173	129	337
Other income	89	88	178	183

Total other income	170	261	307	520

Net income/(loss)	$3,091	($17,917)	$5,152	($20,864)

Net income/(loss) per share
Basic	$0.13	($0.84)	$0.22	($1.01)

Diluted	$0.12	($0.84)	$0.21	($1.01)

Weighted average common shares outstanding
Basic	23,933,147	21,248,538	23,646,025	20,707,898
Diluted	25,413,286	21,248,538	25,018,607	20,707,898

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited - $ in thousands)

	Six Months Ended April 30,

	2003	2002

Operating activities:
Net income/(loss)	$5,152	($20,864)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	1,505	896
Amortization	845	74
Amortization of deferred compensation	20	159
Acquired in-process research and development	—	15,788
Changes in operating assets and liabilities:
Accounts receivable	(5,531)	(1,042)
Inventories	1,714	(1,106)
Other assets	(452)	(802)
Accounts payable	24	336
Accrued liabilities	851	(196)
Unearned revenue	(149)	(107)

Net cash provided by/(used in) operating activities	3,979	(6,864)
Investing activities:
Purchase of short-term investments and marketable securities	(7,800)	(9,990)
Proceeds from sale of short-term investments and marketable securities	2,000	4,000
Capitalization of patent costs	(260)	(320)
Purchase of property, plant and equipment	(13,491)	(6,984)
Cash impact of purchase transaction	776	211

Net cash used in investing activities	(18,775)	(13,083)
Financing activities:
Principal payments on capital leases	(92)	—
Proceeds from the exercise of warrants and options	6,368	7,517
Proceeds from the issuance of common stock, net of issuance costs	83,731	21,289

Net cash provided by financing activities	90,007	28,806

Net increase in cash and cash equivalents	75,211	8,859
Cash and cash equivalents at beginning of period	20,419	20,645

Cash and cash equivalents at end of period	$95,630	$29,504

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity
(Unaudited - $ in thousands)

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at October 31, 2002	23,331,091	$2,333	$231,224	$(20)	$(127,560)	$105,977
Issuance of common stock, net of issuance costs	2,922,250	292	83,439	—	—	83,731
Exercise of stock options and warrants	500,134	50	6,318	—	—	6,368
Amortization of deferred compensation	—	—	—	20	—	20
Net income	—	—	—	—	5,152	5,152

Balance at April 30, 2003	26,753,475	$2,675	$320,981	$—	$(122,408)	$201,248

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2002.

Consolidation The consolidated financial statements include the accounts of Martek Biosciences Corporation and its wholly owned subsidiary, Martek Biosciences Boulder Corporation (“Martek Boulder”), after elimination of all significant intercompany balances and transactions.

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

Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue is recognized on product sales when goods are shipped. Cash received as a payment on future purchases is deferred and recognized as revenue as the related shipments are made. Royalty revenue is recognized when product is sold to the end users. Cash received as a prepayment on future royalties is deferred and recognized as product is sold to the end users. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Revenues on cost reimbursement and fixed price contracts are recognized on the percentage of completion method of accounting as costs are incurred. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. At April 30, 2003, the Company had approximately $1.7 million in short-term and $2.4 million in long-term unearned revenue relating to third-party license agreements and prepayments on product purchases.

Stock-Based Compensation The Company accounts for its employee stock option plans using the intrisic value method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value method in accordance with SFAS No. 123. The Company has adopted the disclosure SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.”

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Three months		Six months
	ended April 30,		ended April 30,

In thousands, except per share amounts	2003	2002	2003	2002

Net income/(loss) as reported	$3,091	$(17,917)	$5,152	$(20,864)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(3,584)	(3,178)	(7,106)	(5,012)

Pro forma net loss	$(493)	$(21,095)	$(1,954)	$(25,876)

	Three months		Six months
	ended April 30,		ended April 30,

In thousands, except per share amounts	2003	2002	2003	2002

Earnings/(loss) per share:
Basic - as reported	$0.13	$(0.84)	$0.22	$(1.01)

Basic - pro forma	$(0.02)	$(0.99)	$(0.08)	$(1.25)

Diluted - as reported	$0.12	$(0.84)	$0.21	$(1.01)

Diluted - pro forma	$(0.02)	$(0.99)	$(0.08)	$(1.25)

The effect of applying SFAS No. 123 on pro forma net income/(loss) and per share calculations for the three and six months ended April 30, 2003, as stated above, is not necessarily representative of the effect on reported net income and earnings per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The weighted average fair value of the options granted under the various stock option plans for the three and six months ended April, 30, 2003 is $19.93 and $18.24 per share, respectively, for options whose exercise price equals fair market value on the date of the grant, using the Black-Scholes option-pricing model with the following assumptions:

	Three months		Six months
	ended April 30,		Ended April 30,

	2003	2002	2003	2002

Expected volatility	74.5%	68.2%	74.5%	68.2%
Risk-free interest rate	3.4%	4.5%	3.5%	4.5%
Expected average life of options	7 years	7 years	7 years	7 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Reclassification Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF 00-21 will have no material impact on its financial statements.

2. Short-term Investments and Marketable Securities

Available-for-sale securities consisted of short-term obligations of the U.S. government, U.S. government agencies, municipalities and corporations and totaled $7.8 million at April 30, 2003 and $2.0 million at October 31, 2002. The amount of unrealized holding gain (loss) on these available-for-sale securities was $0 at April 30, 2003 and $(14) at October 31, 2002 and is reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. There were no realized gains or losses recorded for the three and six months ended April 30, 2003. At April 30, 2003 and October 31, 2002 the estimated fair value of these securities approximated cost.

3. Inventories

Inventories consist of the following:

	April 30,	October 31,
In thousands	2003	2002

Finished products	$5,642	$3,443
Work in process	2,178	6,078
Raw materials	484	397

Total inventory	8,304	9,918
Less inventory reserve	(300)	(200)

Net inventory	$8,004	$9,718

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30,	October 31,
In thousands	2003	2002

Land	$150	$150
Buildings and improvements	4,563	1,871
Machinery and equipment	45,807	23,906
Furniture and fixtures	1,803	1,598
Leasehold improvements	556	556
Construction-in-progress	8,653	19,960

Property, plant and equipment	61,532	48,041
Less accumulated depreciation	(13,040)	(11,535)

Net property, plant and equipment	$48,492	$36,506

5. Goodwill and Intangible Assets

Intangible assets and related accumulated amortization consist of the following:

	As of April 30, 2003			As of October 31, 2002

		Accumulated			Accumulated
In thousands	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$1,819	$(120)	$1,699	$1,809	$—	$1,809
Patents	5,537	(787)	4,750	5,287	(602)	4,685
Core technology	1,708	(114)	1,594	1,708	—	1,708
Current products	10,676	(737)	9,939	10,676	(381)	10,295
Goodwill	24,531	—	24,531	25,568	—	25,568

Total	$44,271	$(1,758)	$42,513	$45,048	$(983)	$44,065

The Company recorded amortization expense of approximately $431,000 during the three months ended April 30, 2003, compared to approximately $38,000 during the three months ended April 30, 2002.

6. Note Payable and Other Short-term Borrowings

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

On February 25, 2003, the Company established a one-year, $10 million secured working capital line of credit facility with Allfirst Bank at a rate that approximates the prime rate. The credit facility is secured primarily by the Company’s accounts receivable and inventories. The Company incurred a $20,000 commitment fee that is being amortized over the life of the agreement. At April 30, 2003 the Company had no borrowings under this line of credit facility.

7. Restructuring Charge

On July 29, 2002, the Company announced a restructuring of the food and beverage sales and marketing efforts in Boulder, Colorado, which included the termination of eight employees and five consultants. Costs estimated at the time of the restructuring included employee separation benefits, such as severance, medical, and other benefits and other costs such as consultant terminations costs, idle office space and professional fees. The following table summarizes the activity related to the liability for restructuring costs as of April 30, 2003:

	Employee
	Separation	Other
In thousands	Benefits	Charges	Total

Initial charge in the third quarter of fiscal 2002	$766	$500	$1,266
Cash payments	(242)	(187)	(429)

Balance at October 31, 2002	524	313	837
Cash payments	(34)	(25)	(59)
Adjustments (1)	(264)	14	(250)

Balance at January 31, 2003	$226	$302	$528
Cash payments	(226)	(109)	(335)

Balance at April 30, 2003	$—	$193	$193

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

8. Commitments

As a result of the acquisition of OmegaTech, Inc., the Company is subject to a prior commitment to purchase a minimum quantity of DHA biomass on favorable terms from a third party manufacturer. The three-year commitment expires on December 31, 2004 and totals approximately $2.4 million per year. As of April 30, 2003, the Company’s commitment for calendar year 2003 was $2.4 million.

9. Public Offering of Common Stock

On April 22, 2003 the Company completed a follow-on public offering of its common stock in which 2,922,250 shares were issued at a price of $30.25 per share. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $83.4 million.

10. Net Income/(loss) per Share

The following table presents the calculation of basic and diluted net income/(loss) per share.

	Three months ended April 30,		Six months ended April 30,

In thousands, except per share amounts	2003	2002	2003	2002

Net income/(loss)	$3,091	$(17,917)	$5,152	$(20,864)
Weighted average shares outstanding - basic	23,933	21,249	23,646	20,708
Effect of dilutive potential common shares:
Employee stock options	1,412	—	1,296	—
Warrants	68	—	77	—

Total dilutive potential common shares	1,480	—	1,373	—

Weighted average shares outstanding - diluted	25,413	21,249	25,019	20,708

Net income/(loss) per share - basic	$0.13	$(0.84)	$0.22	$(1.01)

Net income/(loss) per share - diluted	$0.12	$(0.84)	$0.21	$(1.01)

Employee stock options to purchase approximately 1.7 million shares in the second quarter of fiscal 2003 were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company’s stock for the quarter, and therefore, the effect would have been antidilutive. None of the approximately 4.5 million employee stock options and 491,000 warrants outstanding in the second quarter of fiscal 2002 were included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

11. Subsequent Events

One June 13, 2003, Nestec Ltd. (“Nestle”) and the Company entered into a worldwide license agreement relating to the Company’s technology pertaining to the use of docosahexaenoic acid (DHA) and arachidonic acid (ARA) as an ingredient in infant formulas. The agreement provides for up-front non-refundable cash consideration of $8 million, consisting of a $7 million license fee and a $1 million prepayment on inventory purchases, as well as ongoing royalties based on Nestle’s sales of infant formula containing the Company’s oils. Five million dollars of the cash consideration is due within five days of the execution of the agreement with the remaining $3 million due no later than January 31, 2004. There are no future funding commitments on the Company’s part or on the part of Nestle. The term of the agreement is 25 years from the date that the first licensed product is sold commercially by Nestle and may be terminated by Nestle upon proper notification.

The OmegaTech, Inc. merger agreement provides for additional stock consideration of up to $40 million if certain milestones are met. One of these milestones relates to the granting of Novel Food approval in Europe for the DHA oil obtained in the OmegaTech purchase. On June 2003, the Commision of the European Communities granted approval of the use of this oil in foods in Europe, triggering the operation of this milestone. The total Martek common stock that will be issued relating to this additional consideration is up to approximately 350,000 shares. The payment of this additional consideration will be recorded as goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

-	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, production expansion, margin and productivity improvements, applications and potential collaborations and acquisitions;
-	expectations regarding sales and royalties by and from our infant formula licensees;
-	expectations regarding marketing of our oils by our infant formula licensees;
-	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils and purchase of third-party manufactured oils, including the impact of currency exchange rates;
-	expectations regarding production capacity and our ability to meet future demands for our DHA and ARA oils;
-	expectations regarding future research and development costs;
-	expectations regarding our expansion at our Winchester, KY facility;
-	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;
-	expectations regarding production from the FermPro Manufacturing, LP (“FermPro”) facility; and
-	expectations regarding costs that may be incurred relating to the incident at the waste water treatment plant in Winchester, KY

Forward-looking statements include those statements containing words such as:

-	“will,”
-	“should,”
-	“could,”
-	“anticipate,”
-	“believe,”
-	“plan,”
-	“estimate,”
-	“expect,”
-	“intend,” and other similar expressions.

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

In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our fluorescent detection products. We currently have license agreements with thirteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis, Maarbarot, Heinz-Wattie’s, Laboratorios Ordesa and four companies whose identity we have agreed not to disclose at this time. Collectively, these companies represent more than two-thirds of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula including the wholesale value of W.I.C rebates. The market size is higher than our previous estimates of $7.5 to $8.0 billion due to new market data, which is more encompassing of all infant formula producers and of regions of the world where formulas are marketed, as well as all segments of the infant formula markets, including toddler milk. Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nutricia, Novartis and Maarbarot are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The seven licensees that are not currently marketing term infant formula products containing our oils represent approximately one-third of the estimated worldwide wholesale market for infant formula and approximately 10%-15% of the U.S. worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories and Wyeth are currently being marketed in the United States.

In April 2002, we purchased OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”) a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its revenues mainly consisted of sales of DHA into the dietary supplement, food, beverage, and animal feed markets. We acquired OmegaTech to obtain its low-cost DHA oil and related intellectual property for use in the food and beverage and adult supplement markets. We refer to this DHA oil, which comes from a different strain of algae than the strain that we use for the production of DHA for inclusion in infant formulas, as DHA-S.

In June 2003, the Commission of the European Communities authorized the use of our DHA-S oil for human consumption. The commission declared that our DHA-S may be marketed in the European Community as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt, (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and medical foods in the European Community. Our DHA oil that is included in certain infant formulas has been available in Europe since 1994, pre-dating the European Communities’ requirement for Novel Food approval.

We have incurred losses in each year since our inception. At April 30, 2003, our accumulated deficit was approximately $122.4 million. Although we anticipate significant growth in sales of our nutritional oils, and we achieved an operating profit for the last three consecutive fiscal quarters, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

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

Management Outlook

We believe that the outlook for future revenue growth remains positive, although quarterly results may show fluctuations. Specifically, we believe that for fiscal 2003 as a whole, term infant formulas containing our oils will be introduced in additional countries and sales of our nutritional oils will continue to grow in countries where our oils are currently sold. To date, six of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Supplemented term infant formulas manufactured by three of our licensees are currently being marketed in the United States and we expect these sales to increase in fiscal 2003.

In June 2003, Nestec Ltd. (“Nestle”) and Martek entered into a worldwide license agreement relating to our technology pertaining to the use of DHA and ARA as an ingredient in infant formulas. The agreement provides for up-front non-refundable cash consideration of $8 million, consisting of a $7 million license fee and a $1 million prepayment on inventory purchases, as well as ongoing royalties based on Nestle’s sales of infant formula containing our oils. Five million dollars of the cash consideration is due within five days of the execution of the agreement with the remaining $3 million due no later than January 31, 2004. There are no future funding commitments on our part or on the part of Nestle. The term of the agreement is 25 years from the date that the first licensed product is sold commercially by Nestle and may be terminated by Nestle upon proper notification.

In the second quarter of 2003, over 95% of our revenues related to the sales of our oils for use in infant formula products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years these sales will expand and represent a much larger potential market than infant formula.

Production

The demand for our nutritional oils for use in infant formula products exceeded our customer’s initial forecasts in the first half of 2003, resulting in customer orders in excess of our planned production. As a result, we have requested from our customers that they provide us with longer lead-times to fill their orders.

The DHA oil that we produce for inclusion in infant formula is currently produced in our plant in Winchester, KY and at FermPro Manufacturing L.P. (“FermPro”), a contract fermentation company in South Carolina. We have been actively working to accelerate our production build-out plans to meet this increased demand. Our expanded facilities in Winchester, KY are currently in the start-up phase and not yet producing at maximum capacity. We expect to be producing at maximum capacity within the next few months, which should allow us to meet all projected orders for our nutritional oils, based on current demand. To meet anticipated demand in 2004 and beyond, we are accelerating plans for further expansion of our production facilities and are evaluating future expansion in one or more of the following ways:

•	constructing a second manufacturing plant;

•	funding, or partially funding, expansion of third-party manufacturing facilities; or

•	acquiring existing manufacturing facilities.

Our ARA oil is currently produced by DSM Gist B.V. (“DSM”) at its plant in Italy. DSM is in the process of improving its production capability for ARA and estimates completion in the next few months.

Once these improvements are complete, we should have the production capacity to generate nutritional oil sales of approximately $140 to $160 million per year. If the start-up phase of our production expansion does not proceed as planned, if DSM is not able to achieve the production improvements that they project, or if market demand increases faster than currently anticipated, our sales could be limited due to our inability to meet demand for our products.

Our cost of ARA is experiencing upward pressure due to the decline of the U.S. Dollar against the Euro. To date, cost savings from production efficiencies have offset declining exchange rates. We expect continued decreases in the cost of ARA production from DSM; however a portion, or all, of the production savings may be offset by further weakness in the U.S. Dollar against the Euro. We are reviewing several options to reduce the cost of ARA and limit our foreign currency exposure, including production of ARA in the U.S.

Our DHA-S oil, which is used in the food and beverage and adult supplement markets, is currently produced by third-party contract manufacturers including C.P. Kelco U.S. Inc. (“CP Kelco”). We have a three-year purchase commitment with CP Kelco that expires on December 31, 2004 and totals approximately $2.4 million per year.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. We are in the process of evaluating the state fire marshal’s report. Although n-hexane was found at the site of the incident, there may have been other contributing factors, including the presence of other flammable substances that were not discharged from our plant. Production at our facility has not been negatively impacted by these events. We have entered into discussions with the Winchester Municipal Utilities and its insurer as to our financial responsibility, if any, for property damage sustained by the public wastewater treatment works in Winchester, KY as a result of the explosion. We have requested, and are awaiting the receipt of further information from the utility and its insurer regarding the details of the incident. We accrued $400,000 in the quarter ended April 30, 2003 to account for an estimate of costs that we may incur as a result of this incident.

Acquisitions

The OmegaTech, Inc. purchase agreement provides for additional stock consideration of up to $40 million if certain milestones are met. One of these milestones relates to the granting of Novel Foods approval in Europe for the OmegaTech DHA oil. In June 2003, the Commision of the European Communities granted approval of the use of this oil in foods in Europe, meeting the conditions of this milestone. The total Martek common stock that will be issued relating to this additional consideration is up to approximately 350,000 shares. The payment of this additional consideration will be recorded as goodwill.

Results of Operations

Revenues Nutritional product sales increased by $15.0 million or 134% in the quarter ended April 30, 2003 as compared to the quarter ended April 30, 2002 and increased by $29.5 million or 174% in the six months ended April 30, 2003 as compared to the six months ended April 30, 2002. These increases are primarily due to increased sales of our oils to our infant formula licensees. Over 95% of our nutritional product sales in the quarter and the six months ended April 30, 2003 relate to the sale of our oils for use in infant formulas. Although we do not have definitive information into what countries the infant formula containing our oils are ultimately sold into, we believe that approximately 60% of the increase in sales to infant formula licensees for the second quarter and first half of the year as compared to the same periods in the prior year relates to U.S. sales. The first infant formulas containing our oils were introduced in the U.S. in the first quarter of 2002. Approximately $535,000 of the increase for the second quarter, and $1.1 million of the increase for the first half of the year, as compared to the same periods in the prior year, are from revenue related to the ongoing operations of Martek Boulder.

Over 97% of our nutritional product sales in the quarter and the six months ended April 30, 2003 was generated by sales of DHA and ARA to three companies. Approximately two-thirds of these sales were to Mead Johnson and approximately one-third were to Wyeth and Abbott. Collectively, these three companies are currently manufacturing infant formulas supplemented with our oils for sale in the U.S., and in over 30 countries around the world. We anticipate sales of nutritional products will continue to grow as new infant formulas containing our oils are introduced by new licensees and by current licensees in additional countries. We also anticipate that sales of our nutritional oils will continue to grow in countries where our oils are currently sold.

Sales of fluorescent detection products remained flat in the quarter ended April 30, 2003, as compared to the quarter ended April 30, 2002, and increased $79,000 or 21% in the six months ended April 30, 2003 as compared to the same period last year.

Other revenue, which consists primarily of revenues from research and development contracts, grants and third party license agreements increased $21,000 or 78% in the quarter ended April 30, 2003, as compared to the quarter ended April 30, 2002, and increased $41,000 or 76% in the six months ended April 30, 2003, as compared to the same period last year.

As a result of the above, total revenues increased by $15.0 million or 132% in the quarter ended April 30, 2003, as compared to the quarter ended April 30, 2002, and increased $29.6 million or 170% in the six months ended April 30, 2003, as compared to the same period last year.

Cost of Product Sales and Royalties Our cost of product sales decreased as a percentage of product sales to 59% in the quarter ended April 30, 2003 as compared to 73% in the quarter ended April 30, 2002 and decreased to 60% in the six months ended April 30, 2003 as compared to 72% in the same period last year. This decrease was primarily due to lower costs from DSM, our third-party supplier of ARA. Seventy-eight percent of the decrease in our cost of ARA from DSM was a result of increased purchase volumes, while 22% of the decrease was as a result of the complete amortization of the start-up costs of DSM (previously included in the cost of ARA). These decreases were net of the impact of decreases in the exchange ratio between the Euro and the U.S. Dollar, which offset decreases in the cost of product sales by approximately 3% in the three and six month periods ended April 30, 2003 as compared to the same periods in the prior year. We expect continued decreases in the future costs of ARA from DSM as our sales volume increases; however future volume savings could be offset by continued decreases in the exchange ratio between the Euro and the U.S. Dollar. We also anticipate reductions in DHA oil production costs because of the following factors: (1) economies of scale are realized from increased output from the fermentation expansion which is currently in the start-up phase of production at our Winchester, KY production plant, and (2) yield improvements from our research and development efforts are realized.

Research and Development Our research and development costs decreased $665,000 or 20% in the quarter ended April 30, 2003 and decreased $789,000 or 13% in the six months ended April 30, 2003 as compared to the same periods last year. Our research and development expenses in the second quarter of 2003 have decreased as many of the large-scale development projects occurring in 2002 at the Company’s Winchester plant have been completed. This decrease was partially offset by the ongoing costs of Martek Boulder, which was acquired in April 2002, and added $493,000 in research and development costs in the quarter ended April 30, 2003, and added $1.1 million in the six months ended April 30, 2003, that we had not incurred in the same periods in the prior year.

Restructuring We had no restructuring charges or adjustments for the three months ended April 30, 2003 or during the same period in 2002. For the six months ended April 30, 2003, we reversed approximately $250,000 of expense related to the restructuring of our food and beverage sales efforts due to changes in previous estimates. We reduced the liability for employee separation benefits related to severance costs by approximately $264,000 and increased the restructuring reserve for net increases in other charges by approximately $14,000. The other costs that were adjusted include consultant termination fees, costs related to idle space and professional fees. As of April 30, 2003, the remaining liability related to the restructuring totals approximately $193,000 and is included in accrued liabilities.

Selling, General and Administrative Our selling, general and administrative costs increased by $2.0 million or 85% in the quarter ended April 30, 2003 and increased $3.7 million or 89% in the six months ended April 30, 2003 as compared to the same period last year. $977,000 of this increase for the quarter and $2.0 million of the increase for the first half of 2003 relates to operating costs associated with the ongoing operations at Martek Boulder that were not present in the same periods last year. The remainder of the increase primarily relates to increases in personnel, insurance costs and other overhead costs related to our overall corporate growth. We anticipate modest increases in these costs for the remainder of fiscal 2003.

Other Operating Expenses Other operating expenses in the quarter ended April 30, 2003 total $1.1 million and included $400,000 for an estimate of costs that we may incur as a result of the incident at the waste water treatment plant in Winchester, KY and $666,000 for start-up costs relating to the expansion in Winchester, KY. Start-up costs include costs related to unsuccessful fermentation runs in connection with the scale-up and validation of new equipment into our production process. We incurred other operating expenses of $11,000 in the quarter ended April 30, 2003 and $96,000 in the six months ended April 30, 2003 associated with evaluating and obtaining additional capacity for the production of our DHA and ARA oils, including costs associated with testing and validating the fermentation technology at FermPro. We anticipate the we will continue to incur these types of expenses for the remainder or 2003.

Other Income Our other income decreased by approximately $91,000 or 35% in the quarter ended April 30, 2003 and decreased $213,000 in the six months ended April 30, 2003 as compared to the same period last year. The primary reason for this decrease was that interest income decreased as short-term interest rates have continued to fall over the past year.

Net Income/(loss) As a result of the foregoing, we recognized approximately $3.1 million of net income in the quarter ended April 30, 2003 as compared to a net loss of ($17.9) million in the same period last year and net income of $5.2 million in the six months ended April 30, 2003 as compared to a net loss of ($20.9) million in the same period last year. The net loss in the three and six months ended April 30, 2002 included a charge for in-process research and development related to the purchase of OmegaTech of approximately $15.8 million.

Provision for Income Taxes We did not record a provision for income taxes in 2003 as we have net operating loss carryforwards for federal income tax purposes of $168.6 million at October 31, 2002, which will expire, if unused, in the year 2003 through the year 2022.

Liquidity and Capital Resources

At April 30, 2003, our primary source of liquidity was our cash, cash equivalents and short-term investments totaling $103.4 million. Cash, cash equivalents and short-term investments increased approximately $81.0 million since October 31, 2002. This increase was primarily attributable to approximately $83.7 million raised in a public offering of our common stock in April 2003. Operating activities provided approximately $4.0 million and the exercise of options and warrants provided approximately $6.4 million in the six months ended April 30, 2003. These cash inflows were offset by capital expenditures of $13.5 million during the period. Capital expenditures consisted primarily of expenditures for the further expansion of and improvements made to our production facility in Winchester, KY.

The table below sets forth our contractual obligations at April 30, 2003.

In thousands

		Less than			After
Contractual Obligation	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	19	19	—	—	—
Operating lease obligations	1,702	722	979	1	—
Unconditional purchase obligation	4,800	2,400	2,400	—	—
Other long-term obligation	3,250	3,250	—	—	—

Total contractual cash obligations	$9,771	$6,391	$3,379	$1	$—

The expansion, development and optimization of our production facilities continue to be the largest factors relating to our liquidity and capital resources. Since October 31, 2002, we have spent approximately $12.0 million on facilities and capital equipment relating to the expansion of our fermentation facility, offices, warehouse and packaging facilities. We are accelerating plans for further expansion of our facilities to meet anticipated future demand for our nutritional oils in 2004 and beyond and are considering expanding in one or more of the following ways:

•	constructing a second manufacturing plant;

•	funding, or partially funding, expansion of third-party manufacturing facilities; or

•	acquiring existing manufacturing facilities.

Based on preliminary estimates, we plan to spend between $25 to $35 million over the next twelve months and at least $40 to $50 million over the next two years for additional expansion and other capital projects including those to improve the production yields of our nutritional oils.

On February 25, 2003, we established a one-year, $10 million secured working capital line of credit facility with Allfirst Bank. We believe that our existing capital resources, combined with this line of credit, will provide us with adequate capital to meet our anticipated cash requirements for at least the next 24 months.

Off-Balance Sheet Arrangements

Martek does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as limited purpose interest entities, which include special purpose entities and structured finance entities.

Risk Factors

We have experienced significant operating losses each year since our inception and have not yet generated a sustained revenue stream to be a viable business in the long-term.

We have experienced net operating losses in each annual period since our inception. As of April 30, 2003, we have an accumulated deficit of $122.4 million. Our balance of cash, cash equivalents and short-term investments at April 30, 2003 was approximately $103.4 million. Although these resources, along with our $10 million secured working capital line of credit, which expires on February 28, 2004, should allow us to meet our current operating needs and planned capital expenditures for at least the next 24 months, we must achieve sustained profitability to generate the cash necessary to be a viable business in the long term, and at this time we have not yet generated a sustained source of revenue to achieve this.

A substantial portion of our nutritional products sales are made to three of our existing customers, and if demand by these customers for our nutritional products declines, our revenues may materially decline.

We rely on a substantial portion of our sales of nutritional products to three of our existing customers. Over 97% of our nutritional product sales in the quarter and the six months ended April 30, 2003 was generated by sales of DHA and ARA to three companies. Approximately two-thirds of these sales were to Mead Johnson and approximately one-third were to Wyeth and Abbott. We cannot guarantee that these customers will continue to demand our nutritional products at the current levels. If demand by any of these customers for our nutritional products declines, we may experience a material decline in our revenues.

If we are unable to successfully scale-up our production capacity or enter into favorable agreements with third parties to produce our oils, our customers may not be able to obtain a sufficient supply of DHA and ARA from us, and our future revenues from these products may be limited.

To meet our customers’ projected demand for our nutritional oils that are used to supplement infant formuals, we have developed a process for the large-scale production of our oils at our Winchester, Kentucky manufacturing plant. We estimate the worldwide infant formula market to be approximately $8.5 billion to $9.5 billion. If our licensees were to penetrate 100% of this market with DHA and ARA supplemented formulas, we estimate that we would receive greater than $400 million in revenues annually from these sales. To date, we believe our licensees’ products containing our oils have penetrated approximately 15% to 20% of the worldwide infant formula market. Our sales into the non-infant nutritional supplement and food and animal feed markets to date have been less then $10 million annually. The demand for our nutritional oils exceeded our customer’s initial forecasts in the first half of 2003, resulting in customer orders in excess of our planned production. As a result, we have requested from our customers that they provide us with longer lead-times to fill their orders. To the extent that demand continues to exceed our current production capabilities, we may be unable to provide the required quantities of oil cost-effectively and may experience backlogs or our customers may seek alternative sources of supply. Although some of our licensees have a right to manufacture DHA and ARA, we are not aware of any of our licensees doing so or preparing to do so. We believe that our initial fermentation expansion at our Winchester plant, which is currently in the start-up phase and should be up to full production in the last half of 2003, will be able to provide for revenues totaling approximately $140 to $160 million per year. However, our ability to maintain commercial production at these higher levels at our plant has not been tested successfully. As we increase our production at our Winchester plant and at other locations, we may encounter many risks associated with our commercial manufacturing such as:

•	the start-up phase of our fermentation expansion at our plant may not be completed in the timeframe that we have planned;

•	we may experience problems processing, handling and shipping the higher quantities of oil produced from this expansion;

•	the costs of expanding, operating and maintaining our production facility may exceed our expectations;

•	product defects may result;

•	product losses may be higher than we anticipate;

•	environmental and safety problems may result from our production process; and

•	the scale-up of our production process may result in regulatory issues.

If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition, or results of operations.

We also receive DHA for inclusion in infant formula from FermPro Manufacturing L.P. (“FermPro”), a contract fermentation company in South Carolina, under a 5-year manufacturing agreement which was signed in March 2002. If we are: (a) unable to cost effectively manufacture our DHA-containing oil at our Winchester plant; (b) unable to look to FermPro as a source of DHA sufficient to meet increased demand beyond our own capacity; (c) unable to enter into other satisfactory third-party manufacturing agreements; or (d) our licensees are unable to find alternative sources for our DHA-containing oil, then our licensees may not be able to meet future product demand and our future revenues may be limited.

Although we are able to produce ARA-containing oil at our Winchester plant, we have entered into an agreement with a third-party manufacturer, DSM Gist B.V. (“DSM”, formerly Royal Gist-Brocades B.V.), to supply all our ARA-containing oil through 2006. DSM is currently expanding its production capacity to provide us with sufficient quantities of ARA oil to supply approximately 30% to 40% of the worldwide infant formula market. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA-containing oil at our plant, which would reduce our DHA-containing oil production capacity, or enter into other third-party manufacturer supply agreements. If we are unable to find alternative supply sources or are unable to cost effectively manufacture the ARA-containing oil in our Winchester plant, our licensees may not be able to meet future product demand and our future revenues from sales of ARA-containing oils may be limited.

As a result of the acquisition of OmegaTech, Inc. (“OmegaTech”) on April 25, 2002 we also have several contractual agreements with third-party manufacturers to produce our DHA-containing oil for use in nutritional supplements, foods and animal feeds, including an agreement with C.P. Kelco U.S. Inc. Our DHA-containing oil used for these products is derived from a strain of algae that we obtained in the purchase of OmegaTech and is refered to as DHA-S.

Failure to effectively manage our growth could disrupt our operations and prevent us from generating the revenues and gross profit margins we expect.

In response to customer orders during the first half of fiscal year 2003 exceeding initial customer forecasts, we have been actively working to accelerate our production buildout plans to meet increased demand for our nutritional oils. To manage our growth we must successfully implement, constantly improve and effectively utilize our operational and financial systems while expanding our production capacity and workforce. We must also maintain and strengthen the breadth and depth of our current strategic relationships while developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth; we may not successfully control production costs and maintain current and anticipated gross profit levels, and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our growth, our business and future revenues will suffer.

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

Infant formula pricing is very competitive and the market is very sensitive to product price changes. Because the inclusion of our oils into infant formula may add 10% to 20% to the retail cost of standard infant formula, there is the risk that our licensees may not be able to sell supplemented products at prices that will allow them to gain broad market acceptance while, at the same time, remaining profitable. This may lead to price pressure on us. If we have to reduce our prices, we may not be able to sell products at a price that would enable us to be profitable. We are prohibited from granting a license to any party for the inclusion of our nutritional oils in infant formula with payment terms or royalty rates that are more favorable than those provided to the licensees under the terms of several of our current license agreements without either the written consent of those current licensees or prospectively offering such new more favorable terms to those current licensees. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and all of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources.

If market demand for our products continues to grow, we will need significant additional capital to expand our production capability. We may also need additional capital in the future to continue our research and development efforts, conduct product testing, including preclinical and clinical trials, and market our products.

Our nutritional oil sales are increasing and meeting demand will require expanding our production capability for our nutritional oils. We have just completed an initial fermentation expansion plan at our Winchester facility which cost approximately $16 million, and our office, warehouse and packaging expansion at the site cost an additional $4 million. At April 30, 2003, we had approximately $103.4 million in cash, cash equivalents and short-term investments available to meet future capital requirements. We believe that approximately $40 million to $50 million may be needed over the next 24 months to fund additional expansion of our production capacity (at our Winchester facility and at other third-party manufacturing facilities), our research and development, product testing, and marketing activities. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and/or nutritional supplements for children and adults; (c) whether or not we enter into collaborations with other third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.

To continue to fund our growth, we may pursue various sources of funding, which may include debt financing, equity issuances, asset based borrowing, lease financing, and collaborative arrangements with partners. We have recently established a one-year secured working capital credit line of $10 million. More extensive debt financing arrangements may require us to comply with financial covenants, which we may not be able to meet. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. Future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patent rights, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs, which may have a material adverse affect on our future business.

The market price of our common stock may experience a high level of volatility due to factors such as its relative illiquidity, the volatility in the market for biotechnology stocks generally, and the effect of short term events like product launches and license announcements.

We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending April 30, 2003, our common stock traded between $34.38 and $12.50 per share. During the fifty-two week period ending April 30, 2002, our common stock traded between $34.25 and $13.73 per share. The following are examples of items that may significantly impact the market price for our common stock:

•	announcements of technical innovations, new commercial products and product launches;

•	arrangements or strategic partnerships by us or our competitors;

•	announcements of license agreements, acquisitions or strategic alliances;

•	patent or other intellectual property achievements or disputes;

•	quarterly fluctuations in our results of operations;

•	failure to scale-up our commercial manufacturing or enter into favorable third-party manufacturing agreements;

•	announcements of product launches by competitors;

•	regulatory decisions (approvals or disapprovals) concerning our products and our competitors’ products;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts; and

•	general market conditions for growth companies and bioscience companies.

Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to handle a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.

The market liquidity for our stock is relatively low. As of April 30, 2003, we had 26,753,475 shares of common stock outstanding. The average trading volume in our common stock during the fifty-two week period ending April 30, 2003 was 308,840 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price which is satisfactory to you.

If significant shares eligible for future sale are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.

As of April 30, 2003, we had 26,753,475 shares of common stock outstanding, stock options outstanding to purchase an aggregate of 4,567,141 shares of common stock, all of which are exercisable at below current market prices, and warrants outstanding to purchase up to 251,299 shares of common stock at an exercise price of $19.05 per share. To the extent that these options and warrants for our common stock are exercised or we issue additional shares to raise capital in connection with acquisitions or otherwise, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.

We have agreed to issue and register for resale up to 2,290,533 additional shares, subject to certain adjustments, to former OmegaTech stockholders, if certain operational and financial milestones are achieved between now and October 31, 2004. As a result, a substantial number of new shares may be issued and become eligible for resale if these milestones are achieved. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, which could limit your ability to sell at a price satisfactory to you. One of these milestones relates to to the granting of

Novel Foods approval in Europe for the OmegaTech DHA oil. In June 2003, the Commision of the European Communities granted approval of the use of this oil in foods in Europe, meeting the conditions of this milestone. The total amount of our common stock that will be issued relating to this additional consideration is up to approximately 350,000. The payment of this additional consideration will be recorded as goodwill.

Our current patents may not be able to provide protection against competitive products and we may be unable to protect our intellectual property portfolio in the future.

European and United States patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our issued patents, or patents that we may obtain in the future, may not afford adequate protection against competitors with competing technology because governmental agencies may revoke our patents or may limit the scope of our patents. If this happens, companies may be able to produce products using our previously patented technology. A number of our competitors have challenged the validity of our patents, particularly in Europe:

•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office revoked our patent on the grounds that it is not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the European Patent Office, setting aside the prior decision to revoke this patent. Consistent with our request, the patent will now be returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. During this process the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2004, at the earliest.

•	BASF A.G., F. Hoffman-LaRoche A.G., Friesland Brands B.V., Societe des Produits Nestle S.A., and Suntory Limited have filed in the European Patent Office their grounds for opposing our ARA patent issued by the European Patent Office. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

•	BASF A.G., F. Hoffman-LaRoche A.G., Societe des Produits Nestle S.A., and Suntory Limited have filed in the European Patent Office their grounds for opposing our blended-oils (blend of DHA and ARA oils) patent issued by the European Patent Office. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

•	Aventis Research and Technologies GmbH & Co. KG and Nagase Limited have filed in the European Patent Office their grounds for opposing our patent covering the DHA-containing oils that we assumed in the OmegaTech purchase. At a hearing in December 2000, the Opposition Division of the European Patent Office upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process, the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2004, at the earliest.

•	Suntory Limited, of Osaka, Japan, is opposing our blended oils patent in Japan and our ARA patent in Japan and South Korea. The Japanese Patent Office has revoked the claims of the blended oils patent, and Martek is appealing the decision to the Tokoyo High Court. Suntory has also contacted us and asserted that the sale of certain of our products may infringe one or more of their patents in Japan and Australia and that certain of our patents may be invalid. We have been discussing with Suntory how this matter might be resolved amicably, but we cannot provide any guarantee that such discussions will lead to an amicable resolution of this matter. Although attempts are being made to keep discussions open, little positive progress has been made to date. None of our infant formula licensees currently markets supplemented infant formula products in Japan and there are minor sales in Australia.

•	Friesland Brands B.V. has filed in the European Patent Office their grounds for opposing our patent covering the production of ARA-containing oils that we assumed in the OmegaTech purchase. We have until September 2003 to respond to the opposition. The validity of the patent is unaffected by this filing.

If any of the challenges described above or any other challenges to our patents which may arise in the future are successful, our competitors may be able to produce our products and, as a result, we may experience decreases in the future sales of our nutritional oils, decreases in the revenues on sales of infant formula containing our oils and decreases in license fees related to our oils. If our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. The revocation of our European DHA patent, ARA patent or blended-oils patent could result in a decrease in revenues under our license agreements.

We expect that in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We believe that challenges to our suite of U.S. patents may arise in the future. We may incur substantial costs in the future defending our patents and cannot assure you that we will be able to successfully defend our patents or that our competitors will not be able to “design around” our intellectual property.

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

We believe that, to date, we have developed the purest forms of DHA and ARA oils commercially available; however, we are aware that other sources of DHA and ARA are available. Specifically:

•	the Ross Products Division of Abbott Laboratories filed a Generally Recognized as Safe notification on January 2, 2002 seeking FDA concurrence that its fish oil source of DHA and its fungal source of ARA are Generally Recognized as Safe when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA;

•	some infant formulas now on the market outside the United States use DHA derived from other sources, such as fish or eggs. Only a very small percentage of supplemented infant formulas currently marketed outside the United States contain DHA and ARA that have not been produced by us;

•	some baby food products now on the market in the United States use DHA derived from eggs;

•	fish oil based products currently dominate the adult DHA supplement market;

•	we are aware that Nutrinova, a division of Celanese A.G., has recently announced plans to market a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States. We are currently unable to evaluate the competitive threat that may arise with respect to this announcement; and

•	we are aware of the development of microencapsulated fish oil products by several large companies, including BASF and F. Hoffman-LaRoche Ltd. Although microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is significantly more costly than regular fish oil. Because fish oil is significantly less costly than our DHA oil, fish oil may present a substantial competitive threat.

To date no other sources of DHA and ARA have received clearance from the FDA for inclusion in U.S. infant formulas.

Experts differ in their opinions on the importance of DHA and ARA in infant formula. Some experts feel that they are not necessary ingredients for infant development and that supplemented formulas will remain a premium product and never gain widespread acceptance. If this occurs, or if clinical trials that are now ongoing do not yield positive results on the benefits of DHA on cardiovascular or other health problems, our future revenues may be limited in the infant formula market as well as the adult supplement market.

Ultimately our success in the infant formula industry depends on growing acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formula without our oils contains sufficient precursor fats that infants can convert into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, we are subject to the risk that the use of DHA and ARA in infant formula may never gain widespread acceptance. As of April 30, 2003, our products have been in the U.S. infant formula market for approximately 14 months and we believe that these products have penetrated approximately 22% to 23% of the U.S. infant formula market. Internationally, our products have been included in term infant formula in over 30 countries. Many of these introductions have occurred in the last 2-3 years. We estimate that our products have penetrated approximately 15% to 20% of the international infant formula market. Combined, these markets brought us revenues of approximately $44.7 million in the first half of 2003.

In addition to sales into the infant formula market, approximately 3% of our fiscal 2003 second quarter nutritional product revenues came from sales of our nutritional oils to the food and adult supplement market. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food ingredients or nutritional supplements outside of the infant formula market, we believe that further clinical studies are needed to validate the benefits of DHA supplementation. Accordingly, we are sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we are aware of research being conducted regarding the impact of DHA supplementation on certain visual and neurological disorders. Unless these studies, which are more extensive than earlier pilot studies, establish and quantify the positive impact of DHA supplementation, we may only have a limited adult market opportunity.

If the FTC finds that our advertising claims related to our DHA and ARA products cannot be adequately substantiated, we could be required to alter our advertising claims or take other remedial steps.

The Federal Trade Commission (“FTC”) regulates certain aspects of the advertising and marketing of our products. Under the Federal Trade Commission Act, a company must be able to substantiate both the express and implied claims that are conveyed by an advertisement.

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

Our business would be harmed if we fail to comply with applicable federal and state regulatory requirements.

In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements and records and other documentation controls. As the manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and may be used in food and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

Our opportunity in the U.S. infant formula market may be limited by the adoption rate of supplemented formulas into the Women, Infants and Children (WIC) program.

We estimate that our total U.S. market opportunity for sales of supplemented infant formula to be over $150 million, and that almost $100 million of this opportunity will come from WIC funded sales. Each WIC state agency provides only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Since early 2002, approximately 20 state WIC programs have adopted a brand of infant formula supplemented with our oils. If our licensees do not attempt to gain adoption of a supplemented brand of infant formula in other states, other state WIC agencies do not agree to adopt a supplemented infant formula into their WIC program, supplemented formulas are removed from WIC programs that previously adopted them, or if any of our licensees fail to renew, in a timely fashion, their contract rewards from WIC agencies for the adoption of a supplemental infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited.

We may be affected by an incident involving a wastewater treatment facility near our plant in Kentucky.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. We are in the process of evaluating the state fire marshal’s report. Although n-hexane was found at the site of the incident, there may have been other contributing factors, including the presence of other flammable substances that were not discharged from our plant. Production at our facility has not been negatively impacted by these events. We have entered into discussions with the Winchester Municipal Utilities and its insurer as to our financial responsibility, if any, for property damage sustained by the public wastewater treatment works in Winchester, KY as a result of the explosion. We have requested, and are awaiting the receipt of further information from the utility and its insurer regarding the details of the incident. We accrued $400,000 in the quarter ended April 30, 2003 to account for an estimate of costs that we may incur as a result of this incident. In addition to liabilities for property damage, this incident could delay the issuance of certain permits required for the expansion of our existing plant and the construction of a new plant in Winchester, resulting in a delay in additional product capacity and revenue potential. While the matter is still in the preliminary stages and we cannot be certain of its ultimate outcome, we believe that it will not have a material adverse impact on our production, financial condition or results of operations.

We may be affected by the fact that an employee of an underwriter sent unauthorized e-mails to potential investors in our April 2003 follow-on offering.

Prior to the effectiveness of the registration statement covering the shares of our common stock being sold in our April 2003 follow-on offering, an employee of Citigroup, the lead managing underwriter in this offering, distributed unauthorized e-mails regarding this offering to 10 institutional investors. These e-mails contained the employee’s views of our market position, with which we do not agree, as well as our historical financial results and the employee’s own views about our prospects for revenue growth. We did not authorize the distribution of these e-mails and had no knowledge of their content prior to their distribution.

These e-mails may constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the distribution of these e-mails by Citigroup did constitute a violation of the Securities Act of 1933, persons who received one of these e-mails and who purchased our common stock in this offering may have the right, for a period of one year from the date of the violation, to obtain recovery of the consideration paid in connection with their purchase of our common stock or, if they had already sold their stock, attempt to recover losses resulting from their purchase of our common stock. Any liability would depend on the number of shares purchased by the recipients. We do not believe that we will be subject to any material liability as a result of the distribution of the e-mails.

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

Not applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Martek’s Annual Meeting of Stockholders was held on March 20, 2003. Following are descriptions of the matters voted on and the results of such voting:

     1.     Election of Directors. The following members were elected to Martek’s Board of Directors to hold office for the periods indicated below:

	Elected Until
	Annual Meeting
Nominee	To Be Held	In Favor	Withheld

Gordon S. Macklin	2006	19,227,058	63,727
William D. Smart	2006	19,260,058	30,727
Robert J. Flanagan	2006	19,262,660	28,125
Richard J. Radmer	2006	19,256,760	34,025

Directors continuing in office:

Henry Linsert, Jr.
Jules Blake, Ph.D.
Ann L. Johnson, M.D.
Sandra Panem, Ph.D.
Douglas J. MacMaster, Jr.
John H. Mahar
Eugene H. Rotberg

     2.     The proposal to approve an additional 300,000 shares of common stock reserved for issuance under the Company’s 2002 Stock Incentive Plan was approved by a vote of 16,725,415 For; 1,657,578 Against; 907,792 Abstain.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.50: License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed herewith).*

Exhibit 99.1: Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

(b)	Reports on Form 8-K:

Form 8-K filed on February 26, 2003 (Items 7 and 9 – press release announcing the closing of a one-year $10 million secured working capital line of credit facility with Allfirst Bank.)

Form 8-K filed on April 8, 2003 (Items 5 and 7 – press release concerning report from the Office of the Kentucky State Fire Marshal regarding the wastewater treatment facility incident.)

Form 8-K/A filed on April 1, 2003 (amending the 8-K filed on May 3, 2002 to include the Martek and OmegaTech unaudited pro forma condensed consolidated financial information for the year ended October 31, 2002.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION

(Registrant)

Date: June 16, 2003	/s/ Peter L. Buzy

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

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

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Peter L. Buzy

Peter L. Buzy
Chief Financial Officer