Form 10-Q
period 2003-07-31
MARTEK BIOSCIENCES CORP
filed 2003-09-15
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From_______to_______

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

Common stock, par value $.10 per share: 27,547,729 shares outstanding as of September 9, 2003

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

	July 31,	October 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,681	$20,419
Short-term investments and marketable securities	75,751	2,000
Accounts receivable, net	19,505	9,597
Inventories, net	12,018	9,718
Other current assets	4,133	1,312

Total current assets	143,088	43,046
Property, plant and equipment, net	54,333	36,506
Goodwill	38,823	25,568
Intangible asset-current products, net	9,761	10,295
Other intangible assets, net	8,358	8,202
Other assets	762	695

Total assets	$255,125	$124,312

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,729	$3,854
Accrued liabilities	12,788	6,798
Notes payable	3,121	—
Current portion of unearned revenue	2,117	1,937

Total current liabilities	21,755	12,589
Long-term portion of unearned revenue	9,244	2,246
Commitments	—	3,500
Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 27,398,284 and 23,331,091 shares issued and and outstanding at July 31, 2003 and October 31, 2002, respectively	2,740	2,333
Additional paid-in capital	339,191	231,224
Deferred compensation	—	(20)
Accumulated deficit	(117,805)	(127,560)

Total stockholders’ equity	224,126	105,977

Total liabilities and stockholders’ equity	$255,125	$124,312

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Operations
(Unaudited - $ in thousands, except share and per share data)

	Three months ended July 31,		Nine months ended July 31,

	2003	2002	2003	2002

Revenues:
Product sales:
Nutritional product sales	$28,748	$13,320	$75,183	$30,277
Fluorescent detection product sales	292	197	754	580

Total product sales	29,040	13,517	75,937	30,857
Other revenue	75	27	170	80

Total revenues	29,115	13,544	76,107	30,937
Costs and expenses:
Cost of product sales	17,017	8,538	45,001	21,007
Research and development	3,248	2,947	8,692	9,180
Acquired in-process research and development	—	—	—	15,788
Restructuring	—	1,266	(250)	1,266
Selling, general and administrative	4,349	4,515	12,252	8,707
Other operating expenses	247	255	1,313	350

Total costs and expenses	24,861	17,521	67,008	56,298

Income/(loss) from operations	4,254	(3,977)	9,099	(25,361)
Other income:
Interest income, net	288	144	417	481
Other income	61	89	239	272

Total other income	349	233	656	753

Net income/(loss)	$4,603	$(3,744)	$9,755	$(24,608)

Net income/(loss) per share
Basic	$0.17	$(0.16)	$0.39	$(1.14)

Diluted	$0.16	$(0.16)	$0.37	$(1.14)

Weighted average common shares outstanding
Basic	27,050,781	23,191,561	24,793,415	21,543,903
Diluted	29,399,615	23,191,561	26,544,481	21,543,903

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited - $ in thousands)

	Nine Months Ended July 31,

	2003	2002

Operating activities:
Net income/(loss)	$9,755	$(24,608)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	2,346	1,366
Amortization	1,345	396
Loss on disposal of assets	260	—
Amortization of deferred compensation	20	189
Acquired in-process research and development	—	15,788
Changes in operating assets and liabilities:
Accounts receivable	(9,908)	(2,439)
Inventories	(2,300)	(943)
Other assets	(3,192)	(614)
Accounts payable	(125)	(1,807)
Accrued liabilities	5,946	(1,112)
Unearned revenue	7,178	(133)

Net cash provided by/(used in) operating activities	11,325	(13,917)
Investing activities:
Purchase of short-term investments and marketable securities	(75,751)	(9,976)
Proceeds from sale of short-term investments and marketable securities	2,000	8,000
Capitalization of patent costs	(908)	(713)
Purchase of property, plant and equipment	(20,459)	(13,854)
Additional cash consideration related to the acquisition of OmegaTech	940	211

Net cash used in investing activities	(94,178)	(16,332)
Financing activities:
Principal payments on capital leases	(107)	(44)
Proceeds from the exercise of warrants and options	10,881	9,173
Proceeds from the issuance of common stock, net of issuance costs	83,341	21,289

Net cash provided by financing activities	94,115	30,418

Net increase in cash and cash equivalents	11,262	169
Cash and cash equivalents at beginning of period	20,419	20,645

Cash and cash equivalents at end of period	$31,681	$20,814

Supplemental disclosure of non-cash transactions:
Common stock issued as additional consideration related to the acquisition of OmegaTech	$14,152	—

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity
(Unaudited - $ in thousands)

	Common Stock		Additional
			Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at October 31, 2002	23,331,091	$2,333	$231,224	$(20)	$(127,560)	$105,977
Issuance of common stock, net of issuance costs	2,922,250	292	83,049	—	—	83,341
Issuance of common stock in connection with the OmegaTech acquisition	358,566	36	14,116	—	—	14,152
Exercise of stock options and warrants	786,377	79	10,802	—	—	10,881
Amortization of deferred compensation	—	—	—	20	—	20
Net income	—	—	—	—	9,755	9,755

Balance at July 31, 2003	27,398,284	$2,740	$339,191	$—	$(117,805)	$224,126

     See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2002.

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

Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue is recognized on product sales when goods are shipped. Cash received as a payment on future purchases is deferred and recognized as revenue as the related shipments are made. Royalty revenue is recognized when product is sold to the end users. Cash received as a prepayment on future royalties is deferred and recognized as product is sold to the end users. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Revenues on cost reimbursement and fixed price contracts are recognized on the percentage of completion method of accounting as costs are incurred. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned. At July 31, 2003, the Company had approximately $2.1 million in short-term and $9.2 million in long-term unearned revenue relating to third-party license agreements and prepayments on product purchases.

Stock-Based Compensation The Company accounts for its employee stock option plans using the intrisic value method under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income /(loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value method in accordance with SFAS No. 123. The Company has adopted the disclosure SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.”

The following table illustrates the effect on net income /(loss) and earnings /(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Three months		Nine months
	ended July 31,		ended July 31,

In thousands, except per share amounts	2003	2002	2003	2002

Net income/(loss) as reported	$4,603	$(3,744)	$9,755	$(24,608)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(4,673)	(6,159)	(11,782)	(11,226)

Pro forma net loss	$(70)	$(9,903)	$(2,027)	$(35,834)

Earnings/(loss) per share:
Basic - as reported	$0.17	$(0.16)	$0.39	$(1.14)

Basic - pro forma	$(0.00)	$(0.43)	$(0.08)	$(1.66)

Diluted - as reported	$0.16	$(0.16)	$0.37	$(1.14)

Diluted - pro forma	$(0.00)	$(0.43)	$(0.08)	$(1.66)

The effect of applying SFAS No. 123 on pro forma net income/(loss) and per share calculations for the three and nine months ended July 31, 2003, as stated above, is not necessarily representative of the effect on reported net income /(loss) and earnings /(loss) per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The weighted average fair value of the options granted under the various stock option plans for the three and nine months ended July, 31, 2003 is $25.60 and $18.69 per share, respectively, for options whose exercise price equals fair market value on the date of the grant, using the Black-Scholes option-pricing model with the following assumptions:

	Three months		Nine months
	ended July 31,		Ended July 31,

	2003	2002	2003	2002

Expected volatility	75.0%	68.2%	74.7%	68.2%
Risk-free interest rate	3.1%	4.5%	3.4%	4.5%
Expected average life of options	7 years	7 years	7 years	7 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Recent Accounting Pronouncements In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 had no material impact on the Company’s financial statements.

2.     Short-term Investments and Marketable Securities

Available-for-sale securities consisted of short-term obligations of the U.S. government, U.S. government agencies, municipalities and corporations and totaled $75.8 million at July 31, 2003 and $2.0 million at October 31, 2002. There were no unrealized holding gains or losses on these available-for-sale securities as of July 31, 2003 and October 31, 2002. In addition, there were no realized gains or losses recorded for the three and nine months ended July 31, 2003. At July 31, 2003 and October 31, 2002 the estimated fair value of these securities approximated cost.

3. Inventories

Inventories consist of the following:

	July 31,	October 31,
In thousands	2003	2002

Finished products	$5,594	$3,443
Work in process	6,341	6,078
Raw materials	527	397

Total inventory	12,462	9,918
Less inventory reserve	(444)	(200)

Net inventory	$12,018	$9,718

4.     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	July 31,	October 31,
In thousands	2003	2002

Land	$150	$150
Buildings and improvements	4,568	1,871
Machinery and equipment	46,568	23,906
Furniture and fixtures	2,358	1,598
Leasehold improvements	556	556
Construction-in-progress	14,014	19,960

Property, plant and equipment	68,214	48,041
Less accumulated depreciation	(13,881)	(11,535)

Net property, plant and equipment	$54,333	$36,506

5.     Goodwill and Intangible Assets

Intangible assets and related accumulated amortization consist of the following:

	As of July 31, 2003			As of October 31, 2002

		Accumulated			Accumulated
In thousands	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$1,833	$(210)	$1,623	$1,809	$—	$1,809
Patents	6,116	(889)	5,226	5,287	(602)	4,685
Core technology	1,708	(199)	1,509	1,708	—	1,708
Current products	10,676	(915)	9,761	10,676	(381)	10,295
Goodwill	38,822	—	38,823	25,568	—	25,568

Total	$59,155	$(2,213)	$56,942	$45,048	$(983)	$44,065

The Company recorded amortization expense of approximately $455,000 and $321,000 during the three months ended July 31, 2003, and July 31, 2002, respectively, and $1.3 million and $395,000 during the nine months ended July 31, 2003 and July 31, 2002, respectively.

The OmegaTech, Inc. purchase agreement provides for additional stock consideration of up to $40 million if certain milestones are met. One of these milestones relates to the granting of Novel Foods approval in Europe for the OmegaTech DHA oil. In June 2003, the Commission of the European Communities granted approval of the use of this oil in foods in Europe, meeting the conditions of this milestone. Accordingly, the Company issued approximately 358,566 shares of common stock on June 30, 2003, valued at approximately $14.2 million. The payment of this additional consideration was recorded as goodwill.

6.     Note Payable and Other Short-term Borrowings

In connection with the purchase of OmegaTech, Inc., the Company assumed an obligation to pay a minimum of $7.0 million over the next eight years associated with an agreement with a third party relating to human and animal applications for OmegaTech’s DHA. On December 20, 2002 the Company signed an amendment to this agreement under which the Company paid $500,000 and signed a non-interest bearing promissory note for $3.25 million in exchange for the discharge of all future obligations under the agreement. The first payment under the note of $1.0 million was paid in August of 2003 with the remainder due in December of 2003. The Company imputed interest on the note at 4.5%, or approximately $129,000, the balance of which is classified as accrued liabilities on the consolidated balance sheets.

On February 25, 2003, the Company established a one-year, $10 million secured working capital line of credit facility with a financial institution at a rate that approximates the prime rate. The credit facility is secured primarily by the Company’s accounts receivable and inventories. The Company incurred a $20,000 commitment fee that is being amortized over the life of the agreement. At July 31, 2003 the Company had no borrowings under this line of credit facility.

7.     Restructuring Liability

On July 29, 2002, the Company announced a restructuring of the food and beverage sales and marketing efforts in Boulder, Colorado, which included the termination of eight employees and five consultants. Costs estimated at the time of the restructuring included employee separation benefits, such as severance, medical, and other benefits, and other costs such as consultant terminations costs, idle office space and professional fees. The following table summarizes the activity related to the liability for restructuring costs as of July 31, 2003:

	Employee
	Separation	Other
In thousands	Benefits	Charges	Total

Initial charge in the third quarter of fiscal 2002	$766	$500	$1,266
Cash payments	(242)	(187)	(429)

Balance at October 31, 2002	524	313	837
Cash payments	(34)	(25)	(59)
Adjustments (1)	(264)	14	(250)

Balance at January 31, 2003	$226	$302	$528
Cash payments	(226)	(109)	(335)

Balance at April 30, 2003	$—	$193	$193

Cash payments	—	(20)	(20)

Balance at July 31, 2003	$—	$173	$173

(1)	Due to changes in previous estimates, the Company reduced its liability for employee separation benefits related to severance costs. Additionally, the Company increased the restructuring liability related to other charges such as consultant termination fees and costs related to idle space. The net result of the related adjustments to the restructuring liability was a reversal of $250,000 in the fiscal quarter ended January 31, 2003.

8.     Commitments

As a result of the acquisition of OmegaTech, Inc., the Company is subject to a prior commitment to purchase a minimum quantity of DHA biomass on favorable terms from a third party manufacturer. The three-year commitment expires on December 31, 2004 and totals approximately $2.4 million per year. As of July 31, 2003, the Company’s remaining commitment for calendar year 2003 was approximately $1.7 million. The Company has open purchase orders totaling $1 million against this remaining obligation.

9.     Public Offering of Common Stock

On April 22, 2003 the Company completed a follow-on public offering of its common stock in which 2,922,250 shares were issued at a price of $30.25 per share. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $83.3 million.

10.     Net Income/(loss) per Share

The following table presents the calculation of basic and diluted net income/(loss) per share.

	Three months ended July 31,		Nine months ended July 31,

In thousands, except per share amounts	2003	2002	2003	2002

Net income/(loss)	$4,603	$(3,744)	$9,755	$(24,608)
Weighted average shares outstanding - basic	27,051	23,192	24,793	21,544
Effect of dilutive potential common shares:
Employee stock options	2,242	—	1,646	—
Warrants	107	—	105	—

Total dilutive potential common shares	2,349	—	1,751	—

Weighted average shares outstanding - diluted	29,400	23,192	26,544	21,544

Net income/(loss) per share - basic	$0.17	$(0.16)	$0.39	$(1.14)

Net income/(loss) per share - diluted	$0.16	$(0.16)	$0.37	$(1.14)

Employee stock options to purchase approximately 1,900,433 million shares in the third quarter of fiscal 2003 were outstanding, but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company’s stock for the quarter, and therefore, the effect would have been antidilutive. None of the approximately 4.5 million employee stock options and 491,000 warrants outstanding in the third quarter of fiscal 2002 was included in the computation of diluted net loss per share because the effect on net loss would have been antidilutive.

11.     Subsequent Event

On September 5, 2003, the Company completed a transaction to purchase certain of the assets and assume certain of the liabilities of FermPro Manufacturing, LP, a Georgia limited partnership (“FermPro”), located in Kingstree, SC. The purchase price of the assets acquired included consideration of approximately $10.6 million, comprised of $5 million cash and 124,788 shares of Martek’s common stock of which 74,873 shares were placed in escrow and which shall be distributed upon the occurrence of certain events. In addition, a $10.0 million secured note was assumed as part of the agreement. This note has a stated interest rate of 5% for a term of approximately 10 years. Payments through December 31, 2003 are interest only. Martek Biosciences Kingstree Corporation (“Martek Kingstree”) has been formed as a wholly-owned subsidiary of Martek Biosciences Corporation for the purpose of holding such assets and assumed liabilities of FermPro. The addition of the Kingstree facility will add to the Company’s production capabilities as well as establish a second manufacturing facility with redundant capabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

-	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, production expansion, margin and productivity improvements, applications and potential collaborations and acquisitions;

-	expectations regarding sales and royalties by and from our infant formula licensees;

-	expectations regarding marketing of our oils by our infant formula licensees;

-	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils and purchase of third-party manufactured oils, including the impact of currency exchange rates;

-	expectations regarding production capacity and our ability to meet future demands for our DHA and ARA oils;

-	expectations regarding future research and development costs;

-	expectations regarding our expansion at our Winchester, KY and our Kingstree, SC facilities;

-	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;

-	expectations regarding production from the Martek Biosciences Kingstree Corporation (“Martek Kingstree”) facility; and

-	expectations regarding costs that may be incurred relating to the incident at the waste water treatment plant in Winchester, KY.

Forward-looking statements include those statements containing words such as:

-	“will,”

-	“should,”

-	“could,”

-	“anticipate,”

-	“believe,”

-	“plan,”

-	“estimate,”

-	“expect,”

-	“intend,” and other similar expressions.

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

In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996, we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our fluorescent detection products. We currently have license agreements with thirteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis, Maarbarot, Heinz-Wattie’s, Laboratorios Ordesa and four companies whose identity we have agreed not to disclose at this time. Collectively, these companies represent more than 70% of the estimated $8.5 to

$9.5 billion worldwide wholesale market for infant formula and 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of W.I.C. rebates. The market size is higher than our previous estimates of $7.5 to $8.0 billion due to new market data, which is more encompassing of all infant formula producers and of all regions of the world where formulas are marketed, as well as all segments of the infant formula market, including toddler milk. Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis and Maarbarot are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The six licensees that are not currently marketing term infant formula products containing our oils represent less than 5% of the estimated worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being marketed in the United States.

In April 2002, we purchased OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”) a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its revenues mainly consisted of sales of DHA into the dietary supplement, food, beverage, and animal feed markets. We acquired OmegaTech to obtain its low-cost DHA oil and related intellectual property for use in the adult supplement markets and future use in the food and beverage markets. We refer to this DHA oil, which comes from a different strain of algae than the strain that we use for the production of DHA for inclusion in infant formulas, as DHA-S.

In June 2003, the Commission of the European Communities authorized the use of our DHA-S oil for human consumption. The commission declared that our DHA-S may be marketed in the European Community as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and medical foods in the European Community.

We have incurred losses in each year since our inception. At July 31, 2003, our accumulated deficit was approximately $117.8 million. Although we anticipate significant growth in sales of our nutritional oils, and we achieved an operating profit for the last four consecutive fiscal quarters, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

•	the timing of additional production capacity by ourselves and by our third party manufacturers;

•	the timing of infant formula market introductions by our licensees;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the timing and extent of acceptance of products containing our oils under state-sponsored reimbursement programs in the U.S.;

•	the acceptance of these products by consumers;

•	competition from alternative sources of DHA and ARA; and/or

•	agreements with other future third-party collaborators to market our products or develop new products.

Because of this, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

Acquisitions

The OmegaTech, Inc. purchase agreement provides for additional stock consideration of up to $40 million if certain milestones are met. One of these milestones relates to the granting of Novel Foods approval in Europe for the OmegaTech DHA oil. In June 2003, the Commission of the European Communities granted approval of the use of this oil in foods in Europe, meeting the conditions of this milestone. Accordingly, approximately 358,566 shares of our common stock, valued at approximately $14.2 million, were issued during the third quarter related to this additional consideration. The payment of this additional consideration was recorded as goodwill. The remaining three milestones, totaling $30 million in additional stock considerations remain in effect through October 31, 2004.

On September 5, 2003, we completed the transaction to purchase certain of the assets and assume certain of the liabilities of FermPro Manufacturing, LP, a Georgia Limited Partnership (“FermPro”) located in Kingstree, SC, pursuant to an Asset Sale and Purchase Agreement dated July 21, 2003, as amended. The purchase price of the assets acquired included a payment of approximately $10.6 million, comprised of $5 million in cash and 124,788 shares of our common stock of which 74,873 shares were placed in escrow and shall be distributed upon the occurrence of certain events as set forth in the Asset Sale and Purchase Agreement dated July 21, 2003, as amended. In addition, a $10.0 million secured note was assumed as part of the transaction. This note has a stated interest rate of 5% and a maturity date of December 31, 2014. Payments through December 31, 2003 are comprised of interest only. Martek Biosciences Kingstree Corporation (“Martek Kingstree”) was formed as a wholly-owned subsidiary of Martek Biosciences Corporation for the purpose of holding such assets and assumed liabilities of FermPro. The addition of the Kingstree facility will add to our production capabilities as well as establish a second manufacturing facility with redundant capabilities.

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

Management Outlook

We believe that the outlook for future revenue growth remains positive, although quarterly results may show fluctuations. Specifically, we believe that for the remainder of fiscal 2003, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets, and term infant formulas containing our oils will also be introduced in additional countries. To date, seven of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being marketed in the United States and we expect these sales to increase in fiscal 2003.

In June 2003, Nestec Ltd. (“Nestle”) and Martek entered into a worldwide license agreement relating to our technology pertaining to the use of DHA and ARA as an ingredient in infant formulas. The agreement provides for up-front non-refundable cash consideration of $8 million, consisting of a $7 million license fee and a $1 million prepayment on inventory purchases, as well as ongoing royalties based on Nestle’s sales of infant formula containing our oils. Five million dollars of the cash consideration was due and paid within five days of the execution of the agreement with the remaining $3 million due no later than January 31, 2004. There are no future funding commitments on our part or on the part of Nestle. The term of the agreement is 25 years from the date that the first licensed product is sold commercially by Nestle and may be terminated by Nestle upon proper notification.

In the third quarter of 2003, over 95% of our revenues related to the sales of our oils for use in infant formula products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years these sales will expand and represent a much larger potential market than infant formula.

Production

The demand for our nutritional oils for use in infant formula products significantly exceeded our customers’ initial forecasts in the first three quarters of 2003, resulting in customer orders in excess of our planned production. Although we produced significantly more nutritional oils than our customers’ initial projections, accelerated market demand has caused a production shortfall. Earlier in the year we requested from our customers that they provide us with longer lead-times to fill their orders. Even with the longer lead-times and an increase in production each quarter, we have begun to see a backlog for orders.

The DHA oil that we produce for inclusion in infant formula is currently produced in our plants in Winchester, KY and Kingstree, SC. We have been actively working to accelerate our production build-out plans to meet the demand for our products. With the completed expansion at our facilities in Winchester, we expect to have production capacity equivalent to approximately $140 million in annualized sales by the end of fiscal year 2003. We are also in the process of implementing numerous process improvements, which are expected to further improve our output at Winchester, KY in the next 3-6 months. We are also currently in the process of an extensive expansion at the Kingstree facility for the fermentation and processing of our nutritional oils. This expansion should begin production in the first half of fiscal 2004 and should more than triple our production capacity in phases over the next 12–18 months. We are also evaluating potential production expansion at a site, which would be acquired near our existing plant in Winchester, KY. This expansion may be initiated in 2004, based on projected demand in 2006 and beyond This is a change from our original plan to begin construction on a second plant in Winchester this year. Due to permitting and infrastructure considerations, we can expand faster and at a lower cost at our Kingstree facility.

Our ARA oil is currently produced by DSM Gist B.V. (“DSM”) at its plant in Italy. DSM recently completed expansion of these facilities and is in the pre-construction phase of converting existing facilities in Belvedere, NJ to the production of ARA.

Our goal is to have production capacity equivalent to approximately $300 million in annualized sales by the end of 2004 and equivalent to approximately $500 million in annualized sales by the end of 2005 If the production expansion in Kingstree does not proceed as planned, if DSM is not able to complete the production conversion in Belvedere, NJ, or if market demand subsides due to our inability to meet demand for our products, our revenues could be negatively impacted.

Our cost of ARA is experiencing upward pressure due to the decline of the U.S. Dollar against the Euro. To date, cost savings from production efficiencies have offset declining exchange rates. We expect continued decreases in the cost of ARA production from DSM; however a portion, or all, of the production savings may be offset by further weakness in the U.S. Dollar against the Euro. Our exposure to currency fluctuations should decrease once DSM begins ARA production in the U.S. as planned in early 2004.

Our DHA-S oil, which is currently used in the adult supplement market and animal feed market, is currently produced by third-party contract manufacturers including C.P. Kelco U.S. Inc. (“CP Kelco”). We have a three-year purchase commitment with CP Kelco that expires on December 31, 2004 and totals approximately $2.4 million per year.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. We are in the process of evaluating the state fire marshal’s report. Although n-hexane was found at the site of the incident, there may have been other contributing factors, including the presence of other flammable substances that were not discharged from our plant. Production at our facility has not been negatively impacted by these events. We have entered into discussions with the Winchester Municipal Utilities and its insurer as to our financial responsibility, if any, for property damage sustained by the public wastewater treatment works in Winchester, KY as a result of the explosion. We have requested, and are awaiting the receipt of further information from the utility and its insurer regarding the details of the incident. We accrued $400,000 in the quarter ended April 30, 2003 to account for an estimate of costs that we may incur as a result of this incident. During the third quarter we incurred approximately $85,000 in legal fees related to the incident, which were applied to the liability.

Results of Operations

Revenues Nutritional product sales increased by $15.4 million or 116% in the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002 and increased by $44.9 million or 148% in the nine months ended July 31, 2003 as compared to the nine months ended July 31, 2002. These increases are primarily due to increased sales of our oils to our infant formula licensees. Over 95% of our nutritional product sales in the quarter and the nine months ended July 31, 2003 relate to the sale of our oils for use in infant formulas. Approximately two-thirds of these sales were to Mead Johnson and approximately one-third were to Wyeth and Abbott. Collectively, these three companies are currently manufacturing term infant formulas supplemented with our oils for sale in the U.S., and in over 30 countries around the world. Although we do not have definitive information into what countries the infant formula containing our oils are ultimately sold, we believe that approximately 50-60% of our sales to infant formula licensees for the third quarter and nine months ended July 31, 2003, relates to U.S. sales. The first infant formulas containing our oils were introduced in the U.S. in the first quarter of 2002.. We anticipate that sales of nutritional products will continue to grow as new infant formulas containing our oils are introduced by new licensees and by current licensees in additional countries. We also anticipate that sales of our nutritional oils will continue to grow in countries where our oils are currently sold.

Sales of fluorescent detection products increased $95,000 or 48% in the three months ended July 31, 2003 as compared to the three months ended July 31, 2002 and increased $174,000 or 30% in the nine months ended July 31, 2003 as compared to the same period last year.

Other revenue, which consists primarily of revenues from research and development contracts, grants and third party license agreements increased $48,000 or 178% in the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002 and increased $90,000 or 113% in the nine months ended July 31, 2003 as compared to the same period last year.

As a result of the above, total revenues increased by $15.5 million or 115% in the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002 and increased $45 million or 146% in the nine months ended July 31, 2003 as compared to the same period last year.

Cost of Product Sales and Royalties Our cost of product sales decreased as a percentage of product sales to 59% in the quarter ended July 31, 2003 from 63% in the quarter ended July 31, 2002 and decreased to 59% in the nine months ended July 31, 2003 from 68% in the same period last year. This decrease was primarily due to lower costs from DSM, our third-party supplier of ARA. Over 75%

of the decrease in our cost of ARA from DSM was a result of increased purchase volumes, while approximately 25% of the decrease was as a result of the complete amortization of the start-up costs of DSM (previously included in the cost of ARA). These decreases were net of the impact of decreases in the exchange ratio between the Euro and the U.S. Dollar, which offset decreases in the cost of product sales by approximately 4% in the three and nine month periods ended July 31, 2003 as compared to the same periods in the prior year. We expect continued decreases in the future costs of ARA from DSM as our sales volume increases; however, future volume savings could be offset by continued decreases in the exchange ratio between the Euro and the U.S. Dollar. We also anticipate reductions in the cost of DHA oil production as a result of the following: (1) economies of scale from increased output from the fermentation expansion at our Winchester, KY production plant, and (2) yield improvements from our research and development efforts.

Research and Development Our research and development costs increased $301,000 or 10% in the quarter ended July 31, 2003 and decreased $488,000 or 5% in the nine months ended July 31, 2003 as compared to the same periods last year. Our research and development expenses in the third quarter of 2003 have increased primarily as a result of the hiring of additional researchers and development work performed to improve production efficiencies and evaluate new processes.

Restructuring In April, 2003, we reversed a net of approximately $250,000 of expense related to the restructuring of our food and beverage sales efforts due to changes in estimates that were made at the time of the July 2002 restructuring. We reduced the liability for employee separation benefits related to severance costs by approximately $264,000 and increased the restructuring reserve for net increases in other charges by approximately $14,000. The other costs that were adjusted include consultant termination fees, costs related to idle space and professional fees. As of July 31, 2003, the remaining liability related to the restructuring totals approximately $173,000 and is included in accrued liabilities.

Selling, General and Administrative Our selling, general and administrative costs decreased by $166,000 or 4% in the quarter ended July 31, 2003 and increased $3.5 million or 41% in the nine months ended July 31, 2003 as compared to the same period last year. The decrease was primarily related to cost reductions at Martek Boulder as a result of a staff restructuring in July of 2002, which was partially offset by increased insurance costs and general corporate infrastructure growth. $2.2 million of the increase for the first nine months of 2003 relates to operating costs associated with the ongoing operations at Martek Boulder that were not present in the first six months of 2002. The remainder of the increase primarily relates to increases in personnel, insurance costs and other corporate costs related to our overall growth. We anticipate modest increases in these costs for the remainder of fiscal 2003.

Other Operating Expenses Other operating expenses totaled $247,000 in the quarter ended July 31, 2003 and $1.3 million in the nine months ended July 31, 2003. These expenditures relate to start-up costs surrounding the expansion in Winchester, KY. Start-up costs include costs related to unsuccessful fermentation runs in connection with the scale-up and validation of new equipment into our production process. We incurred other operating expenses of $255,000 in the quarter ended July 31, 2002 and $350,000 in the nine months ended July 31, 2002. These expenditures are associated with our initial evaluation into obtaining additional capacity at FermPro. We anticipate that we will continue to incur these types of expenses for the remainder or 2003.

Other Income Our total other income increased by approximately $116,000 or 50% in the quarter ended July 31, 2003 and decreased $97,000 or 13% in the nine months ended July 31, 2003 as compared to the same periods last year. The primary reason for this increase in the current three-month period was additional interest income related to the cash received in the April 2003 common stock offering.

Net Income/(loss) As a result of the foregoing, we recognized approximately $4.6 million of net income in the quarter ended July 31, 2003 as compared to a net loss of ($3.7) million in the same period last year and net income of $9.8 million in the nine months ended July 31, 2003 as compared to a net loss of ($24.6) million in the same period last year. The net loss in the nine months ended July 31, 2002 included a charge for in-process research and development related to the purchase of OmegaTech of approximately $15.8 million.

Provision for Income Taxes We did not record a provision for income taxes in 2003 as we have net operating loss carryforwards for federal income tax purposes of $168.6 million at October 31, 2002, which will expire, if unused, in the year 2003 through the year 2022.

Liquidity and Capital Resources

At July 31, 2003, our primary source of liquidity was our cash, cash equivalents and short-term investments totaling $107.4 million. Cash, cash equivalents and short-term investments increased approximately $85.0 million since October 31, 2002. This increase was primarily attributable to approximately $83.3 million raised in a public offering of our common stock in April 2003. Operating activities provided approximately $11.3 million in cash and the exercise of options and warrants provided approximately $10.9 million in cash for the nine months ended July 31, 2003. These cash inflows were partially offset by capital expenditures of $20.5 million during the period. Capital expenditures consisted primarily of expenditures for the expansion of and improvements made to our production facility in Winchester, KY.

The table below sets forth our contractual obligations at July 31, 2003.

In thousands

		Less than			After
Contractual Obligation	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Operating lease obligations	$1,521	$721	$800	—	—
Unconditional purchase obligation	4,100	1,700	2,400	—	—
Other long-term obligation	3,250	3,250	—	—	—

Total contractual cash obligations	$8,871	$5,671	$3,200	$—	$—

The expansion, development and optimization of our production facilities continue to be the largest factors relating to our liquidity and capital resources. Since October 31, 2002, we have spent approximately $18.0 million on facilities and capital equipment relating to the expansion of our fermentation facility, offices, warehouse and packaging facilities. We are accelerating plans for further expansion of our facilities to meet current and anticipated future demand for our nutritional oils in 2004 and beyond. We are currently in the process of an extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils. The expanded facilities should begin production in the first half of fiscal 2004. We are also evaluating potential production expansion at a site, which would be acquired near our existing plant in Winchester, KY. This expansion may be initiated in 2004. Based on preliminary estimates, we plan to spend between $75 and $100 million over the next twelve to eighteen months for expansion and other capital projects including those to improve the production yields of our nutritional oils.

On February 25, 2003, we established a one-year, $10 million secured working capital line of credit facility with a financial institution. We believe that our existing capital resources, combined with this line of credit, will provide us with adequate capital to meet our anticipated cash requirements for at least the next 18 months. In addition we are also considering entering into a long-term equipment debt financing arrangement.

Off-Balance Sheet Arrangements

Martek does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as limited purpose interest entities, which include special purpose entities, variable interest entities, and structured finance entities.

Risk Factors

We have experienced significant operating losses each year since our inception and have not yet generated a sustained revenue stream to be a viable business in the long-term.

We have experienced net operating losses in each annual period since our inception. As of July 31, 2003, we have an accumulated deficit of $117.8 million. Our balance of cash, cash equivalents and short-term investments at July 31, 2003 was approximately $107.4 million. Although these resources, along with our $10 million secured working capital line of credit, which expires on February 28, 2004, should allow us to meet our current operating needs and planned capital expenditures for at least the next 18 months, we must achieve sustained profitability to generate the cash necessary to be a viable business in the long term, and at this time we have not yet generated a sustained source of revenue to achieve this.

A substantial portion of our nutritional products sales are made to three of our existing customers, and if demand by these customers for our nutritional products declines, our revenues may materially decline.

We rely on a substantial portion of our sales of nutritional products to three of our existing customers. Over 90% of our nutritional product sales in the quarter and the nine months ended July 31, 2003 was generated by sales of DHA and ARA to three companies. Approximately two-thirds of these sales were to Mead Johnson and approximately one-third were to Wyeth and Abbott. We cannot guarantee that these customers will continue to demand our nutritional products at current levels. If demand by any of these customers for our nutritional products declines, we may experience a material decline in our revenues.

If we are unable to successfully scale-up our production capacity or enter into favorable agreements with third parties to produce our oils, our customers may not be able to obtain a sufficient supply of DHA and ARA from us, and our future revenues from these products may be limited.

To meet our customers’ projected demand for our nutritional oils that are used to supplement infant formulas, we have developed a process for the large-scale production of our oils at our Winchester, Kentucky manufacturing plant. We estimate the worldwide infant formula market to be approximately $8.5 billion to $9.5 billion. If our licensees were to penetrate 100% of this market with DHA and ARA supplemented formulas, we estimate that we would receive greater than $400 million in revenues annually from these sales. To date, we believe our licensees’ products containing our oils have penetrated approximately 20% to 25% of the worldwide infant formula market. Our sales into the non-infant nutritional supplement and food and animal feed markets to date have been less then $10 million annually. Although we produced significantly more nutritional oils than our customers’ initial projections, accelerated market demand has caused a production shortfall. Earlier in the year we requested from our customers that they provide us with longer lead-times to fill their orders. Even with the longer lead-times and an increase in production each quarter, we have begun to see a backlog for orders. .To the extent that demand continues to exceed our current production capabilities, we may be unable to provide the required quantities of oil cost-effectively and may experience greater backlogs or our customers may seek alternative sources of supply. Although some of our licensees have a right to manufacture DHA and ARA, we are not aware of any of our licensees doing so or preparing to do so. We are now completing an extensive fermentation expansion at our Winchester plant. By the end of 2003 we believe our annualized production capacity will be approximately $140 million. We are in the process of expanding production capacity at our newly acquired plant in Kingstree, SC. We anticipate annualized production capacity of about the equivalent of $300 million of annualized sales by the end of 2004 and $500 million of annualized sales by the end of 2005. Our ability to maintain commercial production at these higher levels has not been successfully tested. As we increase our production at our Winchester and Kingstree plants, we may encounter many risks associated with our commercial manufacturing such as:

•	the construction phase of our fermentation expansion at our Kingstree plant may not be completed in the timeframe that we have planned;

•	we may experience problems processing, handling and shipping the higher quantities of oil produced from our expanded facilities;

•	the costs of expanding, operating and maintaining our production facilities may exceed our expectations;

•	product defects may result;

•	product losses may be higher than we anticipate;

•	environmental and safety problems may result from our production process; and

•	Additional regulatory issues relating to the scale-up of our production process.

If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition, or results of operations.

If we are: (a) unable to cost effectively manufacture our DHA-containing oil at our Winchester plant; (b) unable to successfully expand our production at our Kingstree facility; (c) unable to enter into other satisfactory third-party manufacturing agreements; or (d) our licensees are unable to find alternative sources for our DHA-containing oil, then our licensees may not be able to meet future product demand and our future revenues from sales of DHA-containing oils may be limited.

Although we are able to produce ARA-containing oil at our Winchester and Kingstree plants, we have entered into an agreement with a third-party manufacturer, DSM Gist B.V. (“DSM”, formerly Royal Gist-Brocades B.V.), to supply our ARA-containing oil at a plant in Capua, Italy. DSM recently completed an expansion of this facility and is in the planning stages to convert an existing facility in Belvedere, NJ to the production of ARA. If DSM fails to supply us with required amounts of ARA under our agreement with it, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA-containing oil at one or both of our plants, which would reduce our DHA-containing oil production capacity, or enter into other third-party manufacturer supply agreements. If we are unable to find alternative supply sources or are unable to cost effectively manufacture the ARA-containing oil in our Winchester or Kingstree plants, our licensees may not be able to meet future product demand and our future revenues from sales of ARA-containing oils may be limited.

As a result of the acquisition of OmegaTech, Inc. (“OmegaTech”) on April 25, 2002 we also have several contractual agreements with third-party manufacturers to produce our DHA-containing oil for use in nutritional supplements and animal feeds, including an agreement with C.P. Kelco U.S. Inc. Our DHA-containing oil used for these products is derived from a strain of algae that we obtained in the purchase of OmegaTech and is referred to as DHA-S.

Failure to effectively manage our growth could disrupt our operations and prevent us from generating the revenues and gross profit margins we expect.

In response to customer orders during the first three quarters of fiscal year 2003 exceeding initial customer forecasts, we have been actively working to accelerate our production buildout plans to meet increased demand for our nutritional oils. To manage our growth we must successfully implement, constantly improve and effectively utilize our operational and financial systems while expanding our production capacity and workforce. We must also maintain and strengthen the breadth and depth of our current strategic relationships while developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth; we may not successfully control production costs and maintain current and anticipated gross profit levels; and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our growth, our business and future revenues will suffer.

Our oils are very sensitive to oxidation and are not very compatible with most liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large scale entry into the food and beverage market.

Although we believe that the food and beverage market could be a large market for DHA fortification with our DHA-S oil, the potential in this market could be limited if methods are not developed that allow good compatibility of our DHA-S oil with various foods and beverages. The flavor, texture and stability of our oils in finished products such as cereals, milk and nutritional bars have not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production process. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on manufacturing issues over which we have no control.

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

Our nutritional oil sales are increasing and meeting demand will require expanding our production capability for our nutritional oils. We are now completing our fermentation expansion plan at our Winchester facility. Further enhancements to improve production and capacity at the site are continuing. At July 31, 2003, we had approximately $107.4 million in cash, cash equivalents and short-term investments available to meet future capital requirements. We believe that up to approximately $100 million may be needed over the next 18 months to fund additional expansion of our production capacity (at our Winchester and Kingstree facilities), our research and development, product testing, and marketing activities. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and/or nutritional supplements for children and adults; (c) whether or not we enter into collaborations with other third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.

To continue to fund our growth, we may pursue various sources of funding, which may include debt financing, equity issuances, asset based borrowing, lease financing, and collaborative arrangements with partners. We have recently established a one-year secured working capital credit line of $10 million and are considering entering into a long-term equipment financing arrangement. More extensive debt financing arrangements may require us to comply with financial covenants, which we may not be able to meet. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. Future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patent rights, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs, which may have a material adverse affect on our future business.

The market price of our common stock may experience a high level of volatility due to factors such as its relative illiquidity, the volatility in the market for biotechnology stocks generally, and the effect of short term events like product launches and license announcements.

We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending July 31, 2003, our common stock traded between $49.76 and $12.63 per share. During the fifty-two week period ending July 31, 2002, our common stock traded between $34.00 and $14.42 per share. The following are examples of items that may significantly impact the market price for our common stock:

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

The market liquidity for our stock is relatively low. As of July 31, 2003, we had 27,398,284 shares of common stock outstanding. The average trading volume in our common stock during the fifty-two week period ending July 31, 2003 was 391,046 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price which is satisfactory to you.

If significant shares eligible for future sale are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.

As of July 31, 2003, we had 27,398,284 shares of common stock outstanding, stock options outstanding to purchase an aggregate of 4,126,355 shares of common stock, all of which are exercisable at below current market prices, and warrants outstanding to purchase up to 186,614 shares of common stock at an exercise price of $19.05, per share of these options and warrants 2,512,699 are exercisable at July 31, 2003. To the extent that these options and warrants for our common stock are exercised or we issue additional shares to raise capital in connection with acquisitions or otherwise, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.

We have issued and registered the resale of 358,566 shares of our common stock on this registration statement for former OmegaTech stockholders and option holders with respect to a performance milestone relating to the granting of Novel Foods approval in Europe for OmegaTech DHA. We have agreed to issue and register for resale up to 1,931,853 additional shares, subject to certain adjustments, to former OmegaTech stockholders and option holders, if certain other operational and financial milestones are achieved between now and October 31, 2004. As a result, a substantial number of new shares may be issued and become eligible for resale if these milestones are achieved. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, which could limit your ability to sell at a price satisfactory to you.

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

European and United States patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our issued patents, or patents that we may obtain in the future, may not afford adequate protection against competitors with competing technology because governmental agencies may revoke our patents or may limit the scope of our patents. If this happens, companies may be able to produce products using our previously patented technology. A number of our competitors have challenged the validity of our patents, particularly in Europe:

•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office revoked our patent on the grounds that it is not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the European Patent Office, setting aside the prior decision to revoke this patent. Consistent with our request, the patent will now be returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. During this process the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2004, at the earliest.

•	BASF A.G., F. Hoffman-LaRoche A.G., Friesland Brands B.V., Societe des Produits Nestle S.A., and Suntory Limited have filed in the European Patent Office their grounds for opposing our ARA patent issued by the European Patent Office. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

•	BASF A.G., F. Hoffman-LaRoche A.G., Societe des Produits Nestle S.A., and Suntory Limited have filed in the European Patent Office their grounds for opposing our blended-oils (blend of DHA and ARA oils) patent issued by the European Patent Office. The validity of the patent is unaffected by these filings. The opposition process is not expected to be completed until sometime in 2005, at the earliest.

•	Aventis Research and Technologies GmbH & Co. KG and Nagase Limited have filed in the European Patent Office their grounds for opposing our patent covering the DHA-containing oils that we assumed in the OmegaTech purchase. At a hearing in December 2000, the Opposition Division of the European Patent Office upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process, the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2004, at the earliest.

•	Suntory Limited, of Osaka, Japan, is opposing our blended oils patent in Japan and our ARA patent in Japan and South Korea. The Japanese Patent Office has revoked the claims of the blended oils patent and the ARA patent, and Martek is appealing the decisions to the Tokyo High Court. Suntory has also contacted us and asserted that the sale of certain of our products may infringe one or more of their patents in Japan and Australia and that certain of our patents may be invalid. We have ceased discussions with Suntory concerning these matters. During the third quarter of 2003, we filed opposition to a Suntory patent in Australia concerning the process to produce ARA and we filed observations on a

Suntory/ Nagase patent application in Europe concerning the production of DHA using Ulkenia, a thraustochytrid. None of our infant formula licensees currently markets supplemented infant formula products in Japan and there are minor sales in Australia.

•	Friesland Brands B.V. has filed in the European Patent Office their grounds for opposing our patent covering the production of ARA-containing oils that we assumed in the OmegaTech purchase. The validity of the patent was unaffected by this filing. In September 2003 we responded to the opposition. The opposition process is not expected to be complete until sometime in 2005, at the earliest.

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

We believe that, to date, we have developed the purest forms of DHA and ARA oils commercially available; however, we are aware that other sources of DHA and ARA are available. Specifically:

•	the Ross Products Division of Abbott Laboratories filed a Generally Recognized as Safe notification on January 2, 2002 seeking FDA concurrence that its fish oil source of DHA and its fungal source of ARA are Generally Recognized as Safe when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA;

•	some infant formulas now on the market outside the United States use DHA derived from other sources, such as fish or eggs. Only a very small percentage of supplemented infant formulas currently marketed outside the United States contain DHA and ARA that have not been produced by us;

•	some baby food products now on the market in the United States use DHA derived from eggs;

•	fish oil based products currently dominate the adult DHA supplement market;

•	we are aware that Nutrinova, a division of Celanese A.G., has begun marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States. We are currently evaluating these developments; and

•	we are aware of the development of microencapsulated fish oil products by several large companies, including BASF and F. Hoffman-LaRoche Ltd. Although microencapsulation of the oil resolves much of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is significantly more costly than regular fish oil. Because fish oil is significantly less costly than our DHA oil, fish oil may present a substantial competitive threat.

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

Ultimately our success in the infant formula industry depends on growing acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formula without our oils contains sufficient precursor fats that infants can convert into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, we are subject to the risk that the use of DHA and ARA in infant formula may never gain widespread acceptance. As of July 31, 2003, our products have been in the U.S. infant formula market for approximately 17 months and we believe that these products have penetrated approximately 28% to 30% of the U.S. infant formula market. Internationally, our products have been included in term infant formula in over 30 countries. Many of these introductions have occurred in the last 2-3 years. We estimate that our products have penetrated approximately 20% to 25% of the world-wide infant formula market. Combined, these markets brought us revenues of approximately $27.8 million in the first nine months of 2003.

In addition to sales into the infant formula market, approximately 2% of our fiscal 2003 third quarter nutritional product revenues came from sales of our nutritional oils to the adult supplement market. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food ingredients or nutritional supplements outside of the infant formula market, we believe that further clinical studies are needed to validate the benefits of DHA supplementation. Accordingly, we are sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we are aware of research being conducted regarding the impact of DHA supplementation on certain visual and neurological disorders. Unless these studies, which are more extensive than earlier pilot studies, establish and quantify the positive impact of DHA supplementation, we may only have a limited adult market opportunity.

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

On May 30, 2002, we received a letter from the FTC notifying us that the FTC is conducting a non-public inquiry into the advertising and promotional activities relating to our DHA and ARA products. Pursuant to the agencies request we have provided copies of all advertisements and to provide copies of the literature that support mental and visual function claims. The purpose of the inquiry is to determine whether Martek has substantiation to support the express and implied claims that are made for its DHA and ARA products. We intend to be fully responsive to the FTC’s inquiry. While we have no reason at this time to believe that the inquiry will have an adverse effect on us, we could be required to alter our advertising claims or take other remedial steps if the FTC does not find our advertising claims to be adequately substantiated.

Our business would be harmed if we fail to comply with applicable federal and state regulatory requirements.

In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements and records and other documentation controls. As the manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States, and may be used in food and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

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

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. We are in the process of evaluating the state fire marshal’s report. Although n-hexane was found at the site of the incident, there may have been other contributing factors, including the presence of other flammable substances that were not discharged from our plant. Production at our facility has not been negatively impacted by these events. We have entered into discussions with the Winchester Municipal Utilities and its insurer as to our financial responsibility, if any, for property damage sustained by the public wastewater treatment works in Winchester, KY as a result of the explosion. We have requested, and are awaiting the receipt of further information from the utility and its insurer regarding the details of the incident. We accrued $400,000 in the quarter ended April 30, 2003 to account for an estimate of costs that we may incur as a result of this incident. During the third quarter we incurred approximately $85,000 in legal fees related to the incident, which were applied to the liability. In addition to liabilities for property damage, this incident has resulted in the delay of the issuance of certain permits required for the expansion of our existing Winchester plant and has been a consideration in our decision to begin immediate expansion at our Kingstree, SC plant. While the matter is still in the data gathering stage and we cannot be certain of its ultimate outcome, we believe that it will not have a material adverse impact on our production, financial condition or results of operations.

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

The integration FermPro’s operations with Martek’s operations may be difficult, which could harm our results of operations.

On September 5, 2003, we completed the transaction to purchase certain assets and assume certain liabilities of FermPro. Martek Biosciences Kingstree Corporation (“Martek Kingstree”) has been formed as a wholly-owned subsidiary of Martek Biosciences Corporation for the purpose of holding the assets and assumed liabilities we acquire from FermPro. We are in the process of integrating our operations with the operations of the former FermPro business. This integration may be more expensive than anticipated or take longer than planned. If there are delays or unexpected costs involved with the integration, these could have a material adverse effect on our business and financial results. The difficulties involved in integrating the former FermPro business, which could be substantial, include the following:

•	management and key personnel could be distracted from the day-to-day business of managing Martek;

•	implementing uniform controls, systems and procedures, especially information and accounting systems could be costly and time-consuming;

•	key officers, sales and customer support personnel may not be satisfied or happy with Martek and may elect to leave; and

•	Expansion at the Kingstree facility may further complicate integration of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk are not required because the underlying risk items are not material.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

b)	Changes in internal controls During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On July 23, 2003, Martek self-disclosed to the United States Environmental Protection Agency that it failed to file timely certain periodic reports in the past concerning releases of certain substances into the air at the Company’s Winchester, KY plant. Martek estimates the potential maximum penalties relating to late filings of the reports to be $110,000 and is seeking mitigation of these costs pursuant to EPA policies for self-disclosure.

During the third quarter of 2003, Martek filed opposition to a Suntory patent in Australia concerning the process to produce ARA and we filed observations on a Suntory/ Nagase patent application in Europe concerning the production of DHA using Ulkenia, a thraustochytrid. None of our infant formula licensees currently markets supplemented infant formula products in Japan and there are minor sales in Australia.

Item 2. Changes in Securities.

On April 25, 2002, Martek acquired OmegaTech, Inc. (“OmegaTech”). In addition to the shares of Martek common stock issued upon the closing of the merger, Martek issued to OmegaTech stockholders and option holders rights to receive additional shares of Martek common stock, if certain operational and financial targets were achieved between April 25, 2002 and October 31, 2004. The milestone event relating to the approval of OmegaTech’s application for permission to market the DHA gold product as a “Novel Food” was achieved. On June 30, 2003, the Company issued to the OmegaTech stockholder and option holders 358,566 shares of our common stock for no additional consideration. The number of shares were calculated by dividing $10 million, the value of the Novel Food milestone, by the closing price of the merger, which ws $27.88. These shares were issued in a private placement in reliance on the exemption set forth in section4(2) of the Securities Act of 1933.

On September 5, 2003, in partial consideration for the purchase of the assets and assumption of certain of the liabilities of FermPro Manufacturing, LP (“FermPro”) the Company issued 124,788 shares of Martek’s common stock to FermPro, of which 74,873 shares of Martek common stock were placed into escrow, which will be distributed upon the occurrence of certain events as set forth in the purchase agreement. The purchase price of the assets was approximately $10.6 million, of which $5 million was paid in cash to FermPro in addition to the shares of Martek common stock. The shares were issued in a private placement in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

On September 5, 2003, Martek purchased the assets and assumed certain liabilities of FermPro, which operates in Kingstree, South Carolina. The purchase was accomplished pursuant to an asset sale and purchase agreement by and among FermPro Astral Technologies, Inc, a South Carolina Corporation, and Martek, on behalf of itself and Martek Kingstree, which has been formed as a wholly-owned subsidiary of Martek for the purpose of holding such assets and assumed liabilities of FermPro.

FermPro provides contract fermentation services, which generate revenues of approximately $20 million annually. FermPro has produced DHA for Martek during the last year. Martek intends to continue to use the assets for fermentation services. The purchase price of the assets acquired, primarily property, plant and equipment, was approximately $10.6 million, comprised of $5 million in cash and 124,788 shares of Martek common stock of which 74,873 shares of Martek Common Stock were placed in escrow. A $10 million secured note was also assumed as part of the transaction. In connection with the purchase, FermPro President and CEO, Barney Easterling, was elected as a Martek vice president.

In connection with this purchase, Martek issued options to purchase 240,100 shares to certain FermPro employees not previously employed by Martek as an inducement to their entering into employment with Martek. The options were issued pursuant to Martek’s 2003 New Employee Stock Option Plan adopted solely for this purpose.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.51	Asset Sale and Purchase Agreement dated July 21, 2003 by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation. Filed herewith.*

10.52	Amendment No. 1 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation. Filed herewith.

10.53	Amendment No. 2 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation. Filed herewith.

10.54	Joinder Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation. Filed herewith.

10.55	Martex Biosciences Corporation 2003 New Employee Stock Option Plan. Filed herewith.

10.56	Second Amended and Restated Promissory Note dated September 6, 2003, payable to the order of Genecor International, Inc. Filed herewith.

10.57	Security Agreement, by and among FermPro Manufacturing, LP, a Georgia limited partnership, and IBIS Limited Partnership, a North Carolina limited partnership, as amended. Filed herewith.*

10.58	Purchase Money Promissory Note by and among FermPro Manufacturing LP, a Georgia limited partnership, and IBIS Limited Partnership, a North Carolina limited partnership, as amended. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

*	Martek will furnish a copy of any omitted schedule to the commission at its request

(b)  Reports on Form 8-K:

Form 8-K filed on June 3, 2003 (Item 7 and 9 – press release announcing the financial results for the fiscal quarter ended April 30, 2003.)

Form 8-K filed on July 22, 2003 (Item 5 and 7 – press release announcing the signing of a definitive agreement to acquire certain assets and assume certain liabilities of FermPro Manufacturing, LP)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: September 15, 2003	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial and Accounting Officer