Form 10-K
period 2003-10-31
MARTEK BIOSCIENCES CORP
filed 2004-01-29
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

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

COMMON STOCK, $.10 PAR VALUE
(TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [  ] No

     The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2003, was $738,046,213.

     The number of shares of Common Stock outstanding as of December 31, 2003 was 28,167,466.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant’s Annual Report to Stockholders for the fiscal year ended October 31, 2003 are incorporated by reference into Part II of this Report. Certain portions of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant’s 2003 fiscal year) are incorporated by reference into Part III of this Report.

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

ITEM 1. BUSINESS.

OVERVIEW

Martek Biosciences Corporation (“Martek”, “We”, or the “Company”) develops and sells products primarily derived from microalgae. Microalgae are microplants. We have pioneered the commercial development of microalgae into a portfolio of high value products and product candidates consisting of the following:

NUTRITIONAL PRODUCTS

Over the past ten years, we have developed production methods and intellectual property for two important fatty acids. These fatty acids are docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. We market blends of oils containing these fatty acids as DHASCO® and ARASCO®. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body, especially in the brain, central nervous system, retina and heart, contain these fatty acids. DHA and ARA may help develop the eyes and central nervous systems of newborns and promote adult mental and cardiovascular health. An adult may obtain DHA via foods such as fish or organ meats and ARA via foods such as red meats, fish and eggs. A pregnant mother passes DHA and ARA through the placenta to a fetus and a lactating mother passes DHA and ARA to an infant through breast milk. While there are currently no universally recognized guidelines for daily consumption of DHA, a workshop sponsored by various groups, including the National Institutes of Health, recommended that adults consume at least 220 mgs. of DHA daily. The World Health Organization has issued similar guidelines for infant nutrition. The U.S. Department of Agriculture and other organizations in Europe and Asia have compiled data showing dietary intake in Western-developed societies is less than one-half of this level. We believe that this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. The importance of ARA in the adult diet is not yet known.

     Investigators at the National Institutes of Health and other research centers have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cancer, as well as neurological and visual disorders. We have and continue to sponsor ongoing studies to further investigate the potential benefit of DHA supplementation on cardiovascular health, Alzheimer’s disease and dementia, and pregnancy and nursing. Additionally, we, as well as others, are conducting research regarding the impact of DHA supplementation on cancer and certain visual and neurological disorders. Additional research is needed to assess the impact, if any, that DHA supplementation will have on these health risks. We are targeting the infant formula market, the adult nutritional market, and the food and beverage market for our nutritional oils.

     On May 17, 2001, we received notice from the Food and Drug Administration (“FDA”) that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding our conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. Since the first product introduction in February 2002, supplemented term infant formulas manufactured by four of our licensees have been marketed in the United States: Mead Johnson Nutritionals, under the Enfamil®LIPIL® brand of products including term, preterm, lactose-free and soy based products; the Ross Products Division of Abbott Laboratories under its Similac®, Isomil®, and NeoSure® brands of products including term, preterm, lactose-free and soy based products; Nestle under its Good Start® Supreme DHA & ARA brand and PBM Products Inc., using infant formula product manufactured by Wyeth, under the brand Bright Beginnings™ and under the private label brand for Wal-Mart, Parent’s Choice™.

     Fourteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis, Maarbarot, Heinz-Wattie’s, Laboratorios Ordesa and five companies whose identity we have agreed not to disclose at this time, have licensed from us the right to include our nutritional oils in their products. Collectively, these companies represent more than 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and almost the entire estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“W.I.C.”) rebates. W.I.C. is a federal grant program that is state administered for the benefit of low-income, nutritionally at risk, women, infants and children. Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis, Maarbarot and two companies whose identity we have agreed not to disclose at this time are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The five licensees that are not currently marketing term infant formula products containing our oils represent less than 5% of the estimated worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being marketed in the United States. Adult supplements containing our nutritional oils are being marketed in the United States and to a lesser degree in certain European markets.

     In April 2002, we purchased OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”), a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its products consist of sales of DHA into the dietary supplement, food, beverage, and animal feed markets under the DHA Gold® brand. We currently sell nutritional supplements under the Neuromins® and DHA Gold® brand names. We anticipate increased sales of our oils in 2004 into markets for pregnant and nursing mothers, cardiovascular health and food and beverages.

     In June 2003, the Commission of the European Communities authorized the use of our DHA-S oil which is the type of DHA oil we use in nutritional supplements and foods for human consumption. The commission declared that our DHA-S oil may be marketed in the European Community as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and medical foods in the European Community. In August 2003, we submitted a GRAS notification to the FDA relating to our DHA-S oil for use in food and beverage applications. Although our oils can be sold for these applications now, GRAS status, if attained, should increase customer acceptance in the food and beverage market. We expect to receive a response from the FDA in fiscal 2004.

OTHER PRODUCTS

We have also developed new fluorescent detection products from microalgae that connect fluorescent algal proteins to antibodies. Since the compound itself cannot be seen, the connected antibodies (with their algal fluors) then attach to a compound of interest to tag or mark that compound. Compound detection is then made or not made, on whether the fluor is seen. These products have potential applications in automated biological screening to find new compounds or reduce drug discovery time. Our products bring greater speed, sensitivity and simplicity to existing tests and applications.

     Our genomics group has developed key intellectual property that some day may allow us to transfer the DHA producing genetic material of microalgae into agricultural products such as safflower or linseed plants for the purpose of developing healthier seed oils and an inexpensive source of DHA oil. On December 17, 2003, we executed a collaborative agreement with SemBioSys Genetics, Inc., a Canadian biotechnology company, to co-develop plant-based DHA products. If we are successful in our efforts, it will take approximately 5-10 years of development to bring a plant-based DHA product to the market.

PRODUCTS AND PRODUCT CANDIDATES

NUTRITIONAL OILS

Infant Formula Applications

Certain microalgae and fungi produce large quantities of oils and fats containing long-chain, polyunsaturated fatty acids, known as PUFAs, that are important to human nutrition and health. We have identified a strain of microalgae which produces an oil rich in DHA and have developed the means to grow it by fermentation. In addition, we have isolated and cultured a strain of fungus that produces large amounts of ARA.

     DHA is the predominant omega-3 fatty acid in the grey matter of the brain and retinal tissues and is a key component of heart tissue in humans and other mammals. Children and adults obtain DHA primarily from their diets, particularly from fish and organ meats, because humans synthesize only small amounts of DHA from dietary precursors. ARA is an omega-6 fatty acid and is the principal omega-6 fatty acid found in the brain. ARA is also important in the brain development of infants and is a precursor to a group of hormone-like substances important in several vital functions of the body. ARA is found in common foods such as meat, eggs and milk. Brain development in humans takes place primarily in the last trimester in utero and in the first 12 months of postnatal life. For a fetus, DHA and ARA are provided through its mother’s bloodstream via the placenta. For a nursing infant, they are provided via breast milk. DHA is generally the most abundant omega-3 long-chain PUFA in human milk. Our DHA and ARA oils for infant formula are blended in ratios similar to that found in breast milk. DHA and ARA dietary supplementation may be particularly important for premature and low birth weight infants who may not get their full in-utero allotment. Although these fatty acids are naturally present in breast milk, they were not traditionally added to infant formulas. When added to infant formula, our blended oils containing DHA and ARA provide the closest available match, with regard to the molecular form of these fatty acids, to the DHA and ARA in human milk.

     We believe that our DHA oils are more desirable for infant formula applications than fish oil because they are derived from a vegetarian source, free of undesirable fatty acids such as eicosapentaenoic acid (“EPA”), and contaminants such as methylmercury, polychlorinated biphenyls (PCBs) and dioxins. Additionally, our DHA and ARA oils are in an easily digestible triglyceride form similar to that found in breast milk and have higher oxidative stability and longer shelf life than fish oil.

     Independent studies have indicated that the mental development and visual acuity of infants are positively affected by breast feeding and that breast-fed infants have higher levels of DHA in their brain tissue and enhanced mental acuity later in life when compared to those fed infant formula not containing DHA. Further, studies have shown that supplementation of infants with DHA and ARA fortified formulas may result in improved mental and visual development. This evidence is from retrospective studies comparing intelligence in breast-fed versus formula-fed infants and from intervention studies in infants using DHA and ARA supplemented infant formula. Other studies have failed to report beneficial effects with DHA and ARA supplemented infant formulas. In general, these studies tested levels of DHA and ARA lower than levels recommended by authoritative bodies.

     Although not all experts agree on the importance of DHA and ARA oils in the infant diet, the following are examples of some of the studies that have found benefits from DHA and ARA supplementation in the infant diet:

•	In November 2001, results were presented from a multi-center European study which showed sustained advantages for infants fed formula supplemented with DHA and ARA. At 6 years of age, children who had received a DHA and ARA supplemented formula for the first 4 months of life had significantly lower diastolic blood pressure, were significantly faster at making correct choices, and showed more efficient information processing than un-supplemented children. Results of this study were published in BMJ in May 2003.

•	A study, which was partially funded by Martek and reported by investigators at Baylor College of Medicine in November, 2000, and

published in the April 2001 issue of Pediatric Research, supported the importance of DHA supplementation during breast-feeding by showing that breast-fed, 30 month-old children whose mothers took a DHA supplement for four months after delivery scored a mean of eight points higher on a standard test of psychomotor development than infants whose mothers received a placebo.

•	Research published from a National Institutes of Health (“NIH”) sponsored study in the March 2000 issue of Developmental Medicine and Child Neurology showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with our DHA and ARA compared to infants fed the same formula, but without DHA and ARA. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index (“MDI”) of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.” Although there are different sources of DHA and ARA, these findings reaffirmed the beneficial effects of adding Martek’s pure source of pre-formed DHA and ARA to infant formulas at the levels evaluated by the researchers.

•	A NIH sponsored study published in the August 1998 edition of Pediatric Research concluded that early dietary intake of preformed DHA and ARA appears necessary for optimal development of the brain and eye. The study reported that healthy, full-term infants fed formula supplemented with our oils had visual development results consistent with breast-fed infants, but those fed a standard formula without DHA and ARA had a deficiency of about “one line on an eye chart.” The study also indicated that infant formula without preformed DHA and ARA may put infants at risk for DHA deficiency, and suggested that the availability of dietary DHA during the critical developmental period may lead to persistent changes in the underlying neural structure and/or function of infants.

•	The January 1998 issue of Pediatrics, in an article entitled “Breastfeeding and Later Cognitive and Academic Outcomes” by Horwood and Fergusson (New Zealand), reported that, in an 18-year longitudinal study of over 1,000 children, those who were breast-fed as infants had both better intelligence and greater academic achievement than those who were infant-formula fed children. The authors cited the importance of DHA in the neurological development of children and recommended the need to “develop improved infant formulas with properties more similar to those of human breast milk that may lead to improved developmental outcomes in children.” The study indicated that breast-fed babies have a 38% greater likelihood of completing their high school matriculation than formula-fed babies even after allowances were made for confounding social, familial and perinatal factors. Although the study did not conclude that DHA provided to the breast-fed infants from their mother’s milk was the sole cause of the improved achievement scores, the authors pointed out recent controlled intervention studies demonstrating similar outcomes in infants with DHA-supplemented formulas and concluded that:

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

     Nine of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in a total of over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being marketed in the United States. Our sales of nutritional oils for infant formula were approximately $107.1 million in 2003, $40.8 million in 2002 and $16.0 million in 2001.

Applications for Pregnant and Lactating Women

     In addition to recommending the inclusion of DHA and ARA in infant formula, the BNF and FAO/WHO Committees have recognized the importance of DHA and ARA in pregnancy and lactation.

     A study published in the January 2003 edition of Pediatrics found that mothers who supplemented their diet with fatty acids rich in docosahexaenoic acid (DHA) during pregnancy and lactation gave birth to children who scored higher on standardized intelligence and achievement tests at four years of age than those whose mothers supplemented with fatty acids that do not contain DHA. According to the study, data demonstrated that children born to mothers who had taken cod liver oil, which is rich in DHA and other omega-3 fatty acids, during pregnancy and lactation scored significantly higher (approximately 4.1 points) on the Mental Processing Composite of the K-ABC test as compared to children whose mothers had received corn oil. Additional research is needed to evaluate DHA supplementation during pregnancy and lactation.

     To address these markets, we produce Neuromins® PL, which is a DHA dietary supplement specifically designed for pregnant and lactating women. We are in discussions with companies in the nutritional market to sell additional products containing our DHA oil for pregnant and lactating women.

Cardiovascular Health and Other Human Applications

Investigators at universities around the world and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, cancer, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. We are sponsoring studies to further investigate the potential benefit of DHA supplementation on cardiovascular health and breast cancer, and we, as well as others, are conducting research regarding the impact of DHA supplementation on cancer and certain visual and neurological disorders.

     The findings of two recently published studies, discussed below, highlighted the benefits of DHA on cardiovascular health while cautioning on the intake of DHA from fish sources.

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

     The Scientific Statement concluded that omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease and recommends that healthy individuals eat a variety of fish (preferably oily) at least twice a week. The statement cautioned, however, that fish intake “must be balanced with concerns about environmental pollutants” because some species of fish may contain significant levels of methylmercury, polychlorinated biphenyls (PCBs), dioxins, and other contaminants. Both the FDA and the Environmental Protection Agency have advised children, pregnant women, women who may become pregnant and nursing mothers to limit their intake of certain fish. In consideration of the health risks posed by such contaminants, the authors of the statement conclude by stating, “The availability of high-quality omega-3 fatty acid supplements, free of contaminants, is an important prerequisite to their extensive use.” Martek’s DHA oil is derived from a vegetarian source and is free of contaminants found in fish oil.

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

     On November 18, 2002 the findings of a study were presented at the Scientific Sessions of the American Heart Association, and published in the supplement to Circulation abstracts from Scientific Sessions 2002 in November 2002, relating to the effects of Martek’s DHA oil on endothelial function in children with elevated blood lipid levels (hyperlipidemia). Hyperlipidemia in children is a risk factor for early coronary heart disease. Clinical data demonstrated that when patients received a specialized diet supplemented with DHA, they showed improved endothelial function as compared to the specialized diet alone. Researchers found that, when patients received DHA, they experienced significant improvements in their arterial flow, indicating that their arteries had become more flexible. Moreover, these investigators reported at the Scientific Sessions of the American Heart Association in November 2003 that DHA supplementation in these same children resulted in a favorable shift from small, dense LDL particles, known to be highly correlated with coronary heart disease, to large LDL particles. DHA supplementation also resulted in a significant favorable increase in HDL particle size. We provided supplements for this study at no cost and performed the fatty acid analysis.

     Further supporting the beneficial role of DHA on lipids, investigators from Carolinas Medical Center reported their clinical study results at the Scientific Sessions of the American Heart Association in November 2003. Thirty eight mildly overweight men and woman were randomized to receive 1,500 mg of DHA daily for twelve weeks. Those receiving supplementation experienced a 9 percent increase in beneficial HDL cholesterol, an 11 percent decrease in triglyceride levels, and a marked decrease in the small LDL particles that are highly correlated with coronary heart disease. In addition, large LDL particles were favorably increased. We provided supplements for this study at no cost.

     Investigators from the University of Maryland also presented their research at the American Heart Association 2003 Meeting suggesting that a daily intake of DHA can favorably impact lipids and reduce cardiovascular disease risk factors in healthy adults. Healthy adults, taking varying doses of Neuromins® DHA ranging from 200mg to 1,000mg, experienced dose-dependent reductions in triglycerides and increases in HDL cholesterol (known as “good cholesterol”). According to researchers, DHA supplementation also resulted in an increase in large particle, but not small particle, LDL cholesterol. Small LDL particles are associated with an increased risk of cardiovascular disease, while large LDL particles pose little to no cardiovascular risk. The benefits were most pronounced in individuals with elevated triglycerides.

     Researchers at the University of Guelph, Ontario, Canada reported at the International Society for the Study of Fatty Acids and Lipids 2002 Annual Meeting (Montreal, Canada) that DHA supplementation of 32 postmenopausal women with 2.8g DHA per day for 1 month resulted in a significant 20% reduction in triglycerides, a 6-10% increase in HDL cholesterol (“good” cholesterol) and a 7% reduction in heart rate relative to placebo, suggesting that DHA may favorably influence selected cardiovascular risk factors in postmenopausal women.

DHA and cancer treatments - The findings of an animal study on the effects of DHA on human colon cancer cell growth were released by the University of Nevada, Reno and published in the December 10, 2002 edition of Cancer Letters. The study concluded that our DHA oil significantly inhibited the growth of human colon cancer cells in mice. The study found that while both Martek’s DHA oil and fish oil, which contains both DHA and EPA, inhibited colon cancer cell growth, Martek’s DHA had a greater effect.

     The potential role of Martek’s DHA in cancer treatment has been the subject of previous preclinical investigations. Researchers from the American Health Foundation (since renamed The Institute for Cancer Prevention) announced clinical data demonstrating that Martek’s DHA suppressed human breast cancer metastasis in mice at the 21st Annual Breast Cancer Symposium in December 1998.

DHA and reduction of the risk of Alzheimer’s disease and age related dementia- In November 2003 results from a study including subjects from the Framingham Study suggested that increasing DHA levels in the blood by eating more than two servings of fish per week was associated with up to a 48 percent reduction in the risk of dementia in elderly men and women. The study conducted over a ten year period included 899 men and women with a mean age of 75.

     A study published in the July 2003 edition of Archives of Neurology indicated that weekly consumption of fish and dietary intake of DHA, but not other omega-3 fatty acids, are associated with a reduced risk of Alzheimer’s disease by up to 60 percent. The study examined whether fish consumption and the associated intakes of omega-3 fatty acids would afford a protective effect against Alzheimer’s disease. A total of 815 subjects, aged 65 to 94, who were initially unaffected by Alzheimer’s disease, participated in the study and were followed for an average of 3.9 years for the development of Alzheimer’s disease. The study showed that in those individuals consuming the highest dietary DHA, the risk of developing Alzheimer’s disease was reduced by up to 60 percent and the risk of developing Alzheimer’s disease was not correlated with eicosapentaenoic acid (EPA) consumption. Additional research is needed to evaluate the role, if any, of DHA in reducing the risk of developing these diseases.

     We have entered into agreements with Moss Nutrition Products, Inc., Nutrition Dynamics and The Key Company for the distribution of our DHA supplements to mass market retail outlets. Nutraceuticals Corporation, Solgar Vitamin and Herb Company, Source Naturals, Inc., Nature’s Way, Inc., NBTY, Inc., Vitamin Shoppe Industries, Inc., Whole Foods Market, Inc., and various others who privately label and distribute Neuromins DHA supplements to natural foods markets. In addition, we have entered into an agreement with General Nutrition Company (GNC) to encapsulate our DHA-S oil and bottle the capsules under the Goldminds™ brand name. Further, we have an agreement with Vegetable Seedoil Products (VSP), a European distributor of the DHA-S oil for use in supplements.

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

     Our sales of nutritional oils for adult supplements and food additives were less than $2 million in each of the last three years.

Animal Feed Applications

     We also sell products used in the animal feed market. These products consist of a DHA-rich algal product that we sell to egg producers and aquaculture companies. Egg producers fortify their chicken feed with our product for the purpose of increasing the DHA levels in eggs that may then be passed on to humans though consumption. Aquaculture companies use our algal product to improve the survivability of fish larvae. Our sales of products for animal feed applications totaled $2.1 million in 2003 and $1.1 million in 2002.

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

     Our fluorescent detection products include the following:

     Phycobiliproteins — Classical direct fluorescent detection dyes, which we have produced for several years and fill an existing market in protein detection and flow cytometry. In 1999, we introduced our own brand of improved fluorescent dyes (SureLight-APC®) to be used for time resolved fluorescence applications in the high throughput screening market. In 2001, we have entered into a supply agreement with PerkinElmer Life Sciences, which has an extensive line of reagents that are used in this market.

     SensiLight™ dyes — Our Sensilight™ dye technology was developed to match the sensitivity of chemiluminescent methods. Sensilight™ dyes are large, intensely fluorescent combinations of phycobiliproteins that provide extreme sensitivity with ease of use that is unmatched by other common dyes or detection systems. A 100-fold improvement in sensitivity has been demonstrated with the Sensilight dyes over existing direct fluorescent dyes, and multiple new applications are now accessible by simple, direct fluorescence. Such increased sensitivity allows:

•	detection of receptors or small molecules at 100-fold lower concentrations;

•	detection with the same level of sensitivity but in 100-fold smaller volumes; and

•	detection with the same level of sensitivity but using much lower cost equipment

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

     Due to these advantages we have entered into a royalty agreement with minimum sales requirements with EMD Biosciences (“Merck KgaA”) for the use of our SensiLight™ dye in their “Easy Assay” protein microarray platform. We also provide one of our SensiLight™ dyes to Beckman Coulter, Inc. for use in their A2 protein microarray platform, which they expect to launch in first quarter 2004.

     Our sales of advanced detection system products were less than $1 million in each of the last three years.

ALGAL GENOMICS

Our collection of microalgae provide a rich source of novel genetic material enabling the production of a variety of valuable nutritional and pharmaceutical ingredients. Microalgae biochemical pathways and genes have much in common with higher plants; therefore, microalgal genes will provide a good source of genes for engineering valuable output traits in higher plants. We have discovered and isolated a novel biochemical pathway for the production of DHA in microalgae, which was described in the journal Science in 2001. We believe that these genes will be a preferred source of genes for developing healthier plant seed oils, such as safflower or linseed, when they are enriched in DHA. The isolation and application of these algal genes are covered by several issued and pending patents. The development of DHA-enriched plant seed oils would significantly expand the overall market opportunity for DHA as a result of the dramatically improved economics of production. Our proprietary approach enables the direct production of DHA from simple precursors, avoiding the accumulation of other non-essential fatty acids. Our novel genes may also enable the economical production of other valuable bioactive lipids in fermentation microorganisms and plants. Martek recently announced a collaboration with SemBioSys Genetics (Calgary, Alberta, Canada) to develop seed oil DHA products using Martek’s proprietary genes and SemBioSys plant oilseed knowledge.

     We have combined our understanding of heterotrophic (i.e. without light) and photoautotrophic (i.e. with light) growth of microalgae with our proprietary technology in microalgal transformation to develop a unique technology capable of converting an otherwise autotrophic species of microalgae into one capable of growing heterotrophically, utilizing sugars for its energy. We believe that this represents the first time such a transformation has ever been made. Our Trophic Conversion™ technology was selected as the feature cover story in the June 15, 2001 issue of Science, and is the subject of several patent applications. The technology opens the door to the commercial production via fermentation of algal species that could only be grown previously using a photobioreactor system. The favorable production economics associated with fermentation compared to those of the photobioreactor may allow us to pursue new algal products not previously believed to be economically feasible and potentially represents a means to commercially exploit a greater portion of the kingdom of microalgae.

     To date, we have received no revenues from our algal genomics technology.

TECHNOLOGY

We apply our microalgal expertise and culturing technology to our expanding library of over 3,500 live and preserved microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of our products:

•	microalgae are a genetically diverse kingdom of organisms that have a range of physiological and biochemical characteristics; thus, they naturally produce many different and unusual fats, sugars, proteins and bioactive compounds that may have commercial applications, such as the fatty acids that are the principal ingredients in our oils, and highly sensitive fluorescent diagnostic products;

•	microalgae comprise a large, substantially unexplored group of organisms, and thus provide a virtually untapped genetic resource that can be screened for a variety of new products, including pharmaceuticals; and

•	many microalgae can be successfully cultivated using conventional large-scale fermentation techniques and equipment, enabling economical production of commercial quantities of these valuable products.

     Our scientists have discovered microalgal strains which selectively produce DHA in large amounts and are amenable to large-scale, heterotrophic culture using common commercial fermentation equipment used in the pharmaceutical, food and biotechnology industries under GMP(Good Manufacturing Practices) conditions. These microalgal strains and the conditions applied to achieve economical production of DHA form an important basis of our intellectual property. Our scientists also have developed and patented novel microalgal culturing systems which allow for the commercial production of other high-value compounds, such as fluorescent pigments, and for the rapid evaluation and scale-up of other microalgae of potential interest. Proprietary closed-system, illuminated photobioreactors and numerous techniques for maintaining microalgal monocultures form the basis of this technology.

     Our product development process involves the following primary steps:

     Identification of Appropriate Microalgae. We select specific microalgae to produce potentially marketable compounds through a comprehensive process, which involves developing a search and screening strategy based upon our extensive knowledge of microalgal physiology and the unique role played by the target compound in the survival of selected microalgal species, searching scientific literature and our proprietary microalgal database, and performing biochemical analyses, and product-yield experiments on candidate strains. We currently maintain an increasing in-house collection of over 3,500 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is our proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. We believe that our microalgal collection and associated database are among the largest such resources available in the world. Martek also has access to potentially useful microalgal strains outside of our collection through agreements with several research organizations. Coupled with our extensive microalgal expertise, these resources are used to identify organisms for initial testing. Further testing ultimately results in the selection of production strains.

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

     Scale-up and Commercial Production. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have successfully scaled-up several microalgae capable of producing large amounts of DHA heterotrophically using common organic nutrients and salts. Heterotrophic culturing of these DHA-producing microalgae at commercially viable levels enables significantly lower production costs to be achieved, which were not possible prior to our achievements. Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patents have been issued in certain countries and are pending in certain other countries around the world.

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

     U.S. Government Research and Development Contracts. Certain of our early stage technologies were funded in part by Small Business Innovation Research grants. The U.S. Government will have certain rights in the technology that we developed with the funding. The U. S. Government may exercise such rights under certain limited circumstances.

COLLABORATIVE AND LICENSING AGREEMENTS

We have entered into licensing agreements with fourteen infant formula manufacturers, including Mead Johnson Nutritionals (a subsidiary of Bristol-Myers Squibb Company), Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis, Maarbarot, Heinz-Wattie’s, Laboratorios Ordesa and five companies whose identity we have agreed not to disclose at this time. Collectively, these companies represent more than 70% of the worldwide wholesale market for infant formula. Under all of these agreements, we received up-front license fees and will receive either a) a flat rate price per kilogram upon the sale of our oils to our licensees, or b) a transfer price on sales of our oils to our licensees plus ongoing royalties based on our licensees’ sales of infant formula products containing our oils. The most significant license agreements have remaining terms ranging from approximately 16 to 25 years, contain no future funding commitments on our part or that of our licensees, and may be terminated by our licensees upon proper notification pursuant to the terms of each contract. Licensees have the right to buy other sources of DHA and ARA oils provided they still make royalty payments to us upon the sale of the final infant formula product containing the oils if they are covered by our patents.

     Under the terms of these licensing agreements, our licensees are responsible for obtaining Food and Drug Administration (“FDA”) and all other necessary regulatory approvals with respect to these nutritional oils. Under each of our current license agreements, our licensees generally are obligated to indemnify us against product liability claims relating to our nutritional oils unless they do not meet agreed-upon specifications.

     The infant formula industry represents over $3.5 billion in annual wholesale sales in the United States and approximately $8.5 - $9.5 billion worldwide. Our current licensees cover over 70% of the worldwide infant formula market. Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Nutricia, Novartis and Maarbarot and two companies whose identity we have agreed not to disclose at this time, are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The five licensees that are not currently marketing term infant formula products containing our oils represent less than 5% of the estimated worldwide wholesale market for infant formula. Our sales to infant formula licensees were approximately $107.1 million in 2003, $40.8 million in 2002 and $16 million in 2001. Mead Johnson Nutritionals, an infant formula licensee, accounted for approximately 56% of our total product sales in 2003, 54% in 2002 and 30% in 2001. Wyeth, an infant formula licensee, accounted for approximately 13% of our total product sales in 2003, which is a decrease compared to the 25% in 2002 and 42% in 2001. This decrease was due in part to the decrease in international sales as a percent of total worldwide sales in 2003.

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

     In December 1996, we entered into a ten year agreement with Royal Gist-Brocades B.V. (since then integrated into DSM) under which they became our exclusive contract supplier for nutritional oils containing ARA. DSM is a multi-billion dollar international group of companies that is active worldwide in the fields of life science, performance materials and fine chemicals. Under the agreement, DSM currently provides us with 100% of our crude ARA oil needs on a cost plus margin basis, provided that their costs are competitive with other potential sources. The contract does not call for any guaranteed purchase commitments from us. As such, all purchases are done on an individual purchase order basis.

     On November 1, 2001, we sold the assets consisting primarily of inventory, and technology surrounding our former stable isotope product line to Spectra Gases, Inc., a privately held New Jersey company. As part of the agreement, we received approximately $800,000 for the assets of the group. We also retained an ongoing royalty from future reagent sales for five years up to a maximum of $500,000, and also received a 9% equity position and royalty interest in a new company that was formed to pursue the high-end protein labeling technology. As of October 31, 2003, the value of the investment in the new company was fully reserved. During 2003, we recognized approximately $140,000 in royalties as revenue in connection with this arrangement.

     We also have a production agreement with C.P. Kelco U.S. Inc. (“C.P. Kelco”) that we assumed with the purchase of OmegaTech for the production of DHA-rich algal biomass, an intermediate form of our DHA oil that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. This original agreement required us to purchase approximately $2.4 million of inventory per year through December 31, 2004. In October 2003 we signed an amendment to extend this agreement for an additional six months with annual renewal options. At October 31, 2003 we had outstanding inventory purchase commitments to C.P. Kelco totaling approximately $511,000, a commitment of $2.4 million for calendar year 2004 and the additional commitment of approximately $1.4 million for the six months ending June 30, 2005.

     In October 2001, we licensed certain technology surrounding our nutritional products for animal feed uses to Advance Bionutrition (ABN), a start-up company founded by a former officer of Martek. The license agreement provides that ABN has a first right of refusal to market DHA for animal feed applications in exchange for minimum inventory purchases from Martek. In 2002, we also licensed all animal feed applications of the former OmegaTech strain of algae to ABN under which ABN retains exclusive rights to market DHA in aquaculture application in exchange for minimum inventory purchases from Martek. For the year ended October 31, 2003, we recognized approximately $800,000 in revenues from sales of products under these agreements.

     In connection with the purchase of OmegaTech we assumed an obligation to pay a minimum of $7 million over the next eight years associated with an agreement with a third party relating to human and animal applications for OmegaTech’s DHA. On October 31, 2002, we signed an amendment to this agreement, under which we paid $500,000 and signed a promissory note for $3.3 million in exchange for the discharge of all future obligations under the agreement. The first payment under the note of $1.0 million was paid in August 2003 and the remainder of $2.3 million was paid in December 2003.

     The products that we sell that were developed by OmegaTech fall under a royalty agreement with the University of Denver that requires us to pay the University of Denver royalties equal to 0.6% of certain eligible revenues. During 2003, we incurred approximately $15,000 in royalty expense in connection with this agreement.

     In December 2003, the Company executed a collaboration agreement with SemBioSys Genetics, Inc., a Canadian biotechnology company, to co-develop DHA products from plants. The Company’s future minimum commitment is approximately $1 million over eighteen months.

     We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2003, we were not committed to fund any future development activities under these arrangements. Certain of these agreements also commit us to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.

MANUFACTURING

We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, KY, and Kingstree, SC by conventional fermentation processes. We acquired the Winchester facility in 1995 and the Kingstree facility in 2003 through the acquisition of FermPro Manufacturing, LP. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. After completing an expansion of our Winchester facility in 2003, we currently have the production capacity to produce between $140 - $150 million in annual sales of our nutritional oils. We are in the process of an extensive expansion at the Kingstree facility for the fermentation and processing of our nutritional oils. This expansion should more than triple our production capacity in phases over the next 12–18 months. We also believe that production optimization efforts will continue at our plants for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs.

     We also have several contractual agreements with third party manufacturers to produce our nutritional oils. C.P. Kelco, among others, produces the type of DHA oil (DHA-S) for use in nutritional supplements and foods. Our ARA oil is currently produced by DSM at its plant in Capua, Italy. DSM recently completed expansion of these facilities and is in the process of converting existing facilities in Belvidere, NJ to the production of ARA. We expect to begin to receive ARA from the Belvidere facility in the second quarter of fiscal 2004 and anticipate this site will provide approximately 50% or more of our ARA supply in the future. ARA is further processed at our plant in Winchester and we plan to begin similar processing of ARA at our Kingstree facility in mid-2004. Our goal is to have production capacity for DHA and ARA oils equivalent to approximately $300 million in annualized sales by the end of 2004 and equivalent to approximately $500 million in annualized sales by mid 2005. To meet demand in excess of these levels, we will need to do one or more of the following:

•	further expand our production facilities in Winchester and Kingstree;

•	build another production facility to manufacture our oils; and

•	enter into additional agreements with third party manufacturers to produce our oils.

     The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale and at a commercially acceptable cost. If the production expansion in Kingstree does not proceed as planned, if DSM is not able to complete the production conversion in Belvidere, or if market demand subsides due to our inability to meet demand for our products, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee at least one year or more to implement our process of making our oils.

SOURCES OF SUPPLY

Our raw material suppliers for production of DHA oil include major chemical companies and food ingredient suppliers. We have identified and validated several sources for each of our major ingredients and have not had problems obtaining adequate quantities of any of these materials. Crude ARA oil is provided to us by DSM, a third-party processor. DSM, through a fermentation process, produces a fungal biomass rich in ARA oil, which is then sent to a sub-contractor for extraction of the oil. After extraction, the crude ARA oil is sent to our production facilities for final processing. If DSM fails to supply us with required amounts under the contract, we would not be able to meet our customers’ demands. In the case of short-term production issues, we do not currently have an alternate source and the result would be some disruption to our customers. In the case of long-term production issues, we would either have to manufacture the ARA containing oil at our plant, which would reduce our DHA containing oil production capacity, or enter into other third party manufacturer supply agreements. Although we feel that DSM can fill our ARA needs for at least the next several years, demand may rise in the future to a level that there is no guarantee that DSM will be able to adequately supply all of our ARA needs over the long-term. Additional capacity may need to be obtained, either within DSM or at another facility.

RESEARCH AND DEVELOPMENT

The primary focus of our research and development activities has been the development and optimization of manufacturing processes for our nutritional oils. Martek performs research and development at three facilities: Columbia, MD, Winchester, KY and Boulder, CO. Over 65% of the Company’s research and development expenditures in 2003 were associated with development activity at the Columbia, MD lab directed toward improving the quality, sensory properties and stability of our nutritional oils, optimizing production characteristics of microalgal strains, investigating the clinical health benefits of DHA and ARA fatty acids, and exploring the biochemical pathways utilized by microalgae to produce DHA. Additional research and development expenses incurred at our Winchester, KY laboratory and manufacturing facility were directed towards increasing our production yields, reducing waste and continuing to improve the quality of our oils. Research conducted at our lab in Boulder, CO is focused on developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds, investigating the feasibility of utilizing our proprietary genes to produce other bioactive compounds with application in the healthcare fields and developing new ingredient forms and applications technology for DHA-enriched food products. We incurred research and development expense of approximately $12.2 million in 2003, $11.6 million in 2002 and $12.7 million in 2001.

SALES AND MARKETING

Martek’s nutritional oils are marketed and sold primarily to the infant formula, nutritional supplement and functional foods industries. Infant formula manufacturers are required to purchase a license from Martek in order to use its DHA and ARA oils in infant formula. To date, Martek has entered into license agreements with fourteen infant formula manufacturers who represent more than 70% of the world’s wholesale infant formula market. Neuromins® DHA, the Company’s line of dietary supplements, are sold through many leading supplement manufacturers and are available in nutritional and health products stores nationwide. Martek also sells its supplement line directly to consumers and healthcare professionals through a toll-free customer service center. Martek has been successful in adding its DHA to several food and beverage products in in-house trials, as well as to a nutritional bar currently on the market. Martek is currently marketing food and beverage and animal feed applications to both U.S. and international companies. Several egg producers, including Gold Circle Farm®, are producing eggs using Martek’s animal feed ingredient and these eggs are sold in several grocery stores chains in the U.S. and Europe.

     Consumer marketing efforts are performed primarily by Martek’s customers although we do play a supportive role. Our infant formula licensees market their DHA and ARA supplemented formulas directly to the consumer and healthcare professional. Martek’s nutritional supplement and functional foods customers also coordinate their own advertising campaigns. Martek supports these efforts through trade show participation and targeted direct mail campaigns and limited national advertising.

     Martek’s line of advanced detection products is designed for use in a wide range of drug discovery and research applications. These products are marketed to large pharmaceutical research institutions through distributors, such as PerkinElmer Life Sciences Products and Kirkegaard & Perry Laboratories, who have entered into distribution agreements with Martek. Our distributors perform most of the marketing surrounding this product line. Martek supports their efforts by attending industry trade shows.

COMPETITION

The health care and biological sciences industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical and specialized biotechnology companies, many of whom have financial, technical and marketing resources significantly greater than us. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with our products and technologies. Academic institutions, governmental agencies and other public and private research organizations are also conducting research and development activities that may be competitive with our products. These organizations are seeking patent protection, and may commercialize products and technologies on their own or through joint ventures that are competitive with our products and technologies. The existence of products and technologies of which we are not aware, or those that may be developed in the future, may adversely affect the marketability of the products and technologies that we have developed.

     The development of a DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil. Fish oil is significantly less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line. Although fish oil is a lower cost product relative to our DHA, it has odor, stability and taste characteristics that may limit its usefulness in food products. Several large companies, including BASF and F. Hoffman-LaRoche Ltd., have developed microencapsulated fish oil products that have resolved much of the odor, stability and taste issues associated with fish oil, but that have considerably increased the cost of the product.

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

     Small amounts of DHA and ARA can be derived from egg yolk lipids, but DHA and ARA of this type are not in the same molecular form as that found in breast-milk (i.e., phospholipid vs. triglyceride). DHA and ARA derived from egg yolks are currently being added to infant formula by Milupa, which was acquired by Numico in 1995 and DHA from egg yolks is also being added to baby food by Beechnut. We believe that the processes to produce DHA and ARA from egg lipids are more costly than the processes that we use for producing DHA and ARA from microbial sources. Furthermore, the addition of DHA and ARA from egg yolks at levels equivalent to those found in human breast milk will result in dietary levels of lecithin and cholesterol far in excess of those found in human breast milk.

     We believe that our nutritional oils have the following advantages over fish oil and other currently available sources of DHA and ARA for use in infant formula, as food ingredients, or as nutritional supplements:

•	our oils do not have the odor, stability, taste characteristics, or impurities that may limit the usefulness of DHA derived from fish oil;

•	our oils can be blended in a variety of mixtures in precise ratios for specific applications, whereas the composition of fish oils may vary;

•	each of our oils is comprised of a fatty acid blend that has no undesirable fatty acids in significant quantities such as EPA, which is found in fish oil;

•	our oils do not contain substances found in certain fish oils such as methylmercury, polychlorinated biphenyls (PCBs), dioxins, and other contaminants;

•	our oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, amenable to the spray drying process required for powdered formula; and

•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from the phospholipid form found in egg yolk lipids;

•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.

     At this time, our oils are the only DHA and ARA oils cleared by the FDA for inclusion in infant formula in the U.S.

     Nurtinova, one of the operating units of Celanese Ventures is actively marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the U.S. and overseas. On September 23, 2003, Martek filed a patent infringement lawsuit in the US District Court in Delaware that alleges that Nutrinova and Celanese have been making, using, offering to sell, selling and/or importing into the United States DHA marketed under the brand name DHActive™ that is made by a process and employs compositions that infringe our patents. Nutrinova and Celanese filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of all Martek U.S. patents and rights. We filed a second patent infringement suit against Nutrinova and Celanese in Germany on January 16, 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils.

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

     We also own patents and applications that cover algae fermentation processes, lipid extraction/purification, genomic-based approaches to lipid production, arachidonic acid production and use, animal feeding protocols, and food applications for PUFAs, as a result of the OmegaTech purchase in 2002. From 1992 to 2001, six U.S. patents were issued covering the use of algae in the production of omega-3 PUFAs (e.g. DHA), and the use of such PUFAs in such products as human food, animal feed, aquaculture and the resulting fortified meat, seafood, milk and eggs. Additional patent applications directed to this technology are still pending. From 1994 to 2003, eight U.S. patents were issued covering the fermentation of microorganisms in low chloride fermentation medium. Small microorganisms, the use of such microorganisms in aquaculture, and the resulting products are also claimed. Additional patent applications covering this technology are still pending. From 1996 to 2003, five U.S. patents were issued covering the use and production of ARA using a variety of fungi. Additional patent applications covering this technology are still pending. Other U.S. patents have been issued and a number of patents are pending worldwide.

     Our success is dependent in part on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 62 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2021. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have approximately 493 issued patents and pending applications worldwide. There can be no assurance that:

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

     We are the exclusive licensee of two U.S. patents and numerous foreign patent applications covering production, sale and use of our Sensilight™ dyes. We are the licensee of two PCT applications covering the fractionation of lipids.

     We currently have several challenges to our European patents covering our DHA oils, ARA oils and DHA and ARA blended oils and these challenges are described in Item 3 of Part I.

     It is our corporate policy to vigorously protect its substantial investment in the research and development of its products and to continue to enforce its patent and other intellectual property rights against third parties who engage in the unauthorized manufacture, sale or use of the Company’s technology.

     We expect that, in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We believe that additional challenges to our suite of U.S. patents may arise in the future. We will likely incur substantial costs in the future protecting and defending our patent and other intellectual rights.

     If we fail to maintain patent protection for our nutritional oils, it would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils and future license fees related to sales of infant formula containing these oils. In particular, if we fail to maintain patent protection, it would permit our competitors to produce products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula manufacturers under license or those which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.

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

GOVERNMENT REGULATION AND PRODUCT TESTING

     Our products and our manufacturing and research activities are subject to varying degrees of regulation by a number of state and federal regulatory authorities in the United States, including the Food and Drug Administration (“FDA”) pursuant to the Federal Food, Drug and Cosmetic Act (the “FDC Act”). The products developed by us are subject to potential regulation by FDA as food ingredients, dietary supplements, drugs and/or medical devices. The regulatory status of any product is largely determined by its intended use.

     Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe (“GRAS”) food ingredients. Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. The FDA has established detailed GMP, labeling and other requirements for drugs, medical devices, infant formulas, foods and dietary supplements. The requirements for drugs, medical devices and infant formulas generally are much more stringent than the requirements for foods and dietary supplements.

     Our infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing our oils. Sales of our products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country. Seven of our infant formula licensees have obtained the regulatory approval, where required, to sell term or pre-term infant formula supplemented with our oils in over 60 countries:

•	Argentina	•	Ecuador	•	Iceland	•	Malta	•	Qatar	•	UAE
•	Australia	•	Egypt	•	Indonesia	•	Mauritius	•	Russia	•	United Kingdom
•	Bahrain	•	El Salvador	•	Ireland	•	Mexico	•	Saudi Arabia	•	United States
•	Belgium	•	Finland	•	Israel	•	Netherlands	•	Seychelles	•	Uruguay
•	Bolivia	•	France	•	Jamaica	•	New Zealand	•	Singapore	•	Venezuela
•	Canada	•	Greece	•	Jordan	•	Nicaragua	•	South Africa	•	Vietnam
•	Chile	•	Guatemala	•	Kenya	•	Oman	•	Spain	•	Zimbabwe
•	China	•	Guyana	•	Kuwait	•	Panama	•	Switzerland
•	Colombia	•	Haiti	•	Lebanon	•	Peru	•	Taiwan
•	Cyprus	•	Honduras	•	Malawi	•	Philippines	•	Trinidad
•	Dominica	•	Hungary	•	Malaysia	•	Portugal	•	Turkey

     On May 17, 2001, we received notice from the FDA that after completing its review of our generally recognized as safe (“GRAS”) notification, the agency had no further questions regarding the conclusion that our DHASCO® and ARASCO® oil blend is GRAS when used in specified ratios in infant formulas. The first DHA and ARA supplemented infant formula introduced was Mead Johnson’s Enfamil® LIPIL® in February 2002. It is now supported by other DHA and ARA supplemented Mead Johnson products within their preterm, lactose-free and soy based product lines. The Ross Products Division of Abbott Laboratories has launched its DHA and ARA supplemented line, Similac® Advance®, which includes term, preterm, lactose-free and soy based products. Nestle has launched a supplemented formula under the Good Start® Supreme DHA & ARA brand. Finally, Bright Beginnings™ and private label brands, such as Wal-Mart’s Parent’s Choice™, are produced by Wyeth Nutritionals and distributed by PBM Products, Inc.

     The Federal Dietary Supplement Health and Education Act of 1994 (“DSHEA”) regulates the use and marketing of dietary supplements. We are currently marketing several lines of DHA dietary supplements — Neuromins®, Neuromins® PL and DHAGold®. In addition, we are researching and developing new applications for our DHA and ARA oils. We believe that our DHA and ARA are not subject to premarket notification requirements when marketed for use as dietary supplements. There can be no assurance that the FDA would agree that a premarket notification is not required or that we will be able to comply with the requirements of DSHEA or any regulations that the FDA may promulgate thereunder.

     In August 2003, we submitted to the FDA a GRAS notification relating to our DHA oil for use in food and beverage applications. Although our oils can be sold for these applications now, GRAS status should increase customer acceptance as well as our potential customer base for sales of our oils in the food and beverage market. We expect to receive a response from the FDA in fiscal 2004.

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

     Due to the cost and time commitment associated with the FDA regulatory process, we will decide on a product-by-product basis whether to handle relevant clearance and other requirements independently or to assign such responsibilities to our licensees or future collaborative partners. There can be no assurance that Martek or our licensees or collaborators will be able to obtain such regulatory clearances, if required, on a timely basis or at all. Delays in receipt of, or failure to receive, such clearances, the loss of previously received approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

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

     As large scale manufacturing facilities, our plants in Winchester, KY and Kingstree, SC are required to abide by applicable federal, state environmental and safety laws, including regulations established by the Environmental Protection Agency (U.S. EPA) and the Occupational Safety and Health Administration (OSHA). In addition to the normal standards for heavy industrial manufacturing facilities, our solvent extraction process includes the use of n-hexane, which is extremely flammable and subject to emission requirements. Ongoing compliance with environmental and safety laws is monitored by periodic inspections by the U.S. EPA and OSHA. If we fail to abide by these laws we could receive fines, or if the violations were serious enough, our operations could be shut down until the problems are fixed. Such penalties could have a material adverse effect on our ability to manufacture our nutritional oils, and our financial results could be negatively impacted.

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

EMPLOYEES

As of October 31, 2003, we had 384 full-time employees, of whom one has an M.D. and 22 of whom have Ph.D.s. Approximately 75 employees are engaged in research and development and contract related research and development activities, 243 are engaged in production or production development related activities and 66 are in administrative, business development, and sales and marketing positions. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our Directors are as follows:

Gordon S. Macklin Member — Audit Committee, Nominating and Governance Committee.

Age 75 Mr. Macklin serves as a director of MedImmune, Inc. (biotechnology), Overstock.com (internet sales), White Mountains Insurance Group, Inc., and is a director, trustee, or managing general partner, as the case may be, of 48 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin was formerly the Deputy Chairman of White Mountains Insurance Group, Inc., Chairman of White River Corporation (financial services), President of the National Association of Securities Dealers, Inc. (1970–1987) and Chairman of Hambrecht and Quist Group (1987–1992). Mr. Macklin has been a director of the Company since 1998. His term expires in 2006.

Robert J. Flanagan Member — Nominating and Governance Committee.

Age 48 Mr. Flanagan is Executive Vice President of Clark Enterprises, Inc. (“Clark”), one of the largest privately-held construction companies in the United States. Prior to joining Clark, Mr. Flanagan was the Treasurer, Secretary and member of the Board of Directors of the Baltimore Orioles, Inc. and was also employed as a member of Arthur Andersen’s audit division in the Washington, D. C. office. Certified as a public accountant in Washington, D. C., Mr. Flanagan received a bachelor’s degree in business administration from Georgetown University and a master’s degree in taxation from the American University School of Business. Mr. Flanagan has been a director of the Company since April 2002. His term expires in 2006.

Dr. Richard J. Radmer

Age 61 Dr. Radmer, a founder of Martek, has served since 1985 as a director. He served as President and Chief Scientific Officer of the Company through March 2003 and is currently an employee of the Company on a part-time basis. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. Dr. Radmer received a Ph.D. in biology, an M.S. in botany and a B.S. in biochemistry from the University of Chicago. He completed his Ph.D. studies while in residence at Harvard University. His term expires in 2006.

Jules Blake, Ph.D.

Age 79 Dr. Blake served as Vice President of Research and Development, and later Vice President, Corporate Scientific Affairs, for Colgate-Palmolive from 1973 until 1989. Following his retirement in 1989, Dr. Blake accepted an appointment as Industrial Research Institute Fellow at the Office of Science and Technology Policy, Executive Office of the President, where he served until 1991. Dr. Blake also serves as a director for Gene Logic, Inc. (biotechnology). Dr. Blake has been a director of the Company since 1990. His term expires in 2005.

Ann L. Johnson, M.D. Member — Compensation Committee.

Age 67 Dr. Johnson has served as a physician on the neonatology staff of Mills Peninsula Hospital since 1992. Dr. Johnson has a private practice in psychiatry and psychopharmacology. Dr. Johnson has been a director of the Company since March 1995. Her term expires in 2005.

Sandra Panem, Ph.D. Member — Audit Committee.

Age 57 Dr. Panem is a partner in Cross Atlantic Partners, an investment company specializing in biotechnology and healthcare. Prior to 1999, Dr. Panem was President of Vector Fund Management, L.P. (“VFM”), which focused on later-stage companies. Prior to joining VFM, she served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Prior to joining Oppenheimer, Dr. Panem was a Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem has been a director of the Company since May 1995. Prior to that time, she served as a director from June 1990 until February 1993. Dr. Panem also serves as a director for Bioject, Inc. (healthcare equipment manufacturer). Her term expires in 2005.

Henry Linsert, Jr. Chairman, Chief Executive Officer and Director

Age 63 Mr. Linsert joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988 he was primarily engaged as President of American Technology Investments Corp., a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. He received an M.A. in economics from George Washington University and a B.A. from Duke University. His term expires in 2005.

Douglas J. MacMaster, Jr. Member — Compensation Committee, Nominating and Governance Committee.

Age 73 Mr. MacMaster served in various management positions at Merck & Co., Inc. (“Merck”) from 1961 to 1988, at which time he was appointed Senior Vice President responsible for ten divisions, including Manufacturing and Technology, and Pharmaceutical Manufacturing.

Mr. MacMaster retired from Merck in 1991 and currently serves as a director for Neose Technologies, Inc. (biotechnology) and Stratton Mutual Funds. Mr. MacMaster has been a director of the Company since 1993. His term expires in 2004.

John H. Mahar Member — Compensation Committee.

Age 69 Mr. Mahar has served as President of Hillside Management, a consulting firm, since 1992. From 1991 to 1992, Mr. Mahar was a Vice President at Salomon Brothers Inc., serving as a principal for the Venture Capital Fund. From 1985 to 1991, Mr. Mahar was Executive Vice President and Chief Operating Officer of Elf Technologies, Inc., a venture capital firm. Mr. Mahar was reelected as a director of the Corporation in February 1993. Prior to that time, he served as a director of the Company from 1988 until 1991. His term expires in 2004.

Eugene H. Rotberg Member — Audit Committee, Nominating and Governance Committee.

Age 74 Since 1990, Mr. Rotberg has been an independent advisor to international development and financial institutions. From 1987 to 1990, Mr. Rotberg was Executive Vice President and a member of the Executive Committee at Merrill Lynch & Co., Inc. From 1969 to 1987, Mr. Rotberg was Vice President and Treasurer of the World Bank. Mr. Rotberg has been a director of the Company since 1992. His term expires in 2004.

     Executive Officers (in addition to Mr. Linsert):

Steve Dubin President

Age 50 Mr. Dubin joined Martek in 1992, where he served in various management positions, including CFO, Treasurer, Secretary, General Counsel and Senior Vice President of Business Development. In 2000 he moved to a part-time position of Senior Advisor – Business Development, a role he filled until his recent election to President of the Company in September 2003. He also spent time during 2000 through 2003 co-founding and co-managing a Maryland-based, angel-investing club that funds early-stage, high-potential businesses. He was also Of Counsel to the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. during part of 2001 and 2002. Prior to 1992, Mr. Dubin worked in the financing and management of early-stage businesses and, over a period of 12 years, served in various positions at Suburban Bank, now part of Bank of America, including Vice President and Treasurer of their venture capital subsidiary, Suburban Capital Corporation. In this last position, he helped lead Martek’s initial round of institutional financing in 1986. Mr. Dubin received a Bachelor of Science Degree in accounting from the University of Maryland, College Park. He received a Juris Doctor Degree from the National Law Center at the George Washington University in Washington, D.C. Mr. Dubin is a licensed CPA and a member of the Maryland Bar.

Thomas C. Fisher Senior Vice President, Operations

Age 57 Mr. Fisher joined Martek in 1991 and was named Senior Vice President of Operations in 1992 after 18 years with Merck and Dupont-Merck. Mr. Fisher’s last position was Vice President for Technical Operations at Dupont-Merck, and in that capacity he was responsible for world-wide pharmaceutical production, quality control and engineering. During his tenure at Merck, Mr. Fisher was Director of Biological Manufacturing and held management positions in sterile operations, development and quality control. Mr. Fisher received an M.S. in genetics from West Virginia University and a B.S. in biology from Waynesburg College.

Jerome C. Keller Senior Vice President, Sales & Marketing

Age 61 Mr. Keller joined Martek in September 1997 as Senior Vice President of Sales and Marketing. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Some of the products introduced under Mr. Keller included Pepcid, Mefoxin, Primaxin, Vasotec, Mevocor, Zocor, Proscor and Prilosec. Mr. Keller has a M.S. degree from the University of Pittsburgh and a B.S. degree from Duquesne University.

George P. Barker Senior Vice President, General Counsel and Secretary

Age 64 Mr. Barker joined Martek in June 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Martek, Mr. Barker was Senior Vice President of Howard County General Hospital, Inc: A Member of Johns Hopkins Medicine and its affiliate Howard County Health Services, Inc. In this position, Mr. Barker had both legal and business responsibilities. From 1982 to 1991, Mr. Barker was Senior Vice President for Development, General Counsel and Secretary of The Enterprise Development Company, a real estate development company located in Columbia, Maryland. Prior to 1982, Mr. Barker held positions as a partner of a Baltimore, Maryland, law firm and Associate General Counsel and Assistant Secretary of The Rouse Company, a real estate development company also located in Columbia, Maryland. Mr. Barker has an A.B. degree from Princeton University and a LL.B. degree from Columbia University.

Peter L. Buzy Chief Financial Officer and Treasurer

Age 44 Mr. Buzy joined Martek in March 1998 as Chief Financial Officer. Prior to joining Martek, Mr. Buzy spent 13 years with the accounting firm of Ernst & Young LLP, most recently as an audit partner in the Northern Virginia High Technology/Life Sciences Practice. Mr. Buzy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received his B.S. in accounting from Salisbury State University.

James H. Flatt Ph.D.Senior Vice President, Research and Development

Age 44 Dr. Flatt joined Martek in April 2002 as Senior Vice President, Research and Development. Prior to joining Martek, Dr. Flatt was the Vice President of Research and Development for OmegaTech, Inc., a DHA producer in Boulder, Colorado that was acquired by Martek in April 2002. In his position with OmegaTech, Dr. Flatt managed all corporate research and development, including discovery, ingredient technology, food and analytical sciences and process development. Prior to joining OmegaTech, Dr. Flatt held a position at Proctor and Gamble and, most recently, was Vice President of Fermentation and Process Research for the Kelco division of Merck, where he led the development and commercialization of several major new products and processing technologies. Dr. Flatt is the author of six patents and numerous professional papers. He received his B.S. in chemical engineering from the Massachusetts Institute of Technology, his M.S. in chemical engineering from the University of California – Berkeley, and his Ph.D. in chemical and biochemical engineering from the University of Wisconsin – Madison.

COMPANY

Martek was incorporated in Delaware in 1985. Martek’s principal executive offices are located at 6480 Dobbin Road, Columbia, MD 21045. Our telephone number is (410) 740-0081 and our website address is http://www.martekbio.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file with the SEC.

ITEM 2. PROPERTIES.

     We lease an aggregate of approximately 43,000 square feet of laboratory, manufacturing, technical and administrative space in Columbia, Maryland, approximately 7,250 square feet of which is currently being subleased. Our lease expires in late 2004, with an option to extend the lease through 2009 at the expiration of the initial lease. We are currently evaluating our options.

     We also lease an aggregate of approximately 14,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2005.

     We own a fermentation and oil processing facility in Winchester, KY where we produce oils rich in DHA and ARA using our proprietary technology. The facility is located on eight acres and occupies approximately 78,000 square feet holding three 267,000 liter, two 140,000 liter and one 90,000 liter production fermentation vessels and supporting equipment.

     We also own a fermentation and oil processing facility in Kingstree, SC where we produce oils rich in DHA using our proprietary technology. The facility is located on more than five hundred acres and occupies approximately 234,000 square feet currently holding 150,000 liter and 125,000 liter fermentation vessels primarily for DHA fermentation, 150,000 liter, 60,000 liter and 12,000 liter fermentation vessels currently used for contract manufacturing and a 130,000 liter fermentation vessel that is used for both DHA and contract manufacturing. As part of our expansion we are adding eight 267,000 liter production fermentation vessels for DHA production and approximately 75,000 additional square feet.

ITEM 3. LEGAL PROCEEDINGS.

     Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (EPO) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent has now been returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. The patent is in full force and effect and its status should not change during the appeal process. The appeal process may not be completed until some time in 2006.

     With respect to our ARA patent issued by the EPO, BASF AG, F. Hoffman – LaRoche AG, and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. A hearing at the Opposition Division is scheduled for July 2004. The opposition process is not expected to be completed until sometime in 2006.

     With respect to our blended-oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG, F. Hoffman – LaRoche AG, Friesland Brands B.V., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. A hearing at the Opposition Division is now scheduled to be held in November 2004. The opposition process is not expected to be completed until sometime in 2006.

     Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Biochemicals challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December, 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2006.

     In connection with Market’s Food and audit nutritional business applications, we are aggressively pursuing a potential competiton for patent infurgement. On September 23, 2003, we filed a patent infringement lawsuit in the US District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. The lawsuit alleges that Nutrinova and Celanese have been making, using, offering to sell, selling and/or importing into the United States DHA marketed under the brand name DHActive™ that is made by a process and employs compositions that infringe the patents. On October 24, 2003. Nutrinova and Celanese filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of all our U.S. patents and rights. We filed a second patent infringement suit involving Nutrinova in Germany on January 16, 2004. Named as defendants were Nutrinova Nutrition Specialties and Food Ingredients GmbH and Celanese Ventures GmbH. The complaint alleges infringement of our European patent relating to DHA-containing oils.

     On May 31, 2002, we received a letter from the staff of the Federal Trade Commission’s Bureau of Consumer Protection, Division of Advertising Practices, indicating that the staff is conducting an inquiry into our advertising and promotional activities and promotional activities relating to its DHA and ARA products. The letter requested that we voluntarily provide the staff with certain information to assist it in its inquiry. The letter does not assert that there has been any violation of law or regulation. We have voluntarily provided the staff with this information and with information subsequently requested by the agency.

     In addition, from time to time, Martek is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such litigation or administrative proceedings currently pending against Martek is unlikely, either individually or in the aggregate, to have a material adverse effect on Martek’s results of operations or financial condition.

     We are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption “Price Range of Common Stock” and “Stock Description and Form 10-K” on page 32 of our Annual Report to Stockholders for the fiscal year ended October 31, 2003, are incorporated by reference herein. We have not declared any cash dividends during the three-year period ending October 31, 2003. Dividend payment is restricted under the Company’s Loan and Security Agreement dated January 26, 2004.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption “Selected Financial Data” on page 6 of our Annual Report to Stockholders for the fiscal year ended October 31, 2003 is incorporated by reference herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 7 through 15 of our Annual Report to Stockholders for the fiscal year ended October 31, 2003, is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and qualitative disclosures regarding market risk are not required because the underlying risk items are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our 2003 Audited Financial Statements and Report of Independent Auditors by Ernst & Young LLP set forth on pages 16 through 31 of our Annual Report to Stockholders for the fiscal year ended October 31, 2003, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and the Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded as of the end of the period covered by this report that the disclosure controls and procedures were effective.

     b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s last fiscal quarter that materially affect or is reasonably likely to materially affect the internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item 1 – Business “Directors and Executive Officers of the Registrant.” The additional information required by this item is hereby incorporated by reference from the information to be contained in our 2004 Definitive Proxy Statement.

     Additional information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the Company’s 2004 Definitive Proxy Statement.

     As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our chief executive officer, president, chief financial officer and controller. This code of ethics is available on our website at http://media.corporate-ir.net/media_files/nsd/matk/codeofconduct.pdf

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2004 Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2004 Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2004 Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required by this item is hereby incorporated by reference from the information to be contained in our 2004 Definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

     The following Financial Statements and Report of Independent Auditors set forth on the pages indicated in our Annual Report to Stockholders for the year ended October 31, 2003 are incorporated into Item 8 of Part II of this Report:

(a)(2) Financial Statement Schedules

          Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

          See Index to Exhibits on pages 24 through 26. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

b) Reports on Form 8-K

     Form 8-K (Item 5 and Item 7 reported) filed on October 3, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2004.

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

Signatures	Title	Date

/s/ Henry Linsert, Jr. Henry Linsert, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2004

/s/ Peter L. Buzy Peter L. Buzy	Principal Financial and Accounting Officer	January 29, 2004

/s/Jules Blake Jules Blake	Director	January 29, 2004

/s/ Robert J. Flanagan Robert J. Flanagan	Director	January 29, 2004

/s/ Ann L. Johnson Ann L. Johnson	Director	January 29, 2004

/s/ Gordon S. Macklin Gordon S. Macklin	Director	January 29, 2004

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr.	Director	January 29, 2004

Signatures	Title	Date

/s/ John H. Mahar John H. Mahar	Director	January 29, 2004

/s/ Sandra Panem Sandra Panem	Director	January 29, 2004

/s/ Richard J. Radmer Richard J. Radmer	Director	January 29, 2004

/s/ Eugene H. Rotberg Eugene H. Rotberg	Director	January 29, 2004

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation of Registrant.

3.02	Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

3.04	Amended By-Laws of Registrant.

3.05	Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.06	Amendment to Bylaws effective March 2, 2001 (filed as exhibit 3.06 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

3.07	Certificate of Amendment to the Restated Certificate of Incorporation of Martek Biosciences Corporation (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.08	Martek Biosciences Corporation Amendment to By-laws effective April 25, 2002 (filed as exhibit 3.08 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

4.02	Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).

4.03	Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).

4.04	Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

4.05	Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Company’s Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein).

10.01	Form Indemnification Agreement for directors.

10.02	1986 Stock Option Plan, as amended.

10.03	1992 Registration Rights Agreement between the Company and Preferred Stockholders.

10.04	Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr. +

10.08	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.12	Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.

10.13	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.

10.14	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.14A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.15	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company.*

10.15A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.16	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.16A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.18	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.

EXHIBIT
NUMBER	DESCRIPTION

10.20	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s 1995 Form 10-K, File No. 0-22354, and incorporated by reference herein).

10.22	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein).

10.23	Manufacturing Agreement, dated December 31, 1996, between the Company and DSM Food Specialties (formerly Royal Gist-Brocades B.V.)* (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

10.24	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein).

10.25	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company’s 1997 10-K, File No. 000-22354, and incorporated by reference herein).

10.26	Fourth Amendment of Lease, dated August 5, 1998 between the and M.O.R Columbia Limited Partnership (filed as exhibit 10.26 to the Company’s 1998 Form 10-K, File No. 22354, and incorporated by reference herein).

10.28	Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein).

10.29	Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein).

10.30	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories * (filed as exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).

10.32	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein).

10.33	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated March 2, 2001 and incorporated by reference herein).

10.34	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust (filed as exhibit 10.34 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.35	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders Trust (filed as exhibit 10.35 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.36	Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.37	OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.39	Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed as exhibit 10.39 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.41	Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed as exhibit 10.41 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).*

10.42	Manufacturing Agreement between C.P. Kelco U.S. Inc. and OmegaTech, Inc. dated October 19, 2001 (filed as exhibit 10.42 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

EXHIBIT
NUMBER	DESCRIPTION

10.43	Agreement and Plan of Merger, dated March 25, 2002, by and among Martek Biosciences Corporation, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.44	First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., Martek Biosciences Corporation, and OGTAQ Corp., dated April 24, 2002 by and among Martek Biosciences Corporation, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.45	Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2002 and incorporated by reference herein).

10.46	Addendum 3 to Martek Biosciences Corporation/Gist-Brocades S.p.A. ARA Purchase and Production Agreement dated June 14, 2002 (filed as exhibit 10.46 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2002, and incorporated by reference herein).*

10.47	Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., Martek Biosciences Corporation and OGTAQ Corp., entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders’ Representative. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on July 31, 2002 and incorporated by reference herein).

10.48	Amendment No. 3 to Settlement Terms Related to Arbitration of License Agreement dated as of December 20, 2002 by and among Monsato Company and Martek Biosciences Boulder Corporation. (filed as Exhibit 10.48 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2002, and incorporated by reference herein).

10.49	Loan and Security Agreement Between Martek Biosciences Corporation, a Delaware Corporation, Martek Biosciences Boulder Corporation, a Delaware Corporation, borrower and Allfirst Bank, lender, $10,000,000.00 Revolving Line of Credit, Dated:
February 25, 2003 (filed as exhibit 10.49 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended January 31, 2003, and incorporated by reference herein).

10.50	License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No.22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.51	Asset Sale and Purchase Agreement dated July 21, 2003 by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.51 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.52	Amendment No. 1 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.52 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.53	Amendment No. 2 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.53 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.54	Joinder Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.54 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.55	Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.58	Purchase Money Promissory Note by and among FermPro Manufacturing LP, a Georgia limited partnership, and IBIS Limited Partnership, a North Carolina limited partnership, as amended (filed as exhibit 10.58 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.59	Collaboration Agreement Between Martek Biosciences Corporation and SemBioSys Genetics, Inc., a Canadian corporation, dated December 1, 2003. Filed herewith.***/**

10.60	Amendment to Manufacturing Agreement by and between CP Kelco U.S., Inc. and Martek Biosciences Boulder Corporation, dated October 1, 2003. Filed herewith.***/**

10.61	Promissory Note payable to the order of Genencor International, Inc., a Delaware Corporation, dated January 26, 2004***/**

10.62	Loan and Security Agreement between Martek Biosciences Corporation, a Delaware Corporation, as Borrower, and Manufacturers And Traders Trust Company, as Administrative Agent, and as Sole Book Runner, and Bank of America, N.A., as Syndication Agent, and SunTrust Bank as Documentation Agent, and Manufacturers And Traders Trust Company And Various Other Financial Institutions Now or Hereafter Party Hereto As Lenders, dated January 26, 2004. Filed herewith.**

13.01	Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 2003.**

21.01	Subsidiaries of the Registrant. **

23.01	Consent of Ernst & Young LLP, Independent Auditors.**

24.01	Power of Attorney of the Board of Directors (included on signature page of this report).**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14a/15d-14a.**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14a/15d-14a.**

32.01	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.02	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.01	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform act of 1995.**

***	Confidential treatment was requested for certain portions of these agreements. The confidential portions were filed separately with the Commission.

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith. Exhibits 10.59, 10.60 and 10.61 contain a list briefly identifying the contents of all omitted schedules and Martek will furnish supplementally a copy of any omitted schedule to the Commission at its request. Unless otherwise noted, all other Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522).

+	Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.