Form 10-Q
period 2004-01-31
MARTEK BIOSCIENCES CORP
filed 2004-03-16
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

Common stock, par value $.10 per share: 29,213,136 shares outstanding as of March 1, 2004

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

	January 31,	October 31,
	2004	2003

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,472	$29,924
Short-term investments and marketable securities	26,111	67,047
Accounts receivable, net	23,695	20,164
Inventories, net	18,448	14,543
Other current assets	7,173	6,666

Total current assets	113,899	138,344
Property, plant and equipment, net	142,946	88,314
Goodwill	50,341	50,274
Other intangible assets, net	18,402	18,378
Other assets	642	213

Total assets	$326,230	$295,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,219	$14,988
Accrued liabilities	10,206	12,020
Current portion of notes payable and other current obligations	650	2,277
Current portion of unearned revenue	2,193	2,841

Total current liabilities	24,268	32,126
Long-term debt under revolving credit facility	20,000	—
Notes payable and other long-term obligations	9,882	10,441
Long-term portion of unearned revenue	9,232	8,992
Commitments	—	—

Total liabilities	63,382	51,559

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 29,029,621 and 28,041,323 shares issued and and outstanding at January 31, 2004 and October 31, 2003, respectively	2,903	2,804
Additional paid-in capital	368,162	352,728
Accumulated deficit	(108,217)	(111,568)

Total stockholders’ equity	262,848	243,964

Total liabilities and stockholders’ equity	$326,230	$295,523

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Income
(Unaudited — $ in thousands, except share and per share data)

	Three months ended January 31,

	2004	2003

Revenues:
Product sales:
Nutritional product sales	$31,709	$20,209
Other product sales	396	289

Total product sales	32,105	20,498
Contract manufacturing sales	3,344	—
Other revenue	126	47

Total revenues	35,575	20,545

Costs and expenses:
Cost of product sales	19,525	12,342
Cost of contract manufacturing sales	2,709	—
Research and development	3,759	2,787
Selling, general and administrative	6,035	3,742
Restructuring reversal	—	(250)
Other operating expenses	450	—

Total costs and expenses	32,478	18,621

Income from operations	3,097	1,924
Other income, net	284	137

Income before income taxes	3,381	2,061
Income tax expense	30	—

Net income	$3,351	$2,061

Net income per share:
Basic	$0.12	$0.09

Diluted	$0.11	$0.08

Weighted average common shares outstanding:
Basic	28,330,649	23,368,266
Diluted	30,898,912	24,662,609

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited — $ in thousands)

	Three Months Ended January 31,

	2004	2003

Operating activities:
Net income	$3,351	$2,061
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,725	1,060
Changes in operating assets and liabilities:
Accounts receivable	(3,531)	(2,424)
Inventories	(3,905)	(987)
Other assets	481	(599)
Accounts payable	(3,769)	943
Accrued liabilities	(1,685)	2,487
Unearned revenue	(408)	117

Net cash (used in) provided by operating activities	(7,741)	2,658

Investing activities:
Purchase of short-term investments and marketable securities	(10,300)	—
Proceeds from sale of short-term investments and marketable securities	51,236	2,000
Purchase of property, plant and equipment	(55,991)	(6,370)
Capitalization of intangible and other assets	(1,874)	(200)

Net cash used in investing activities	(16,929)	(4,570)

Financing activities:
Repayment of notes payable and capital leases	(2,315)	(45)
Borrowings under revolving credit facility	20,000	—
Proceeds from the exercise of stock options	15,533	2,618

Net cash provided by financing activities	33,218	2,573

Net increase in cash and cash equivalents	8,548	661
Cash and cash equivalents at beginning of period	29,924	20,419

Cash and cash equivalents at end of period	$38,472	$21,080

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity
(Unaudited — $ in thousands)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2003	28,041,323	$2,804	$352,728	$(111,568)	$243,964
Exercise of stock options	988,298	99	15,434	—	15,533
Net income	—	—	—	3,351	3,351

Balance at January 31, 2004	29,029,621	$2,903	$368,162	$(108,217)	$262,848

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2003.

Consolidation The consolidated financial statements include the accounts of Martek Biosciences Corporation and its wholly owned subsidiaries, Martek Biosciences Boulder Corporation (“Martek Boulder”) and Martek Biosciences Kingstree Corporation (“Martek Kingstree”), after elimination of all significant intercompany balances and transactions.

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

Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped. Cash received as a payment on future purchases is deferred and recognized as revenue when the related shipments are made. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. At January 31, 2004, the Company had approximately $2.2 million in short-term and $9.2 million in long-term unearned revenue relating to third-party license agreements and prepayments on product purchases.

Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

Foreign Currency Transactions Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of ARA from DSM Food Specialties’ (“DSM”) Capua, Italy plant, which effective January 2004, are denominated in euro’s.

Short-Term Investments and Marketable Securities The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value and consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities with average maturities of less than one year. Unrealized gains or losses on these securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, based on the specific identification method.

The Company periodically evaluates whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other than temporary. If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction.

Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, in other comprehensive income on its Consolidated Statements of Stockholders’ Equity.

Stock-Based Compensation The Company accounts for its employee stock option plans using the intrinsic value method under the provisions of APB No. 25, "Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value method in accordance with Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”). The Company has adopted the disclosures outlined in SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123.”

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three months ended January 31,
In thousands, except per share amounts	2004	2003

Net income, as reported	$3,351	$2,061
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(2,888)	(3,522)

Pro forma net income (loss)	$463	$(1,461)

Earnings (loss) per share:
Basic — as reported	$0.12	$0.09

Basic — pro forma	$0.02	$(0.06)

Diluted — as reported	$0.11	$0.08

Diluted — pro forma	$0.01	$(0.06)

The effect of applying SFAS No. 123 on pro forma net income and per share calculations for the three months ended January 31, 2004, as stated above, is not necessarily representative of the effect on reported net income and earnings per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The weighted average fair market values of the options at the date of grant for options granted during the three months ended January 31, 2004 and 2003 were $43.56 and $14.06, respectively. The fair market value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the three months ended January 31, 2004 and 2003:

	Three months ended January 31,
	2004	2003

Expected volatility	69.8%	74.6%
Risk-free interest rate	3.7%	3.6%
Expected average life of options	7 years	7 years
Expected dividend yield	0.0%	0.0%

Net Income Per Share Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.

Reclassification Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period presentation.

2. Acquisition of FermPro Manufacturing, LP

On September 5, 2003, Martek Biosciences Kingstree Corporation (“Martek Kingstree”) was created as a wholly-owned subsidiary of Martek to purchase certain assets and assume certain liabilities of FermPro Manufacturing, LP (“FermPro”), which operated a fermentation facility located in Kingstree, SC. The purchase price of the assets acquired and liabilities assumed included a payment of approximately $12.1 million, comprised of $5.4 million in cash, 124,788 shares of the Company’s common stock valued at approximately $5.6 million, and approximately $1.1 million in acquisition-related fees and expenses. In addition, a $10 million note was assumed as part of the transaction.

The acquisition has been accounted for as a purchase in accordance with SFAS No. 141, and accordingly, the results of operations of FermPro have been included in the accompanying consolidated statements of income from the date of the acquisition. In accordance with SFAS No. 142, the purchase price has been allocated to the assets and liabilities of FermPro based on their relative fair value. The allocation of the purchase price is preliminary and subject to revision based on the final determination of fair values that is anticipated to be completed during the Company’s second quarter of fiscal year 2004.

3. Short-term Investments and Marketable Securities

Available-for-sale securities consist of U.S. government obligations, agency obligations and taxable municipal auction rate securities and totaled $26.1 million at January 31, 2004 and $67.0 million at October 31, 2003. There were no unrealized holding gains or losses on these available-for-sale securities as of January 31, 2004 and October 31, 2003. In addition, there were no realized gains or losses recorded for the three months ended January 31, 2004 and January 31, 2003.

4. Inventories

Inventories consist of the following:

	January 31,	October 31,
In thousands	2004	2003

Finished products	$7,545	$5,207
Work in process	8,435	7,801
Raw materials	2,791	2,074

Inventories	18,771	15,082
Less: inventory reserve	(323)	(539)

Inventories, net	$18,448	$14,543

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	January 31,	October 31,
In thousands	2004	2003

Land	$683	$683
Buildings and improvements	9,858	9,817
Machinery and equipment	57,649	56,523
Furniture and fixtures	2,492	2,442
Computers and software	823	285
Construction-in-progress	87,769	33,533

Property, plant and equipment	159,274	103,283
Less: accumulated depreciation	(16,328)	(14,969)

Property, plant and equipment, net	$142,946	$88,314

6. Goodwill and Intangible Assets

     Intangible assets and related accumulated amortization consist of the following:

	As of January 31, 2004			As of October 31, 2003
		Accumulated			Accumulated
In thousands	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,031	$(208)	$1,823	$2,030	$(170)	$1,860
Patents	6,402	(794)	5,608	6,013	(672)	5,341
Core technology	1,708	(142)	1,566	1,708	(114)	1,594
Current products	10,676	(1,271)	9,405	10,676	(1,093)	9,583
Goodwill	50,341	—	50,341	50,274	—	50,274

Total	$71,158	$(2,415)	$68,743	$70,701	$(2,049)	$68,652

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition. The Company recorded amortization expense on intangible assets of $366,000 and $414,000 for the three months ended January 31, 2004 and 2003, respectively.

7. Long-term Debt

On January 26, 2004, the Company entered into an $85 million secured revolving credit facility that expires in February 2007. The effective interest rate on the credit facility approximates 3.4% as of January 31, 2004 and is based on LIBOR and the Company’s current leverage ratio. The new revolving credit facility is collateralized by accounts receivable and inventory. Among other things, it contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company complies with specified financial ratios and tests, including minimum coverage and liquidity ratios and maximum leverage ratios. As of January 31, 2004, the Company is in compliance with all of these debt covenants and has borrowed $20 million under the revolving credit facility. All borrowings are due at maturity. This new credit facility replaces the $10 million secured working capital line of credit established in February 2003. The Company did not have any borrowings under the previous working capital line of credit.

In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro Manufacturing, LP (“FermPro”), the Company assumed a $10 million secured note. The note was amended on January 26, 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. The note has a stated interest rate of 5% and principal is amortized over a 20-year period with the balance due at maturity. Payments through December 31, 2003 were comprised of interest only. Also, as part of the FermPro acquisition, the Company assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

In connection with the purchase of OmegaTech, Inc. (“OmegaTech”), the Company assumed an obligation to pay a minimum of $7.0 million over an eight year period associated with an agreement with a third party relating to human and animal applications for

OmegaTech’s DHA. On December 20, 2002 the Company signed an amendment to this agreement under which the Company paid $500,000 and signed a non-interest bearing promissory note for $3.25 million in exchange for the discharge of all future obligations under the agreement. The first payment under the note of $1.0 million was paid in August of 2003 and the remainder was paid in December of 2003.

During the three months ended January 31, 2004, interest cost incurred totaled approximately $130,000, all of which was capitalized as part of the cost of the Company’s construction at the Kingstree, SC manufacturing facility.

8. Commitments

As a result of the acquisition of OmegaTech, Inc., the Company is subject to a prior commitment to purchase a minimum quantity of DHA biomass on favorable terms from a third party manufacturer. The four and one-half year commitment expires on June 30, 2006. As of January 31, 2004, the Company’s remaining obligation was approximately $6.5 million, of which the Company has open purchase orders totaling approximately $700,000.

9. Net Income per Share

The following table presents the calculation of basic and diluted net income per share:

	Three months ended January 31,
In thousands, except per share amounts	2004	2003
Net income	$3,351	$2,061

Weighted average shares outstanding — basic	28,331	23,368

Effect of dilutive potential common shares:
Employee stock options	2,524	1,219
Warrants	44	76

Total dilutive potential common shares	2,568	1,295

Weighted average shares outstanding — diluted	30,899	24,663

Net income per share — basic	$0.12	$0.09

Net income per share — diluted	$0.11	$0.08

Employee stock options to purchase approximately 86,500 shares and 1.5 million shares for the period ended January 31, 2004 and 2003, respectively, were outstanding but were not included in the computation of diluted net income per share because the exercise price of the stock options was greater than the average share price of the Company’s stock for the quarter, and, therefore, the effect would have been antidilutive.

10. Subsequent Event

On February 5, 2004, the Company completed an underwritten public offering of 76,885 shares of common stock at a price of $65.59 per share pursuant to a shelf registration. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $11.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

-	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, margin and productivity improvements and potential collaborations and acquisitions;
-	expectations regarding sales to and by our infant formula licensees;
-	expectations regarding marketing of our oils by our infant formula licensees;
-	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;
-	expectations regarding future purchases of third-party manufactured oils and expansion of third-party manufacturing facilities;
-	expectations regarding production capacity and our ability to meet future demands for our DHA and ARA oils;
-	expectations regarding future research and development costs;
-	expectations regarding the integration of the former FermPro Manufacturing, LP (“FermPro”) facility with Martek;
-	expectations regarding our expansion at our Kingstree, SC facility (formerly FermPro); and
-	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities.

Forward-looking statements include those statements containing words such as:

-	“will,”
-	“should,”
-	“could,”
-	“anticipate,”
-	“believe,”
-	“plan,”
-	“estimate,”
-	“expect,”
-	“intend,” and other similar expressions.

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in Exhibit 99.1 to this report incorporated by reference into this Form 10-Q under the caption “Risk Factors”, and in our various other filings with the Securities and Exchange Commission. Our forward looking-statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

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

We currently have license agreements with fifteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico N.V. (formerly Nutricia), Novartis, Maabarot, Heinz-Wattie’s, Laboratorios —Ordesa and six companies whose identities we have agreed not to disclose at this time. Collectively, these companies represent more than 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“W.I.C.”) rebates. W.I.C. is a federal grant program administered by the states for the benefit of low income, nutritionally at-risk women, infants and children.

Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico, Novartis, Laboratorios Ordesa, Maabarot and two companies whose identities we have agreed not to disclose at this time are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The five licensees that are not currently marketing term infant formula products containing our oils represent less than 5% of the estimated worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being marketed in the United States.

Prior to fiscal 2003, we incurred losses in each year since our inception. For the fiscal quarter ended January 31, 2004, we recognized approximately $3.4 million in net income and at January 31, 2004, our accumulated deficit was approximately $108.2 million. Although we anticipate significant continued growth in sales of our nutritional oils, and we achieved an operating profit in fiscal 2003 and in the first quarter of fiscal 2004, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

•	the ability to produce adequate levels of our nutritional oils by us and our third-party manufacturers;
•	the timing of the construction at our new Kingstree facility;
•	the timing of the start of production by DSM Food Specialties (“DSM”) at its new Bevidere facility;
•	the timing of infant formula market introductions by our licensees;
•	the timing and extent of introductions of DHA into various child and/or adult applications;
•	the timing and extent of acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;
•	the acceptance of these products by consumers;
•	competition from alternative sources of DHA and ARA; and
•	agreements with other future third-party collaborators to market our products or develop new products.

As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

Overview

During our first fiscal quarter in 2004, we have continued with our extensive expansion at our recently acquired Kingstree location for the fermentation and processing of our nutritional oils. We spent approximately $56 million during the first quarter. We expect the expansion to cost $150 — $160 million when complete. The estimated total project cost has recently increased by approximately $20 million due to accelerated timing and a revised scope to include additional equipment to further increase our oil processing capacity. The first phase of the expansion is expected to begin production in mid fiscal 2004 and once all phases are complete, our production capacity is expected to triple over the next 12-18 months.

On January 26, 2004, we entered into a new $85 million revolving credit facility, replacing our $10 million revolving line of credit. Funds borrowed under the new credit facility are secured by inventory and receivables and we have agreed not to encumber our other assets, except for certain permitted liens. The new credit facility is scheduled to expire on February 1, 2007. We plan to use the proceeds from any borrowings under the credit facility to finance the expansion of our manufacturing capacity.

In February 2004, we offered and sold approximately 177,000 shares of our common stock in an underwritten public offering. We generated approximately $11.2 million in net proceeds from the offering, which we received subsequent to the end of the first quarter. These proceeds are also expected to assist in financing the expansion of our manufacturing capacity as well as be used for general corporate purposes.

Also in February 2004, the U.S. Food and Drug Administration (“FDA”) completed a favorable review of the Company’s generally recognized as safe (“GRAS”) notification for use of our DHASCO-S oil in food and beverage applications. Although our oils could be sold for applications previously, GRAS status provides further indication of food safety following an extensive review of safety and clinical data regarding the DHASCO-S oil and supports the affirmation of an independent panel of expert physicians, scientists and toxicologists that the DHASCO-S oil is GRAS for use in food products.

Management Outlook

We believe that the outlook for future revenue growth continues to be positive, although quarterly results may show fluctuations. Specifically, we believe that for fiscal 2004, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets, and term infant formulas containing our oils will also be introduced in additional countries. As we have discussed, to date, ten of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being marketed in the United States and we expect these sales to increase in fiscal 2004.

In the first quarter of fiscal 2004, approximately 89% of our revenues related to the sales of our oils for use in infant formula products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years these sales will expand and represent a much larger potential market than infant formula.

We have an aggressive growth plan that includes substantial additional investments in our manufacturing facilities. To accommodate our growth plan, we will need to continue to improve our operational and financial information systems and controls, expand our management team, continue to attract and retain new employees, accurately anticipate demand for our products and effectively bring on line and integrate new production capacity. In addition, we will rely on third-party manufacturers to effectively bring on line and integrate new production capacity. All of these factors present numerous challenges and could result in unanticipated costs and delays in product manufacture.

Production

The demand for our nutritional oils for use in infant formula products significantly exceeded our customers’ initial forecasts in the first quarter of fiscal 2004, as in fiscal 2003, resulting in customer orders in excess of our planned production. Although we produced significantly more nutritional oils than our customers’ initial projections, accelerated market demand coupled with a power outage at DSM’s Capua, Italy plant, has caused a production shortfall for the quarter ended January 31, 2004. As demand increased in 2003, we requested that our customers provide us with longer lead-times in order to fill their orders. Even with the longer lead-times and increased production each quarter, we continue to limit the orders we accept for our nutritional oils.

Including the expansion at our Winchester facility, which was completed in 2003, we currently have the production capacity equivalent to approximately $140 — $150 million in annual sales of our nutritional oils. We are now in the process of an extensive expansion at our Kingstree facility. The expanded Kingstree facility should begin initial production in mid-fiscal 2004 and should more than triple our production capacity in phases over the next 12-18 months. We also believe that production optimization efforts will continue at our plants for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs.

Our ARA oil is currently produced by DSM at its plant in Capua, Italy. DSM recently completed expansion of these facilities and is in the process of adding U.S. production by converting existing facilities in Belvidere, NJ to the production of ARA. We expect to begin receiving ARA from the Belvidere facility in the Spring of 2004; however, because DSM is a third-party manufacturer, we have limited control over the progress of it’s production timing. ARA is further processed at our plant in Winchester and we plan to begin similar ARA processing at our Kingstree facility in mid-fiscal 2004 as well.

The production of ARA by DSM was impacted by a nationwide power failure in Italy in late September 2003. The Italian power outage resulted in a production loss of ARA that negatively impacted our revenues in the first quarter of fiscal year 2004. In addition to the impact on revenue, the production inefficiencies incurred as a result of the restart of production by DSM in Capua led to increased costs of ARA in the first quarter of fiscal year 2004. Increased shipping and freight costs were also incurred to reduce the delivery time for ARA that was produced subsequent to the power failure.

Our cost of ARA is also experiencing upward pressure due to the decline of the U.S. dollar against the euro. To date, cost savings from production efficiencies at DSM’s Capua, Italy plant have largely offset the impact of the declining dollar/ euro exchange rate. We expect continued decreases in the cost of ARA production from DSM; however a portion, or all, of the production savings may be offset by further weakness in the U.S. dollar against the euro. Our exposure to currency fluctuations should decrease once DSM begins ARA production in the U.S at their Belvidere facility as planned in the Spring of 2004.

When combined with DSM’s expanded production, we plan to have production capacity equivalent to approximately $300 million in annualized sales of our nutritional oils by the end of fiscal 2004 and equivalent to approximately $500 million in annualized sales of our nutritional oils by mid-fiscal 2005. If the production expansion in Kingstree does not proceed as planned, if DSM is not able to start production in the U.S. as planned, or if market demand subsides due to our inability to meet demand for our products, our financial results may be negatively impacted.

Our DHA-S oil, which is currently used in the adult supplement market and animal feed market, is currently produced by third-party contract manufacturers including C.P. Kelco U.S. Inc. (“CP Kelco”). We have a four and one-half year minimum purchase commitment with CP Kelco that expires on June 30, 2006 with possible annual renewal. Our commitment for calendar year 2004 totals approximately $2.4 million and our minimum commitment for the six month period ending June 30, 2005 totals approximately $1.4 million. The remaining commitment of $2.7 million relates to the twelve month period ended June 30, 2006.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. Although n-hexane was found at the site of the incident, there may have been other contributing factors, including the presence of other flammable substances that were not discharged from our plant. Production at our facility has not been negatively impacted by these events. We have entered into discussions with the Winchester Municipal Utilities Commission (WMU) and its insurer as to our financial responsibility, if any, for property damage. We are expecting that we will begin to receive and will analyze information from the utility and its insurer concerning the details of the incident. On March 9, 2004, we entered into a agreement with the city of Winchester, WMU, and WMU’s insurer to extend any applicable statute of limitations and allow the parties to continue discussing this matter. In addition, we have learned that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, is contacting persons and asking questions relating to the explosion at the wastewater treatment plant and n-hexane. We have been advised by EPA representatives that this questioning is preliminary in nature and that there are no pending formal proceedings. We accrued $400,000 in the quarter ended April 30, 2003 to account for an estimate of costs that we may incur as a result of this incident. Through the end of the first quarter of fiscal year 2004 we have incurred approximately $192,000 in legal fees related to the incident, which were applied to the liability. In addition to any potential liabilities for property damage, this incident resulted in the delay of the issuance of certain permits required for the expansion of our existing Winchester plant and was a consideration in our decision to begin immediate expansion at our Kingstree, SC plant. While we cannot be certain of the ultimate outcome of our discussions with WMU and its insurer or the EPA activity, we believe that they will not have a material adverse impact on our production, financial condition or results of operations.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an on going basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2003.

Results of Operations

Revenues Nutritional product sales increased by $11.5 million or 57% in the quarter ended January 31, 2004 as compared to the quarter ended January 31, 2003. The increase is primarily due to increased sales of our oils to both existing and new infant formula licensees. Substantially all of our product sales in the quarter ended January 31, 2004 relate to the sale of our oils for use in infant formulas. Over 85% of our nutritional product sales during the first quarter of fiscal 2004 were generated by sales of DHA and ARA to three companies. Approximately 50% of these sales were to Mead Johnson and the remaining 50% were to Wyeth and Abbott combined. Collectively, these three companies are currently manufacturing term infant formulas supplemented with our oils for sale in the U.S., and in over 30 countries around the world. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 50-60% of our sales to infant formula licensees for the first quarter ended January 31, 2004, relates to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of January 31, 2004, formula supplemented with Martek’s oils had gained greater than 45% penetration in the U.S. infant formula market. We anticipate sales of nutritional products will continue to grow as infant formulas containing our oils are introduced by new licensees and by current licensees in additional countries. We also anticipate that sales of our nutritional oils will continue to grow in countries where our oils are currently sold.

Other product sales increased $107,000 or 37% in the three months ended January 31, 2004 as compared to the three months ended January 31, 2003 due primarily to the additional product revenue recognized by our recently acquired Kingstree facility.

Contract manufacturing sales, totaling approximately $3.3 million, relate to fermentation work performed for various third parties at our Kingstree, SC facility, which was acquired by the Company in the fourth quarter of fiscal 2003. Contract manufacturing sales are expected to decrease in the future as this business is phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

As a result of the above, total revenues increased by $15.0 million or 73% in the quarter ended January 31, 2004 as compared to the quarter ended January 31, 2003.

Cost of Product Sales During the quarter, we made a decision that customer demand requirements would be met to the fullest extent possible despite the potential negative effects on gross profit margins caused by production inefficiencies or high freight costs. As such, our cost of product sales increased as a percentage of product sales to 62% in the quarter ended January 31, 2004 from 60% in the quarter ended January 31, 2003 due to higher ARA costs from DSM, Martek’s third party manufacturer of ARA oil in Capua, Italy. The cost of ARA was negatively impacted during the quarter by the nationwide power outage in Italy in late September 2003, as well as DSM’s use of certain less efficient fermenters to make ARA. In addition, we increased our use of air freight to reduce the transit time of ARA shipments from DSM’s plant in Europe to our plant in Kentucky, which resulted in higher costs. The increased costs, however, were partially offset by approximately $1.3 million of insurance proceeds related to the power outage. DSM is expected to begin ARA production in the U.S. in mid-fiscal 2004, which should improve gross profit margins beginning in the third quarter of fiscal 2004 and mitigate factors that could impact the production at any one plant.

Research and Development Our research and development costs increased $972,000 or 35% in the quarter ended January 31, 2004 as compared to the quarter ended January 31, 2003. The increase is primarily the result of the additional resources directed toward improving the quality and stability of our products, as well as research related to increasing our production yields and reducing waste at our manufacturing facilities. In addition, costs were incurred in the development of products in the food and beverage industry and the commencement of work related to collaboration agreements.

Selling, General and Administrative Our selling, general and administrative costs increased by $2.3 million or 61% in the quarter ended January 31, 2004 as compared to the same period last year. This increase is primarily related to the hiring of additional personnel, increases in legal fees and increases in insurance as we continue to grow and expand to meet the demand for our products. In addition, the increased costs relate to the addition of our new Kingstree, SC facility, which was purchased in September 2003.

Other Operating Expenses Other operating expenses totaled $450,000 in the quarter ended January 31, 2004. These expenditures related primarily to start-up costs surrounding the expansion at our new Kingstree, SC facility. The start-up costs include costs related to the training of new personnel hired to run the expanded facility as well as trial fermentation runs in connection with the build-up and validation of new equipment into our production process. In addition, these expenditures include costs related to production trials of our DHA-S oil for food and beverage products. We anticipate that we will continue to incur these types of expenses for the remainder of fiscal 2004.

Other Income, net Our other income, net increased by approximately $147,000 or 107% in the quarter ended January 31, 2004 as compared to the quarter ending January 31, 2003 primarily due to increased interest income resulting from higher cash on-hand. The primary reason for this increase was the additional interest income related to the increased cash on-hand from the April 2003 common stock offering and cash flows from operations.

Income Tax Expense In the quarter ended January 31, 2004, we recorded approximately $30,000 of state income tax expense. As of October 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $169.1 million. In addition, we had a deferred tax asset of approximately $65.8 million as of October 31, 2003 which was and continues to be fully reserved through a valuation allowance since the likelihood of realization of the benefit cannot be determined. When and if the likelihood of realization of the benefit becomes probable, we will reverse a portion of the valuation allowance and recognize a gain.

Net Income As a result of the foregoing, we earned approximately $3.4 million of net income in the quarter ended January 31, 2004 as compared to net income of $2.1 million in the same period last year.

Liquidity and Capital Resources

We have financed our operations primarily from the following sources:

•	proceeds from the sale of equity securities,
•	product sales and receipt of license fees,
•	cash received from the exercise of stock option and warrants, and
•	debt financing.

At January 31, 2004, our primary source of liquidity was our cash, cash equivalents and short-term investments totaling $64.6 million. Cash, cash equivalents and short-term investments decreased approximately $32.4 million from October 31, 2003. This decrease was primarily attributable to approximately $56.0 million in capital expenditures mostly related to the construction at our Kingstree, SC facility. In addition, the Company used cash flow from operations of $7.7 million primarily in connection with an increase in DHA inventory due to production improvement by the Company and a shortage of ARA to blend with the DHA to finish the product. These cash outflows were partially offset by the proceeds from the exercise of options which approximated $15.5 million, and borrowings under the Company’s new revolving credit facility, which provided $20.0 million in cash during the three months ended January 31, 2004.

The expansion of our production facility in Kingstree, SC and to a lesser degree, production improvements at our facility in Winchester, KY, have and will continue to have a material effect upon our liquidity and capital resources in fiscal 2004. We expect to spend approximately $70-80 million over the next 12 to 18 months in plant and equipment to complete the expansion to increase output at these facilities. This amount represents our current best estimate given the aggressive nature of the project as we try to scale up production as quickly as possible. Throughout the construction period all interest incurred on borrowings will be capitalized.

The table below sets forth our contractual obligations at January 31, 2004:

In thousands
		Less than			After
Contractual Obligation	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years

Notes payable	$10,418	$567	$1,536	$7,987	$328
Borrowings under revolving credit facility	20,000	—	20,000	—	—
Operating and capital lease obligations	891	767	124	—	—
Unconditional purchase obligation	6,525	2,629	3,896	—	—

Total contractual cash obligations	$37,834	$3,963	$25,556	$7,987	$328

In December 2002, we signed a promissory note as part of a settlement of a royalty agreement that had been assumed in the purchase of OmegaTech. The Company paid $500,000 and signed a promissory note for approximately $3.3 million in exchange for the discharge of all future royalty agreement obligations, which totaled more than $7 million. The first $1 million payment under the note was paid in 2003, and the remainder of $2.3 million paid in December of 2003.

As part of the acquisition of FermPro, we assumed a $10 million note with a stated interest rate of 5%. The note was amended on January 26, 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. Principal is amortized over a 20-year period, with the balance due at maturity date. Payments through December 31, 2003 were comprised of interest only. Also as part of the FermPro acquisition, we assumed a long-term note of approximately $400,000 due in 2023 with a 7% stated interest rate.

In January 2004, we entered into a three-year $85 million secured revolving credit facility agreement with a group of banks, replacing a $10 million line of credit, which had no borrowings under it. The new revolving credit facility is collateralized by accounts receivable and inventory. Among other things, it contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company complies with specified financial ratios and tests, including minimum coverage and liquidity ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan and that we are in compliance with all of these debt covenants. The Company borrowed $20 million under the revolving credit facility in the first quarter of fiscal 2004 under the terms of the agreement. The effective interest rate on the credit facility approximates 3.4% as of January 31, 2004 and is based on LIBOR and our current leverage ratio.

On February 5, 2004, the Company completed an underwritten public offering of 176,885 shares of our common stock at a price of $65.59 per share pursuant to a shelf registration. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $11.2 million. We expect to use the proceeds from this offering, together with funds on-hand and borrowings under our revolving credit facility, to finance the expansion of our manufacturing capacity to meet increased demand for our DHA and ARA oils and for various general corporate purposes.

We believe that the new revolving credit facility, when combined with our cash and short-term investments of $64.6 million on-hand at January 31, 2004, proceeds from the February 2004 underwritten public offering and anticipated operating cash flows will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. If we determine that additional production capacity is needed to meet anticipated demand beyond 2005, we may need to raise more capital in the form of equity securities or debt, or a combination of equity and debt.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Beginning in January 2004, purchases of ARA from DSM's plant in Capua, Italy are denominated in euros, which exposes the Company to risks related to changes in exchange rates between U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. A 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1.5% to 2.0%. Our exposure to these currency fluctuations is expected to decrease once DSM begins ARA production in the U.S. at their Belvidere, NJ facility as planned in the Spring of 2004.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures The Chief Executive Officer and the Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of the design and operation of the our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded as of the end of the period covered by this report that the disclosure controls and procedures were effective.

b)	Changes in internal controls During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s last fiscal quarter that materially affect or is reasonably likely to materially affect the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Legal Proceedings included in the Company’s Form 10-K for the year ended October 31, 2003.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

(b)	Reports on Form 8-K:

Form 8-K furnished on March 10, 2004 (Items 7 and 12 — press release announcing its financial results for the fiscal quarter ended January 31, 2004).

Form 8-K filed on February 3, 2004 (Items 5 and 7 — press release announcing the sale by Martek of 176,885 shares of common stock in an underwritten public offering).

Form 8-K furnished on December 22, 2003 (Item 12 — the transcripts to the Company’s December 16, 2003 conference call related to its financial results for the fiscal quarter and fiscal year ended October 31, 2003).

Form 8-K furnished on December 16, 2003 (Items 7 and 12 — press release announcing its financial results for the fiscal quarter and fiscal year ended October 31, 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: March 16, 2004	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial and Accounting Officer