Form 10-Q
period 2004-04-30
MARTEK BIOSCIENCES CORP
filed 2004-06-14
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes  No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X]  Yes  No  [   ]

Common stock, par value $.10 per share: 29,262,307 shares outstanding as of June 1, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

	April 30,	October 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$34,902	$29,924
Short-term investments and marketable securities	19,708	67,047
Accounts receivable, net	26,227	20,164
Inventories, net	25,159	14,543
Other current assets	5,318	6,666

Total current assets	111,314	138,344
Property, plant and equipment, net	203,147	88,314
Goodwill	50,430	50,274
Other intangible assets, net	29,981	18,378
Other assets	1,256	213

Total assets	$396,128	$295,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,731	$14,988
Accrued liabilities	17,282	12,020
Current portion of notes payable and other current obligations	633	2,277
Current portion of unearned revenue	2,173	2,841

Total current liabilities	29,819	32,126
Long-term debt under revolving credit facility	67,000	—
Notes payable and other long-term obligations	11,749	10,441
Long-term portion of unearned revenue	9,324	8,992
Commitments	—	—

Total liabilities	117,892	51,559

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 29,245,272 and 28,041,323 shares issued and and outstanding at April 30, 2004 and October 31, 2003, respectively	2,925	2,804
Additional paid-in capital	380,237	352,728
Accumulated other comprehensive loss	(108)	—
Accumulated deficit	(104,818)	(111,568)

Total stockholders’ equity	278,236	243,964

Total liabilities and stockholders’ equity	$396,128	$295,523

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Income

(Unaudited - $ in thousands, except share and per share data)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Revenues:
Product sales:
Nutritional product sales	$37,224	$26,226	$68,933	$46,435
Other product sales	853	173	1,249	462

Total product sales	38,077	26,399	70,182	46,897
Contract manufacturing sales	3,733	—	7,077	—
Other revenue	110	48	236	95

Total revenues	41,920	26,447	77,495	46,992

Costs and expenses:
Cost of product sales	24,253	15,642	43,778	27,984
Cost of contract manufacturing sales	2,928	—	5,637	—
Research and development	4,432	2,657	8,191	5,444
Selling, general and administrative	6,379	4,161	12,414	7,903
Restructuring reversal	—	—	—	(250)
Other operating expenses	654	1,066	1,104	1,066

Total costs and expenses	38,646	23,526	71,124	42,147

Income from operations	3,274	2,921	6,371	4,845
Other income, net	125	170	409	307

Income before income tax expense	3,399	3,091	6,780	5,152
Income tax expense	—	—	30	—

Net income	$3,399	$3,091	$6,750	$5,152

Net income per share
Basic	$0.12	$0.13	$0.23	$0.22

Diluted	$0.11	$0.12	$0.22	$0.21

Weighted average common shares outstanding
Basic	29,209,029	23,933,147	28,769,839	23,646,025
Diluted	31,250,438	25,413,286	31,074,675	25,018,607

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows

(Unaudited - $ in thousands)

	Six Months Ended April 30,
	2004	2003
Operating activities:
Net income	$6,750	$5,152
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	3,454	2,350
Other	54	20
Changes in operating assets and liabilities:
Accounts receivable	(6,063)	(5,531)
Inventories	(10,616)	1,714
Other assets	(57)	(452)
Accounts payable	(5,257)	24
Accrued liabilities	1,154	851
Unearned revenue	(336)	(149)

Net cash (used in)/provided by operating activities	(10,917)	3,979

Investing activities:
Purchase of short-term investments and marketable securities	(10,300)	(7,800)
Proceeds from sale of short-term investments and marketable securities	57,639	2,000
Purchase of property, plant and equipment	(117,592)	(13,491)
Capitalization of intangible and other assets	(5,979)	(260)
Cash impact of purchase transactions	(156)	776

Net cash used in investing activities	(76,388)	(18,775)

Financing activities:
Repayments of notes payable and other	(2,336)	(92)
Borrowings under revolving credit facility	67,000	—
Proceeds from the exercise of warrants and options	16,259	6,368
Proceeds from the issuance of common stock, net of issuance costs	11,360	83,731

Net cash provided by financing activities	92,283	90,007

Net increase in cash and cash equivalents	4,978	75,211
Cash and cash equivalents at beginning of period	29,924	20,419

Cash and cash equivalents at end of period	$34,902	$95,630

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity

(Unaudited - $ in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at October 31, 2003	28,041,323	$2,804	$352,728	$—	$(111,568)	$243,964
Issuance of common stock, net of issuance costs	176,885	18	11,342	—	—	11,360
Exercise of stock options and warrants	1,027,064	103	16,156	—	—	16,259
Amortization of deferred compensation	—	—	11	—	—	11
Net income	—	—	—	—	6,750	6,750
Other comprehensive loss:
Unrealized loss on exchange rate forward contract	—	—	—	(108)	—	(108)

Comprehensive income						6,642

Balance at April 30, 2004	29,245,272	$2,925	$380,237	$(108)	$(104,818)	$278,236

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2003.

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

Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped. Cash received as a payment on future purchases is deferred and recognized as revenue when the related shipments are made. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. At April 30, 2004, the Company had approximately $2.2 million in short-term and $9.3 million in long-term unearned revenue relating to third-party license agreements and prepayments on product purchases.

Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Revenue recognized is not subject to repayment. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

Foreign Currency Transactions Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of ARA from DSM Food Specialties’ (“DSM”) Capua, Italy plant, which effective January 2004, are denominated in euros.

Short-Term Investments and Marketable Securities The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value and consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities with average maturities of less than one year. Unrealized gains or losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included in other income, based on the specific identification method.

The Company periodically evaluates whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other than temporary. If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction.

Income Taxes Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of the asset may not be realized through future taxable earnings. As of October 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $169.1 million. In addition, the Company had a deferred tax asset of approximately $65.8 million as of October 31, 2003, which was, and continues to be, fully reserved through a valuation allowance since the likelihood of realization of the benefit cannot be determined. The Company performs regular reviews of the asset and related valuation allowance, and when and if the likelihood of realization of the benefit becomes probable, the Company will reverse a portion or all of the valuation allowance and record an income tax benefit.

Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which include certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income on its Consolidated Statements of Stockholders’ Equity.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three months ended		Six months ended
	April 30,		April 30,
In thousands, except per share amounts	2004	2003	2004	2003
Net income, as reported	$3,399	$3,091	$6,750	$5,152
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(4,462)	(3,584)	(7,350)	(7,106)

Pro forma net (loss)	$(1,063)	$(493)	$(600)	$(1,954)

Loss per share:
Basic - as reported	$0.12	$0.13	$0.23	$0.22

Basic - pro forma	$(0.04)	$(0.02)	$(0.02)	$(0.08)

Diluted - as reported	$0.11	$0.12	$0.22	$0.21

Diluted - pro forma	$(0.04)	$(0.02)	$(0.02)	$(0.08)

The effect of applying SFAS No. 123 on pro forma net income and per share calculations for the three and six months ended April 30, 2004, as stated above, is not necessarily representative of the effect on reported net income and earnings per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The weighted average fair market values of the options at the date of grant for options granted during the three months ended April 30, 2004 and 2003 and six months ended April 30, 2004 and 2003 were $41.63, $19.93, $41.71 and $18.24, respectively. The fair market value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Three months ended		Six months ended
	April 30,		April 30,
	2004	2003	2004	2003
Expected volatility	68.9%	74.5%	68.9%	74.5%
Risk-free interest rate	3.5%	3.4%	3.6%	3.5%
Expected average life of options	7 years	7 years	7 years	7 years
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

The acquisition has been accounted for as a purchase in accordance with SFAS 141, and accordingly, the results of operations of FermPro have been included in the accompanying consolidated statements of income from the date of the acquisition. In accordance with SFAS 142, the purchase price has been allocated to the assets and liabilities of FermPro based on their relative fair value. The allocation of the purchase price is preliminary and subject to revision based on the final determination of fair values that is anticipated to be completed during the Company’s third quarter of fiscal year 2004.

3. DSM Supply and License Agreement

In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (DSM) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (ARA), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the sale to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, of which $4 million was paid upon execution of the agreement, $4 million of which will be paid on November 1, 2004, and the remaining $2 million of which will be paid by the Company on November 1, 2005. This agreement also provides for the granting to DSM by the Company of an exclusive license under certain of the Company’s patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption including animal feed products. In addition, the agreement with DSM includes provisions surrounding the potential reimbursement by the Company of start-up costs, as defined, incurred by DSM during calendar year 2004 in connection with the commencement of operations and production at DSM’s recently acquired Belvidere, New Jersey facility. Pursuant to the agreement, if the start-up costs exceed a specified threshold, the Company will reimburse DSM up to a maximum of $1 million for actual start-up costs incurred. As of April 30, 2004, the Company has not expensed any such costs associated with DSM’s Belvidere facility start-up.

4. Acquisition of OmegaTech, Inc.

On April 25, 2002, the Company completed its purchase of OmegaTech, Inc., a DHA-producer located in Boulder, CO. In connection with the purchase, the Company issued 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. The purchase agreement also provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones are met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use for the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during the third quarter of fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill.

As of April 30, 2004, the Company does not believe the second regulatory related milestone has been achieved. In addition, the Company does not believe the first financial milestone related to sales and gross profit margin for the eighteen-month period ended October 31, 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the first financial milestone should be issued. We disagree with that conclusion. If this disagreement cannot be resolved, it is likely that the dispute-resolution procedures contractually provided for will be utilized. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones will be recorded as goodwill.

5. Short-term Investments and Marketable Securities

Available-for-sale securities consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities and totaled $19.7 million at April 30, 2004 and $67.0 million at October 31, 2003. There were no unrealized holding gains or losses on these available-for-sale securities as of April 30, 2004 and October 31, 2003. In addition, there were no realized gains or losses during the three and six months ended April 30, 2004 and 2003.

6. Inventories

Inventories are stated at the lower of cost or market and are valued using a weighted average approach that approximates the first-in, first-out method. Inventories consist of the following:

	April 30,	October 31,
In thousands	2004	2003
Finished products	$9,209	$5,168
Work in process	14,323	7,801
Raw materials	2,027	2,074

Total	25,559	15,043
Less: inventory reserve	(400)	(500)

Inventories, net	$25,159	$14,543

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	April 30,	October 31,
In thousands	2004	2003
Land	$683	$683
Buildings and improvements	10,507	9,817
Machinery and equipment	60,325	56,523
Furniture and fixtures	2,542	2,442
Computer hardware and software	1,211	285
Construction-in-progress	145,564	33,533

Property, plant and equipment	220,832	103,283
Less: accumulated depreciation	(17,685)	(14,969)

Property, plant and equipment, net	$203,147	$88,314

The Company periodically evaluates the recoverability of the carrying value of its long-lived assets based on the criteria established in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets.” The Company considers historical performance and anticipated future results in its evaluation of potential impairment. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of these assets in relation to the operating performance of the business and the undiscounted cash flows expected to result from the use of these assets. Impairment losses are recognized when the sum of the expected future cash flows are less than the assets’ carrying value. No such impairment losses have been recognized to date.

8. Goodwill and Intangible Assets

Intangible assets and related accumulated amortization consist of the following:

	As of April 30, 2004			As of October 31, 2003
		Accumulated			Accumulated
In thousands	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,034	$(244)	$1,790	$2,030	$(170)	$1,860
Patents	7,155	(923)	6,232	6,013	(672)	5,341
Core technology	1,708	(171)	1,537	1,708	(114)	1,594
Current products	10,676	(1,449)	9,227	10,676	(1,093)	9,583
Licenses	11,195	—	11,195	—	—	—
Goodwill	50,430	—	50,430	50,274	—	50,274

Total	$83,198	$(2,787)	$80,411	$70,701	$(2,049)	$68,652

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition. Licenses is primarily comprised of a $10 million license purchased from DSM as part of the new agreement entered into in April 2004 (see Note 3). The Company recorded amortization expense on intangible assets of $372,000 and $431,000 for the three months periods ended April 30, 2004 and 2003, respectively, and $738,000 and $775,000 for the six month periods ended April 30, 2004 and 2003, respectively.

9. Long-term Debt

In May 2004, the Company entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The effective interest rate on the credit facility approximates 3.8% as of April 30, 2004 and is based on LIBOR and the Company’s current leverage ratio. Among other things, it contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company complies with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. As of April 30, 2004, the Company is in compliance with all of these debt covenants and has borrowed $67.0 million under the revolving credit facility. All borrowings are due at maturity. This credit facility replaced the $10 million secured working capital line of credit established in February 2003. The Company did not have any borrowings under the previous working capital line of credit.

In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro, the Company assumed a $10 million secured note. The note was amended on January 26, 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. The note has a stated interest rate of 5% and principal is amortized over a 20-year period with the balance due at maturity. Payments through December 31, 2003 were comprised of interest only. Also, as part of the FermPro acquisition, the Company assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

During the three and six months ended April 30, 2004, the Company incurred interest on borrowings of approximately $238,000 and $370,000, respectively, and recorded amortization of related debt fees of approximately $50,000 and $100,000 in the three and six month periods ended April 30, 2004, respectively. Substantially all of the interest incurred and debt fee amortization recorded was capitalized as part of the cost of the Company’s construction at the Kingstree, SC manufacturing facility.

10. Commitments and Contingencies

The Company entered into an agreement to purchase a minimum quantity of certain material used in DHA production on favorable terms from a third party manufacturer. The commitment expires on June 30, 2006, with options to extend by both parties. As of April 30, 2004, the Company’s remaining obligation was approximately $6.0 million, of which the Company has open purchase orders totaling approximately $1.2 million.

In May 2004, the Company amended its existing lease for laboratory and administrative space at our Columbia, Maryland office to extend the term of the lease as well as expand our leased space by approximately 15%. The term of the lease has been extended through January 2011.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. The Company has entered into discussions with the Winchester Municipal Utilities Commission and its insurer as to the Company’s financial responsibility, if any, for the property damage. As of April 30, 2004, the Company has a liability totaling approximately $300,000 related to any future costs to be incurred in connection with the explosion that it considers to be probable and reasonably estimable. While we cannot be certain of the outcome, the Company believes that it will not have a material adverse impact on its financial condition or results of operations.

11. Stockholders’ Equity

On February 5, 2004, the Company completed an underwritten public offering of 176,885 shares of common stock at a price of $65.59 per share pursuant to a shelf registration. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $11.4 million.

12. Net Income per Share

The following table presents the calculation of basic and diluted net income per share:

	Three months ended		Six months ended
	April 30,		April 30,
In thousands, except per share amounts	2004	2003	2004	2003
Net income	$3,399	$3,091	$6,750	$5,152

Weighted average shares outstanding – basic	29,209	23,933	28,770	23,646

Effect of dilutive potential common shares:
Employee stock options	1,996	1,412	2,260	1,296
Warrants	45	68	45	77

Total dilutive potential common shares	2,041	1,480	2,305	1,373

Weighted average shares outstanding – diluted	31,250	25,413	31,075	25,019

Net income per share - basic	$0.12	$0.13	$0.23	$0.22

Net income per share - diluted	$0.11	$0.12	$0.22	$0.21

Employee stock options to purchase approximately 7,000 shares, 1.7 million shares, 17,000 shares and 1.6 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended April 30, 2004 and 2003 and the six months ended April 30, 2004 and 2003, respectively because the exercise price of the stock options was greater than the average share price of the Company’s stock for the quarter, and, therefore, the effect would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

-	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, margin and productivity improvements and potential collaborations and acquisitions;

-	expectations regarding sales to and by our infant formula licensees;

-	expectations regarding marketing of our oils by our infant formula licensees;

-	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;

-	expectations regarding future purchases of third-party manufactured oils and expansion of third-party manufacturing facilities;

-	expectations regarding the timing and amount of production capacity and our ability to meet future demands for our DHA and ARA oils;

-	expectations regarding future research and development costs;

-	expectations regarding the integration of the former FermPro Manufacturing, LP (“FermPro”) facility with Martek;

-	expectations regarding our expansion at our Kingstree, SC facility (formerly FermPro);

-	expectations regarding the impact of the incident at DSM’s Belvidere, NJ facility; and

-	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities.

Forward-looking statements include those statements containing words such as:

-	“will,”

-	“should,”

-	“could,”

-	“anticipate,”

-	“believe,”

-	“plan,”

-	“estimate,”

-	“expect,”

-	“intend,” and other similar expressions.

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in Exhibit 99.1 to this report incorporated by reference into this Form 10-Q, and in our various other filings with the Securities and Exchange Commission. Our forward looking-statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

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

We currently have license agreements with fifteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico N.V. (formerly Nutricia), Novartis, Maabarot, Heinz-Wattie’s, Laboratorios Ordesa, American St. George Biological Corporation, International Nutrition Company and four companies whose identities we have agreed not to disclose at this time. Collectively, these companies represent more than 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“W.I.C.”) rebates. W.I.C. is a federal grant program administered by the states for the benefit of low income, nutritionally at-risk women, infants and children. Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico, Novartis, Laboratorios Ordesa, Maabarot, International Nutrition Company, American St. George Biological Corporaton, Heinz-Wattie’s and one company whose identity we have agreed not to disclose at this time, are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The three licensees that are not currently marketing term infant formula products containing our oils represent less than 5% of the estimated worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being marketed in the United States.

Prior to fiscal 2003, we incurred losses in each year since our inception and as of April 30, 2004, our accumulated deficit was approximately $104.8 million. Although we anticipate significant continued growth in sales of our nutritional oils, and we achieved an operating profit in fiscal 2003 and in the first six months of fiscal 2004, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

•	the ability by us and our third-party manufacturers to produce adequate levels of our nutritional oils;

•	the timing of the completion of construction at our Kingstree facility and related expanded production capabilities;

•	the timing and extent of production by DSM Food Specialties (“DSM”) at its recently acquired Belvidere facility;

•	the timing of infant formula market introductions by our licensees;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the timing and extent of acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;

•	the acceptance of these products by consumers;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.

As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

Overview

During our first six months of 2004, we have continued with our extensive expansion at our recently acquired Kingstree location for the fermentation and processing of our nutritional oils. We have spent approximately $120 million on the expansion since the inception of the project and expect the total cost of the expansion to be between $170 and $180 million when complete. The estimated total project cost has recently increased by approximately $20 million due to inefficiencies associated with rapid construction and the decision to add ARA processing equipment to the South Carolina facility. The first phase of the expansion is expected to begin production in July 2004 with products available for sale in the fourth quarter of fiscal 2004. Upon completion of the second phase in the first quarter of fiscal 2005, Martek’s DHA production capacity should nearly triple over current levels.

In February 2004, we offered and sold 176,885 shares of our common stock in an underwritten public offering. We generated approximately $11.4 million in net proceeds from the offering. These proceeds will assist in financing the expansion of our manufacturing capacity as well as be used for general corporate purposes.

Also in February 2004, the U.S. Food and Drug Administration (“FDA”) completed a favorable review of our generally recognized as safe (“GRAS”) notification for use of our DHASCO-S oil in food and beverage applications. Although our oils could be sold for applications previously, GRAS status provides further indication of food safety following an extensive review of safety and clinical data regarding the DHASCO-S oil and supports the affirmation of an independent panel of expert physicians, scientists and toxicologists that the DHASCO-S oil is GRAS for use in food products. We are currently working with several food manufacturers to include DHA in their food products including yogurt, cheese, nutrition bars, and several other applications.

In April 2004, we entered into a new license and supply agreement with Mead Johnson involving products containing Martek’s DHA to be marketed for use by a targeted population of women. Under the agreement, Mead Johnson has been granted limited exclusive rights to market Martek’s DHA in the form of a nutritional supplement in North America and parts of Asia specifically for pregnant and nursing women, subject to the rights reserved for prescription and a limited number of other existing non-prescription products. The contract has an initial term expiring in September 2006, and is subject to renewal under specified circumstances. Under the agreement, Mead Johnson is required to make minimum purchases from Martek in amounts that are not expected to be material to Martek’s financial results.

Also, in April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of arachidonic acid (ARA), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the sale to us by DSM of a license related to certain technologies associated with the manufacture of ARA and provides us with the ability to produce and sell ARA, to the extent allowed by the overall supply agreement. This sale involved a license fee totaling $10 million, of which $4 million was paid upon execution of the agreement, $4 million of which will be paid on November 1, 2004, and the remaining $2 million of which will be paid by the Company on November 1, 2005. This agreement also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption, including animal feed products.

In May 2004, we amended the existing $85 million credit facility established in January 2004, and expanded the availability under the facility to $100 million. Funds borrowed under the new credit facility are secured by inventory and receivables and we have agreed not to encumber our other assets, except for certain permitted liens. The new credit facility is scheduled to expire on February 1, 2007. All proceeds from borrowings under the credit facility have been and will continue to finance the expansion of our manufacturing capacity.

Also in May 2004, we amended our existing lease for laboratory and administrative space at our Columbia, Maryland office to extend the term of the lease as well as expand our leased space by approximately 15%. The term of the lease has been extended through January 2011.

Management Outlook

We believe that the outlook for future revenue growth continues to be positive, although quarterly results may show fluctuations. Specifically, we believe that for fiscal 2004, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets, and term infant formulas containing our oils will also be introduced in additional countries. As we have discussed, to date, ten of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being marketed in the United States and we expect these sales to increase throughout the remainder of fiscal 2004.

In the first six months of fiscal 2004, approximately 89% of our revenues related to the sales of our oils for use in infant formula products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years these sales will expand and represent a much larger potential market than infant formula.

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

Production

As in fiscal 2003, the demand for our nutritional oils for use in infant formula products significantly exceeded production capacity during the first six months of fiscal 2004. These shortfalls have resulted from an acceleration of such demand over what our customers had projected coupled with a shortage of ARA production capacity from DSM that began in the first quarter of fiscal 2004. As customer demand has increased, we have requested that our customers provide us with longer lead-times in order to fill their orders. Even with the longer lead-times and increased production each quarter, we continue to limit the orders we accept for our nutritional oils.

We currently have the production capacity equivalent to approximately $170 million in annual sales. We are now in the process of an extensive expansion at our Kingstree facility. The first phase of the expansion is expected to begin production in July 2004 with products available for sale in the fourth quarter of fiscal 2004. Upon completion of the second phase in the first quarter of fiscal 2005, our DHA production capacity should nearly triple over current levels. We also believe that production optimization efforts will continue at our plants for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs.

Our ARA oil is currently produced by DSM, primarily at its plant in Capua, Italy. DSM is in the process of adding ARA production capacity in the U.S. by converting existing facilities in Belvidere, NJ to the production of ARA. We have begun to receive initial shipments of ARA from the Belvidere facility, but are still in the process, in conjunction with our infant formula licensees, of qualifying the plant’s production before beginning sales of ARA from this plant.

Two events have recently occurred that have affected DSM’s ability to produce sufficient ARA to satisfy our purchase order requirements. First, the production of ARA by DSM in Capua, Italy was impacted by a nationwide power failure in Italy in late September 2003. In addition, in May 2004, an incident occurred at the Belvidere, NJ manufacturing plant of DSM. The incident involved a fire in an outside dust collection unit and caused a temporary shut-down of the ARA production line between mid-May and early-June 2004 at the Belvidere facility. The Italian power outage resulted in a production loss of ARA that negatively impacted our revenues in the first quarter of fiscal year 2004, and the production loss of ARA resulting from the fire in Belvidere will cause a reduction in revenue during the third quarter of fiscal 2004, which commenced on May 1, 2004, that is currently estimated to be between $7 to $9 million. DSM has restarted the production line at the Belvidere facility; however, the fire is now expected to result in a slowing of the pace by which DSM will ramp up further production capacity at Belvidere, which is likely to reduce the volume of ARA deliveries to us in the fourth quarter of fiscal 2004 from formerly anticipated levels. Neither the power outage nor the fire is expected to have a long term effect on DSM’s overall ARA production capacity. Of the total ARA produced by DSM, we anticipate approximately 30% of such total volumes to be produced at DSM’s Belvidere facility by the end of fiscal 2004 and 65% of such total volumes to be produced at DSM’s Belvidere facility by the end of fiscal 2005. Because DSM is a third-party manufacturer, however, we have limited control over the timing and extent of its Capua and Belvidere production volumes.

We have attempted to mitigate our reliance on DSM’s production capabilities through certain elements of our new supply agreement with DSM. In connection with the new agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through another third-party, an unlimited amount of ARA. The sale of such self-produced ARA is limited, however, to any amounts ordered by us that DSM is unable to fulfill or, beginning January 1, 2005, for each calendar year, the greater of (i) 100 tons of ARA oil (an amount that equals approximately 10% of Martek’s current demand for ARA oil) and (ii) any amounts ordered by us that DSM is unable to fulfill. DSM and Martek are in the process of transferring technology under the agreement and we anticipate being capable of producing ARA and holding it for future sale, to the extent permitted by the supply agreement, in the first half of fiscal 2005.

When combining our current and projected DHA production capabilities in Winchester and Kingstree with DSM’s current and projected ARA production capabilities in Italy and the U.S., we expect to have total production capacity equivalent to approximately $275 million to $300 million in annualized sales of our nutritional oils by the end of fiscal 2004 and equivalent to approximately $500 million in annualized sales of our nutritional oils by the second half of 2005. If the production expansion in Kingstree does not proceed as planned, if DSM is not able to scale up production in the U.S. as planned, or if market demand declines due to our inability to meet demand for our products, our financial results may be negatively impacted.

Our DHA-S oil, which is currently used in the adult supplement market and animal feed market, is currently produced by third-party contract manufacturers including C.P. Kelco U.S. Inc. (“CP Kelco”). We have a minimum purchase commitment with CP Kelco that expires on June 30, 2006 with possible annual renewals. See “Liquidity and Capital Resources” for further discussion of purchase commitments.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. Although n-hexane was found at the site of the incident, there may have been other contributing factors, including the presence of other flammable substances that were not discharged from our plant. Production at our facility has not been negatively impacted by these events. We have entered into discussions with the Winchester Municipal Utilities Commission (WMU) and its insurer as to our financial responsibility, if any, for property damage. We are beginning to receive and will analyze information from the utility and its insurer concerning the details of the incident. On March 9, 2004, we entered into an agreement with the city of Winchester, WMU, and WMU’s insurer to extend any applicable statute of limitations and allow the parties to continue discussing this matter. In addition, we learned in March 2004 that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, had contacted persons and had asked questions relating to the explosion at the wastewater treatment plant and n-hexane. We have been advised by EPA representatives that this questioning is preliminary in nature and that there are no pending formal proceedings. We have accrued approximately $600,000 as an estimate of costs that we may incur as a result of this incident, including approximately $200,000 recorded during the three months ended April 30, 2004. Through April 30, 2004, we have incurred approximately $278,000 in legal fees related to the incident, which were applied to the liability. While we cannot be certain of the ultimate outcome of our discussions with WMU and its insurer or the EPA activity, we believe that they will not have a material adverse impact on our production, financial condition or results of operations.

Critical Accounting Policies and the Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2003.

Results of Operations

Revenues

The following table presents revenues by category:

	Three months ended		Six months ended
	April 30,		April 30,
In thousands	2004	2003	2004	2003
Product sales:
Nutritional product sales	$37,224	$26,226	$68,933	$46,435
Other product sales	853	173	1,249	462

Total product sales	38,077	26,399	70,182	46,897
Contract manufacturing sales	3,733	—	7,077	—
Other revenues	110	48	236	95

Total revenues	$41,920	$26,447	$77,495	$46,992

Nutritional product sales increased by $11.0 million or 42% in the quarter ended April 30, 2004 as compared to the quarter ended April 30, 2003 and increased by $22.5 million or 48% in the six months ended April 30, 2004 compared to the six months ended April 30, 2003. The increases are primarily due to a continued increase in sales of our oils to both existing and new infant formula licensees. Substantially all of our product sales in the quarter and six months ended April 30, 2004 relate to the sale of our oils for use in infant formulas. Approximately 86% and 85% of our nutritional product sales during the quarter and six months ended April 30, 2004, respectively were generated by sales of DHA and ARA to three companies. Approximately 60% of these sales were to Mead Johnson and the remaining 40% were to Wyeth and Abbott combined. Collectively, these three companies are currently manufacturing term infant formulas supplemented with our oils for sale in the U.S., and in over 30 countries around the world. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60% of our sales to infant formula licensees for the quarter and six months ended April 30, 2004, relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of April 30, 2004, formula supplemented with Martek’s oils had gained approximately 60% penetration in the U.S. infant formula market. We anticipate sales of nutritional products will continue to grow as infant formulas containing our oils are introduced by new licensees and by current licensees in additional countries. We also anticipate that sales of our nutritional oils will continue to grow in countries where our oils are currently sold. Our future sales growth, however, is dependent upon our ability to expand our production capabilities at our Kingstree facility and the ability of DSM to successfully complete their start-up phase and achieve full-scale production at their recently acquired Belvidere facility.

Other product sales increased $680,000 or 393% in the three months ended April 30, 2004 as compared to the three months ended April 30, 2003 and increased $787,000 or 170% in the six months ended April 30, 2004 as compared to the same period last year due primarily to the additional product revenue recognized by our recently acquired Kingstree facility.

Contract manufacturing sales, totaling $3.7 million and $7.1 million for the three and six months ended April 30, 2004, respectively, relate to fermentation work performed for various third parties at our Kingstree, SC facility, which was acquired by the Company in the fourth quarter of fiscal 2003. Contract manufacturing sales are expected to decrease in the future as this business is phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

As a result of the above, total revenues increased by $15.5 million or 59% in the quarter ended April 30, 2004 as compared to the quarter ended April 30, 2003 and increased by $30.5 million or 65% in the six months ended April 30, 2004 as compared to the same period last year.

Costs and Expenses

The following table presents our operating costs and expenses:

	Three months ended		Six months ended
	April 30,		April 30,
In thousands	2004	2003	2004	2003
Cost of revenue:
Cost of product sales	$24,253	$15,642	$43,778	$27,984
Cost of contract manufacturing sales	2,928	—	5,637	—
Operating expenses:
Research and development	4,432	2,657	8,191	5,444
Selling, general and administrative	6,379	4,161	12,414	7,903
Restructuring reversal	—	—	—	(250)
Other operating expenses	654	1,066	1,104	1,066

Total costs and expenses	$38,646	$23,526	$71,124	$42,147

Cost of Product Sales During the second quarter of 2004, we continued to satisfy as much customer demand as possible, while, at times, sacrificing cost efficiencies. As such, our cost of product sales increased as a percentage of product sales to 64% in the quarter ended April 30, 2004 from 59% in the quarter ended April 30, 2003 and increased to 62% in the six months ended April 30, 2004 compared to 60% in the corresponding period last year. The increases resulted from our continued use of air freight to reduce the transit time of ARA shipments from DSM in Europe to our plant in Kentucky, which resulted in significantly higher costs (an increase of 3% for both the comparative three and six month periods). In addition, our cost of ARA has risen from the prior year periods due to the decline of the U.S. dollar against the euro, the currency in which we are required to pay DSM for their supply of ARA (an increase of 2-3% for both the comparative three and six month periods). Increases for the comparative six month periods were partially offset by insurance proceeds received by the Company related to a power outage affecting the production of ARA by DSM in fiscal 2003, which served to decrease cost of product sales as a percentage of product sales by approximately 2% during the six months ended April 30, 2004. We expect our gross profit margins to be negatively affected by both factors again in the third quarter of fiscal 2004, but do anticipate some gross profit margin improvements next quarter due to efficiencies gained in DHA production. We expect the negative factors to be largely mitigated by the end of Martek’s fiscal year as a result of significant U.S. ARA production.

Cost of Contract Manufacturing Sales Costs of contract manufacturing sales, totaling $2.9 million and $5.6 million for the three and six months ended April 30, 2004, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, SC facility, which was acquired by the Company in the fourth quarter of fiscal 2003. Contract manufacturing sales are to be phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

Research and Development Our research and development costs increased by $1.8 million or 67% in the quarter ended April 30, 2004 as compared to the quarter ended April 30, 2003 and increased by $2.7 million or 50% in the six months ended April 30, 2004 compared to the six months ended April 30, 2003. The increases are primarily the result of the commencement of new development projects, including research to improve our medium to long-term DHA production cost by increasing our fermentation production yields and developing new downstream processing techniques, and developing several forms of DHA products for the food and beverage industry, as well as the long-term development of plant-based DHA products under the recently initiated collaboration agreement with SemBioSys.

Selling, General and Administrative Our selling, general and administrative costs increased by $2.2 million or 53% in the quarter ended April 30, 2004 as compared to the corresponding prior year quarter and increased by $4.5 million or 57% in the six months ended April 30, 2004 as compared to six months ended April 30, 2003. This increase is primarily related to the hiring of additional personnel (an increase in costs of $1.3 million and $2.5 for the comparative three and six month periods, respectively), and increases in insurance costs (an increase of $400,000 and $700,000 for the comparative three and six month periods, respectively), as we continue to grow and expand to meet the demand for our products. In addition, the increased costs partially relate to the addition of our new Kingstree, SC facility, which was purchased in September 2003 (an increase of $700,000 and $1.2 million for the comparative quarter and six months, respectively).

Other Operating Expenses Other operating expenses totaled $654,000 and $1.1 million in the three and six months ended April 30, 2004, respectively. These expenditures related primarily to start-up costs, largely training, related to the expansion at our new Kingstree, SC facility, as well as costs associated with qualifications of certain third-party manufacturers. We anticipate continuing to incur these types of expenses for the remainder of fiscal 2004 as we bring new production facilities on line.

Other Income, net Our other income, net, decreased by $45,000 and increased by $102,000 in the quarter and six months ended April 30, 2004 as compared to the corresponding prior year periods primarily due to changes in interest income resulting from varying levels of cash on-hand. See “Liquidity and Capital Resources” for further discussion of cash on-hand.

Income Tax Expense In the six months ended April 30, 2004, we recorded approximately $30,000 of state income tax expense. As of October 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $169.1 million. In addition, we had a deferred tax asset of approximately $65.8 million as of October 31, 2003 which was and continues to be fully reserved through a valuation allowance since the likelihood of realization of the benefit cannot be determined. When and if the likelihood of realization of the benefit becomes probable, we will reverse a portion or potentially all of the valuation allowance and recognize an income tax benefit.

Net Income As a result of the foregoing, we earned $3.4 million of net income in the quarter ended April 30, 2004 as compared to net income of $3.1 million in the same period last year and net income of $6.8 million in the six months ended April 30, 2004 as compared to net income of $5.2 million in the six months ended April 30, 2003.

Liquidity and Capital Resources

We have financed our operations primarily from the following sources:

•	proceeds from the sale of equity securities,

•	product sales and receipt of license fees,

•	cash received from the exercise of stock option and warrants, and

•	debt financing.

At April 30, 2004, our primary source of liquidity was our cash, cash equivalents and short-term investments totaling $54.6 million as well as the unused portion of our revolving credit facility of $33.0 million. Cash, cash equivalents and short-term investments decreased $42.4 million from October 31, 2003. This decrease was primarily attributable to $117.6 million in capital expenditures, the majority of which were related to the expansion of the newly acquired Kingstree facility to increase output of our nutritional oils. In addition, the Company used cash flow from operations of $10.9 million which was primarily the result of a buildup of DHA inventory due to our production improvements. This additional DHA inventory could not be blended with ARA for sales to infant formula manufacturers because of a shortage of ARA. These cash outflows were offset by the proceeds from the exercise of stock options and issuance of common stock which approximated $27.6 million, and borrowings under the Company’s new revolving credit facility, which provided $67.0 million in cash during the six months ended April 30, 2004.

The expansion of our production facility in Kingstree, SC and, to a lesser degree, production improvements at our facility in Winchester, KY, have and will continue to have a material effect upon our liquidity and capital resources in fiscal 2004. We expect to spend approximately $50-60 million over the next 12 months in plant and equipment to complete the expansion to increase output at these facilities. This amount represents our current best estimate given the aggressive nature of the project as we try to scale up production as quickly as possible. Throughout the construction period, all interest incurred on borrowings will be capitalized. To date, we have incurred interest on borrowings of approximately $370,000 and recorded amortization of related debt fee of approximately $100,000. Substantially all of the interest incurred and debt fee amortization recorded was capitalized as part of the cost of our construction.

The table below sets forth our contractual obligations at April 30, 2004:

		Less than			After
Contractual Obligations (in thousands)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Notes payable	$10,290	$567	$1,537	$7,862	$324
Borrowings under revolving credit facility	67,000	—	67,000	—	—
Operating and capital lease obligations	4,852	940	2,000	1,379	533
DSM license fee payable	6,000	4,000	2,000	—	—
Unconditional purchase obligation	5,981	2,773	3,208	—	—

Total contractual cash obligations	$94,123	$8,280	$75,745	$9,241	$857

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

In April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provided for the sale to us by DSM of a license related to certain technologies associated with the manufacture of ARA. Such license fee totaled $10 million, of which $4 million was paid upon execution of the agreement, $4 million of which will be paid on November 1, 2004, and the remaining $2 million of which will be paid on November 1, 2005. This agreement also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption, including animal feed products. The agreement with DSM also includes provisions surrounding the potential reimbursement by us of start-up costs, as defined, incurred by DSM during calendar year 2004 in connection with the commencement of operations and production at DSM’s Belvidere facility. Pursuant to the agreement, if the start-up costs exceed a specified threshold, we will reimburse to DSM up to a maximum of $1 million for actual start-up costs incurred. As of April 30, 2004, we have not expensed any such costs associated with DSM’s Belvidere facility start-up.

In May 2004, we entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. This credit facility replaced a $10 million line of credit, which had no borrowings under it. The new revolving credit facility is collateralized by accounts receivable and inventory. Among other things, it contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company complies with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan and that we are in compliance with all of these debt covenants. We have borrowed $67.0 million under the revolving credit facility in fiscal 2004 under the terms of the agreement.

On February 5, 2004, we completed an underwritten public offering of 176,885 shares of our common stock at a price of $65.59 per share pursuant to a shelf registration. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $11.4 million. The proceeds from this offering, together with funds on-hand and borrowings under our bank credit facility, have been used to finance the expansion of our manufacturing capacity to meet increased demand for our DHA and ARA oils and for various general corporate purposes.

On May 21, 2004 the Company filed a universal shelf registration statement with the SEC pursuant to which the Company may issue, from time to time, debt securities, preferred stock, common stock, and warrants to purchase debt securities, preferred stock, or common stock, in an aggregate amount of up to $200 million. Once declared effective by the SEC, the shelf registration statement will enable the Company to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, from time to time and through one or more methods of distribution, subject to market conditions and the Company’s capital needs.

We believe that the new revolving credit facility, when combined with our cash and short-term investments of $54.6 million on-hand at April 30, 2004, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. If we determine that additional production capacity is needed to meet anticipated demand beyond 2005, we may need to raise more capital in the form of equity securities or debt, or a combination of equity and debt.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 2% to 2.5%. Our exposure to these currency fluctuations is expected to decrease once DSM begins ARA production in the U.S. at its Belvidere, NJ facility as planned in the spring of 2004. In April 2004, we began entering into foreign currency cash flow hedges to reduce the related market risk.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures The Chief Executive Officer and the Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of the design and operation of the our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded as of the end of the periods covered by this report that the disclosure controls and procedures were effective.

b)	Changes in internal controls During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s last fiscal quarter that materially affect or is reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (EPO) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. Consistent with our request, the patent has been returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing of the Opposition Division is now scheduled for November 2004. During this process the patent will remain in full force and effect and its status should not change during the appeal process. The appeal process may not be completed until some time in 2006.

     With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. An initial hearing at the Opposition Division is scheduled for November 2004. The opposition process is not expected to be completed until some time in 2006.

     With respect to our blended-oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited have filed their grounds for opposing this patent with the

Opposition Division of the EPO. The validity of the patent is unaffected by these filings. A hearing at the Opposition Division is scheduled to be held in November 2004. The opposition process is not expected to be completed until sometime in 2006.

     Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December, 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process the patent will remain in full force and effect. The appeal process may not be completed until sometime in 2006.

     On September 23, 2003, we filed a patent infringement lawsuit in the US District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. The lawsuit alleges that Nutrinova and Celanese have been making, using, offering to sell, selling and/or importing into the United States DHA marketed under the brand name DHActive™ that is made by a process and employs compositions that infringe the patents. On October 24, 2003. Nutrinova and Celanese filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of all our U.S. patents and rights. We filed a second patent infringement suit involving Nutrinova in Germany on January 16, 2004. Named as defendants were Nutrinova Nutrition Specialties and Food Ingredients GmbH and Celanese Ventures GmbH. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case is now scheduled to be held in December 2004.

     On May 31, 2002, we received a letter from the staff of the Federal Trade Commission’s Bureau of Consumer Protection, Division of Advertising Practices, indicating that the staff was conducting an inquiry into our advertising and promotional activities and promotional activities relating to its DHA and ARA products. We cooperated with the FTC in the conduct of the inquiry. In April 2004, we received a letter from the FTC indicating that the inquiry had been closed.

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

None

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Martek’s Annual Meeting of Stockholders was held on March 18, 2004. Following are descriptions of the matters voted on and the results of such voting:

     1. Election of Directors. The following members were elected to Martek’s Board of Directors to hold office for the periods indicated below:

	Elected Until
	Annual Meeting
Nominee	To Be Held	In Favor	Withheld
Douglas J. MacMaster, Jr.	2007	24,870,275	931,656
John H. Mahar	2007	24,869,538	932,393
Eugene H. Rotberg	2007	25,220,031	581,900

Directors continuing in office:

Henry Linsert, Jr.
Jules Blake, Ph.D.
Ann L. Johnson, M.D.
Sandra Panem, Ph.D.
Gordon S. Macklin
Robert J. Flanagan
Dr. Richard J. Radmer
James Beery

     2. The proposal to approve the Company’s 2004 Stock Incentive Plan was approved by a vote of 14,095,699 For; 4,149,622 Against; 24,299 Abstain; 7,532,311 Broker Non Votes.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.63	ARA Alliance, Purchase and Production Agreement by and between Martek Biosciences Corporation and DSM Food Specialties B.V. (filed herewith).*

10.64	Sixth Amendment of Lease, dated May 13, 2004, by and between M.O.R. CBC LLC and Martek Biosciences Corporation (filed herewith).

10.65	First Modification Agreement, effective April 30, 2004, between the Company and Manufacturers and Traders Trust Company, as Administrative Agent, Manufacturers and Traders and Trust Company, Bank of America, N.A., Suntrust Bank, Comerica Bank, Fifth Third Bank, and Chevy Chase Bank, and Martek Biosciences Corporation (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     * Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

(b)	Reports on Form 8-K:

Form 8-K filed on April 19, 2004 (Items 5 and 7 – press release announcing that Martek has entered into a new agreement with DSM Food Specialities B.V. (DSM), extending the existing relationship between the two companies involving the production and supply of arachidonic acid (ARA)).

Form 8-K filed on April 13, 2004 (Item 5 – press release announcing that Martek entered into a new license and supply agreement with Mead Johnson involving products containing Martek’s docosahexaenoic acid (DHA) to be marketed for use by a targeted population of women).

Form 8-K furnished on March 10, 2004 (Items 7 and 12 – press release announcing Martek’s financial results for the fiscal quarter ended January 31, 2004).

Form 8-K filed on February 4, 2004 (Items 5 and 7 – press release announcing the sale by Martek of 176,885 shares of common stock in an underwritten public offering).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION

(Registrant)

Date: June 14, 2004	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial and Accounting Officer