Form 10-K/A
period 2003-10-31
MARTEK BIOSCIENCES CORP
filed 2004-08-23
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-22354

MARTEK BIOSCIENCES CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	52-1399362
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the period ended October 31, 2003 to amend Item 15 to reflect the filing of the revised Exhibits 10.59 and 10.60 with this report to disclose additional portions of these exhibits that we previously had redacted.

     Except as noted herein, our Annual Report on Form 10-K for the period ended October 31, 2003 remains as originally filed with the Securities and Exchange Commission on January 29, 2004.

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

(b) Reports on Form 8-K

     Form 8-K (Item 5 and Item 7 reported) filed on October 3, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 23, 2004.

MARTEK BIOSCIENCES CORPORATION

By	/s/ Henry Linsert, Jr.

Henry Linsert, Jr.
Chief Executive Officer and Director

POWER OF ATTORNEY

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Henry Linsert, Jr.	Chief Executive Officer and Director	August 23, 2004
(Principal Executive Officer)
Henry Linsert, Jr.

/s/ Peter L. Buzy	Principal Financial and Accounting Officer	August 23, 2004

Peter L. Buzy

/s/ *	Director	August 23, 2004

Jules Blake

/s/ *	Director	August 23, 2004

Robert J. Flanagan

/s/ *	Director	August 23, 2004

Ann L. Johnson

/s/ *	Director	August 23, 2004

Gordon S. Macklin

/s/ *	Director	August 23, 2004

Douglas J. MacMaster, Jr.

/s/ *	Director	August 23, 2004

John H. Mahar

/s/*	Director	August 23, 2004

Sandra Panem

/s/ *	Director	August 23, 2004

Richard J. Radmer

/s/*	Director	August 23, 2004

Eugene H. Rotberg

*By power of attorney

/s/ Peter L. Buzy		August 23, 2004

Peter L. Buzy
Power of Attorney

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation of Registrant.

3.02	Amendment to the Restated Certificate of Incorporation, effective March 14, 1995 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

3.04	Amended By-Laws of Registrant.

3.05	Amendment to By-Laws, effective March 14, 1995 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.06	Amendment to Bylaws effective March 2, 2001 (filed as exhibit 3.06 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

3.07	Certificate of Amendment to the Restated Certificate of Incorporation of Martek Biosciences Corporation (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.08	Martek Biosciences Corporation Amendment to By-laws effective April 25, 2002 (filed as exhibit 3.08 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

4.02	Common Stock and Warrant Purchase Agreements, dated May 19, June 1, June 6, and June 8, 1995, by and among the Company and the Selling Stockholders (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).

4.03	Warrant No. 1 issued pursuant to Common Stock and Warrant Purchase Agreements and Schedule of Warrants (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 33-93580, filed June 16, 1995, and incorporated by reference herein).

4.04	Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

4.05	Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Company’s Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein).

10.01	Form Indemnification Agreement for directors.

10.02	1986 Stock Option Plan, as amended.

10.03	1992 Registration Rights Agreement between the Company and Preferred Stockholders.

10.04	Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr. +

10.08	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.12	Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.

10.13	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.

10.14	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.14A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.15	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company.*

10.15A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.16	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.16A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.18	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.

10.20	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s 1995 Form 10-K, File No. 0-22354, and incorporated by reference herein).

10.22	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein).

10.23	Manufacturing Agreement, dated December 31, 1996, between the Company and DSM Food Specialties (formerly Royal Gist-Brocades B.V.)* (filed as exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996).

10.24	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein).

10.25	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as exhibit 10.25 to the Company’s 1997 10-K, File No. 000-22354, and incorporated by reference herein).

10.26	Fourth Amendment of Lease, dated August 5, 1998 between the and M.O.R Columbia Limited Partnership (filed as exhibit 10.26 to the Company’s 1998 Form 10-K, File No. 22354, and incorporated by reference herein).

10.28	Common Stock and Warrant Purchase Agreement, dated April 27, 1998, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated April 27, 1998 and incorporated by reference herein).

10.29	Common Stock and Warrant Purchase Agreement, dated May 28, 1999, by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated June 9, 1999 and incorporated by reference herein).

10.30	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories * (filed as exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).

10.32	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein).

10.33	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated March 2, 2001 and incorporated by reference herein).

10.34	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust (filed as exhibit 10.34 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.35	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders Trust (filed as exhibit 10.35 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.36	Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.37	OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.39	Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed as exhibit 10.39 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.41	Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed as exhibit 10.41 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).*

10.42	Manufacturing Agreement between C.P. Kelco U.S. Inc. and OmegaTech, Inc. dated October 19, 2001 (filed as exhibit 10.42 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.43	Agreement and Plan of Merger, dated March 25, 2002, by and among Martek Biosciences Corporation, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.44	First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., Martek Biosciences Corporation, and OGTAQ Corp., dated April 24, 2002 by and among Martek Biosciences Corporation, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.45	Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2002 and incorporated by reference herein).

10.46	Addendum 3 to Martek Biosciences Corporation/Gist-Brocades S.p.A. ARA Purchase and Production Agreement dated June 14, 2002 (filed as exhibit 10.46 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2002, and incorporated by reference herein).*

10.47	Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., Martek Biosciences Corporation and OGTAQ Corp., entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders’ Representative. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on July 31, 2002 and incorporated by reference herein).

10.48	Amendment No. 3 to Settlement Terms Related to Arbitration of License Agreement dated as of December 20, 2002 by and among Monsato Company and Martek Biosciences Boulder Corporation. (filed as Exhibit 10.48 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2002, and incorporated by reference herein).

10.49	Loan and Security Agreement Between Martek Biosciences Corporation, a Delaware Corporation, Martek Biosciences Boulder Corporation, a Delaware Corporation, borrower and Allfirst Bank, lender, $10,000,000.00 Revolving Line of Credit, Dated: February 25, 2003 (filed as exhibit 10.49 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended January 31, 2003, and incorporated by reference herein).

10.50	License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No.22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.51	Asset Sale and Purchase Agreement dated July 21, 2003 by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.51 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.52	Amendment No. 1 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.52 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.53	Amendment No. 2 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.53 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.54	Joinder Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and Martek Biosciences Corporation (filed as exhibit 10.54 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.55	Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.58	Purchase Money Promissory Note by and among FermPro Manufacturing LP, a Georgia limited partnership, and IBIS Limited Partnership, a North Carolina limited partnership, as amended (filed as exhibit 10.58 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.59	Collaboration Agreement Between Martek Biosciences Corporation and SemBioSys Genetics, Inc., a Canadian corporation, dated December 1, 2003. **/*

10.60	Amendment to Manufacturing Agreement by and between CP Kelco U.S., Inc. and Martek Biosciences Boulder Corporation, dated October 1, 2003. **/*

10.61	Promissory Note payable to the order of Genencor International, Inc., a Delaware Corporation, dated January 26, 2004. Previously filed.

10.62	Loan and Security Agreement between Martek Biosciences Corporation, a Delaware Corporation, as Borrower, and Manufacturers And Traders Trust Company, as Administrative Agent, and as Sole Book Runner, and Bank of America, N.A., as Syndication Agent, and SunTrust Bank as Documentation Agent, and Manufacturers And Traders Trust Company And Various Other Financial Institutions Now or Hereafter Party Hereto As Lenders, dated January 26, 2004. Previously filed.

13.01	Portions of the Annual Report to Stockholders of the Company for the year ended October 31, 2003. Previously filed.

21.01	Subsidiaries of the Registrant. Previously filed.

23.01	Consent of Ernst & Young LLP, Independent Auditors. Previously filed.

24.01	Power of Attorney of the Board of Directors. Previously filed.

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14a/15d-14a.**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14a/15d-14a.**

32.01	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Previously filed.

32.02	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Previously filed.

99.01	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform act of 1995 Previously filed.

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