Form 10-Q/A
period 2004-04-30
MARTEK BIOSCIENCES CORP
filed 2004-08-23
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___ to ___

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 to amend Item 6 to reflect the filing of the revised Exhibit 10.63 with this report to disclose additional portions of this exhibit that we previously had redacted.

     Except as noted herein, our Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 remains as originally filed with the Securities and Exchange Commission on June 14, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.63	ARA Alliance, Purchase and Production Agreement by and between Martek Biosciences Corporation and DSM Food Specialties B.V. (filed herewith).*

10.64	Sixth Amendment of Lease, dated May 13, 2004, by and between M.O.R. CBC LLC and Martek Biosciences Corporation (previously filed).

10.65	First Modification Agreement, effective April 30, 2004, between the Company and Manufacturers and Traders Trust Company, as Administrative Agent, Manufacturers and Traders and Trust Company, Bank of America, N.A., Suntrust Bank, Comerica Bank, Fifth Third Bank, and Chevy Chase Bank, and Martek Biosciences Corporation (previously filed).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (previously filed)

99.1	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. (previously filed)

     * Confidential treatment was granted for certain portions of this agreement. The confidential portions were filed separately with the Commission.

(b)	Reports on Form 8-K:

Form 8-K filed on April 19, 2004 (Items 5 and 7 — press release announcing that Martek has entered into a new agreement with DSM Food Specialties B.V. (DSM), extending the existing relationship between the two companies involving the production and supply of arachidonic acid (ARA)).

Form 8-K filed on April 13, 2004 (Item 5 — press release announcing that Martek entered into a new license and supply agreement with Mead Johnson involving products containing Martek’s docosahexaenoic acid (DHA) to be marketed for use by a targeted population of women).

Form 8-K furnished on March 10, 2004 (Items 7 and 12 — press release announcing Martek’s financial results for the fiscal quarter ended January 31, 2004).

Form 8-K filed on February 4, 2004 (Items 5 and 7 — press release announcing the sale by Martek of 176,885 shares of common stock in an underwritten public offering).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)
Date: August 23, 2004	/s/ Peter L. Buzy Peter L. Buzy, Chief Financial and Accounting Officer