Form 10-Q
period 2004-07-31
MARTEK BIOSCIENCES CORP
filed 2004-09-14
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Common stock, par value $.10 per share: 29,320,202 shares outstanding as of September 7, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
MARTEK BIOSCIENCES CORPORATION

Consolidated Balance Sheets
($ in thousands, except share and per share data)

	July 31,	October 31,
	2004	2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,164	$29,924
Short-term investments and marketable securities	19,559	67,047
Accounts receivable, net	30,103	20,164
Inventories, net	24,909	14,543
Other current assets	6,739	6,666

Total current assets	99,474	138,344
Property, plant and equipment, net	236,916	88,314
Goodwill	50,693	50,274
Other intangible assets, net	30,019	18,378
Other assets	1,547	213

Total assets	$418,649	$295,523

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,769	$14,988
Accrued liabilities	16,259	12,020
Current portion of notes payable and other current obligations	617	2,277
Current portion of unearned revenue	2,014	2,841

Total current liabilities	36,659	32,126
Long-term debt under revolving credit facility	77,000	—
Notes payable and other long-term obligations	11,627	10,441
Long-term portion of unearned revenue	9,218	8,992

Total liabilities	134,504	51,559

Commitments	—	—
Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value, 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 29,290,701 and 28,041,323 shares issued and and outstanding, respectively	2,929	2,804
Additional paid-in capital	381,117	352,728
Accumulated other comprehensive loss	(94)	—
Accumulated deficit	(99,807)	(111,568)

Total stockholders’ equity	284,145	243,964

Total liabilities and stockholders’ equity	$418,649	$295,523

     See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Income
(Unaudited - $ in thousands, except share and per share data)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Revenues:
Product sales:
Nutritional product sales	$43,396	$28,748	$112,331	$75,183
Other product sales	561	292	1,809	754

Total product sales	43,957	29,040	114,140	75,937
Contract manufacturing sales	3,273	—	10,350	—
Other revenue	107	75	342	170

Total revenues	47,337	29,115	124,832	76,107

Costs and expenses:
Cost of product sales	26,264	17,017	70,042	45,001
Cost of contract manufacturing sales	2,912	—	8,549	—
Research and development	4,932	3,482	13,660	9,394
Selling, general and administrative	6,872	4,115	18,750	11,550
Restructuring reversal	—	—	—	(250)
Other operating expenses	1,587	247	2,691	1,313

Total costs and expenses	42,567	24,861	113,692	67,008

Income from operations	4,770	4,254	11,140	9,099
Other income, net	241	349	651	656

Income before income tax expense	5,011	4,603	11,791	9,755
Income tax expense	—	—	30	—

Net income	$5,011	$4,603	$11,761	$9,755

Net income per share
Basic	$0.17	$0.17	$0.41	$0.39

Diluted	$0.16	$0.16	$0.38	$0.37

Weighted average common shares outstanding
Basic	29,270,301	27,050,781	28,936,660	24,793,415
Diluted	31,168,113	29,399,615	31,105,821	26,544,481

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statements of Cash Flows
(Unaudited - $ in thousands)

	Nine Months Ended July 31,
	2004	2003
Operating activities:
Net income	$11,761	$9,755
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Depreciation and amortization	5,761	3,691
Provision for inventory obsolescence	800	93
Other	147	280
Changes in operating assets and liabilities:
Accounts receivable	(9,939)	(9,908)
Inventories	(11,354)	(2,393)
Other assets	(1,486)	(3,192)
Accounts payable	2,781	(125)
Accrued liabilities	145	5,946
Unearned revenue	(601)	7,178

Net cash (used in)/provided by operating activities	(1,985)	11,325

Investing activities:
Sales (purchase) of short-term investments and marketable securities, net	47,488	(73,751)
Purchase of property, plant and equipment	(153,093)	(908)
Capitalization of intangible and other assets	(6,968)	(20,459)
Cash impact of purchase transactions	(231)	940

Net cash used in investing activities	(112,804)	(94,178)

Financing activities:
Repayments of notes payable and other	(2,474)	(107)
Borrowings under revolving credit facility	77,000	—
Proceeds from the exercise of warrants and stock options	17,222	10,881
Proceeds from the issuance of common stock, net of issuance costs	11,281	83,341

Net cash provided by financing activities	103,029	94,115

Net (decrease) increase in cash and cash equivalents	(11,760)	11,262
Cash and cash equivalents at beginning of period	29,924	20,419

Cash and cash equivalents at end of period	$18,164	$31,681

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Consolidated Statement of Stockholders’ Equity
(Unaudited - $ in thousands)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at October 31, 2003	28,041,323	$2,804	$352,728	$—	$(111,568)	$243,964

Issuance of common stock, net of issuance costs	176,885	18	11,263	—	—	11,281
Exercise of stock options and warrants	1,072,493	107	17,115	—	—	17,222
Amortization of deferred compensation	—	—	11	—	—	11
Net income	—	—	—	—	11,761	11,761
Other comprehensive loss:
Unrealized loss on exchange rate forward contract	—	—	—	(94)	—	(94)

Comprehensive income						11,667

Balance at July 31, 2004	29,290,701	$2,929	$381,117	$(94)	$(99,807)	$284,145

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2003.

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

Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped. Cash received as a payment on future purchases is deferred and recognized as revenue when the related shipments are made. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. At July 31, 2004, the Company had approximately $2.0 million in short-term and $9.2 million in long-term unearned revenue relating to third-party license agreements and prepayments on product purchases.

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

Other Operating Expenses Other operating expenses relate primarily to production start-up costs, including materials, training, and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations and qualification of certain third-party manufacturers as well as amounts related to the Winchester wastewater treatment matter (See Note 10). All such costs are expensed as incurred.

Income Taxes Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided against assets, including net operating losses, if it is anticipated that some or all of the asset may not be realized through future taxable earnings. As of October 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $170 million. In addition, the Company had a deferred tax asset of approximately $65.8 million as of October 31, 2003, which was, and continues to be, fully reserved through a valuation allowance since the likelihood of realization of the benefit cannot be determined. The Company performs regular reviews of the asset and related valuation allowance, and when and if the likelihood of realization of the benefit becomes probable, the Company will reverse a portion or all of the valuation allowance and record an income tax benefit. The Company anticipates establishing a deferred tax asset in late 2004 or early 2005, based on expected operating results.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation:

	Three months ended		Nine months ended
	July 31,		July 31,
In thousands, except per share amounts	2004	2003	2004	2003
Net income, as reported	$5,011	$4,603	$11,761	$9,755
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(6,673)	(4,673)	(14,326)	(11,782)

Pro forma net loss	$(1,662)	$(70)	$(2,565)	$(2,027)

Earnings (loss) per share:
Basic - as reported	$0.17	$0.17	$0.41	$0.39

Basic - pro forma	$(0.06)	$(0.00)	$(0.09)	$(0.08)

Diluted - as reported	$0.16	$0.16	$0.38	$0.37

Diluted - pro forma	$(0.06)	$(0.00)	$(0.09)	$(0.08)

The effect of applying SFAS No. 123 on pro forma net income and per share calculations for the three and nine months ended July 31, 2004, as stated above, is not necessarily representative of the effect on reported net income and earnings per share for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The weighted average fair market values of the options at the date of grant for options granted during the three months ended July 31, 2004 and 2003 and nine months ended July 31, 2004 and 2003 were $42.29, $25.60, $41.69 and $18.69, respectively. The fair market value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Three months ended		Nine months ended
	July 31,		July 31,
	2004	2003	2004	2003
Expected volatility	68.1%	75.0%	68.1%	74.7%
Risk-free interest rate	4.3%	3.1%	3.6%	3.4%
Expected average life of options	7 years	7 years	7 years	7 years
Expected dividend yield	0%	0%	0%	0%

Net Income Per Share Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.

Reclassification Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period presentation.

2. Acquisition of FermPro Manufacturing

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

The acquisition has been accounted for as a purchase in accordance with SFAS 141, and accordingly, the results of operations of FermPro have been included in the accompanying consolidated statements of income from the date of the acquisition. In accordance with SFAS 142, the purchase price has been allocated to the assets and liabilities of FermPro based on their relative fair values. The allocation of the purchase price is preliminary and subject to revision based on the final determination of fair values that is anticipated to be completed during the Company’s fourth quarter of fiscal year 2004.

3. DSM Supply and License Agreement

In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (DSM) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (ARA), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the sale to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, of which $4 million was paid upon execution of the agreement, $4 million of which will be paid on November 2, 2004, and the remaining $2 million of which will be paid by the Company on November 2, 2005. The license fee is being amortized over the 15 year term of the agreement using the straight-line method. (See Note 8). This agreement also provides for the granting to DSM by the Company of an exclusive license under certain of the Company’s patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption including animal feed products.

4. Acquisition of OmegaTech

On April 25, 2002, the Company completed its purchase of OmegaTech, Inc. (“OmegaTech”), a DHA-producer located in Boulder, CO. In connection with the purchase, the Company issued 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. The purchase agreement also provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones are met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use for the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during the third quarter of fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill.

As of July 31, 2004, the Company does not believe the second regulatory related milestone has been achieved. In addition, the Company does not believe the first financial milestone related to sales and gross profit margin for the eighteen-month period ended October 31, 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the first financial milestone should be issued. We disagree with that conclusion. If this disagreement cannot be resolved, it is likely that the dispute-resolution procedures contractually provided for will be utilized. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.

5. Short-term Investments and Marketable Securities

Available-for-sale securities consist of U.S. government obligations, U.S. agency obligations and taxable municipal auction rate securities, and totaled $19.6 million and $67.0 million as of July 31, 2004 and October 31, 2003, respectively. There were no unrealized holding gains or losses on these available-for-sale securities as of July 31, 2004 and October 31, 2003. In addition, there were no realized gains or losses during the three and nine months ended July 31, 2004 and 2003.

6. Inventories

Inventories are stated at the lower of cost or market and are valued using a weighted average approach that approximates the first-in, first-out method. Inventories consist of the following (in thousands):

	July 31,	October 31,
In thousands	2004	2003
Finished products	$11,033	$5,168
Work in process	12,661	7,801
Raw materials	2,315	2,074

Total	26,009	15,043
Less: inventory reserve	(1,100)	(500)

Inventories, net	$24,909	$14,543

7. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	July 31,	October 31,
In thousands	2004	2003
Land	$683	$683
Buildings and improvements	40,617	9,817
Machinery and equipment	61,667	56,523
Furniture and fixtures	2,635	2,442
Computer hardware and software	1,793	285
Construction-in-progress	148,870	33,533

Property, plant and equipment	256,266	103,283
Less: accumulated depreciation	(19,350)	(14,969)

Property, plant and equipment, net	$236,916	$88,314

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

8. Goodwill and Intangible Assets

Intangible assets and related accumulated amortization consist of the following (in thousands):

	As of July 31, 2004			As of October 31, 2003
		Accumulated			Accumulated
In thousands	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,058	$(279)	$1,779	$2,030	$(170)	$1,860
Patents	7,744	(1,069)	6,675	6,013	(672)	5,341
Core technology	1,708	(199)	1,509	1,708	(114)	1,594
Current products	10,676	(1,627)	9,049	10,676	(1,093)	9,583
Licenses	11,196	(189)	11,007	—	—	—
Goodwill	50,693	—	50,693	50,274	—	50,274

Total	$84,075	$(3,363)	$80,712	$70,701	$(2,049)	$68,652

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition. The Company recorded amortization expense on intangible assets of $576,000 and $455,000 for the three months ended July 31, 2004 and 2003, respectively, and $1.3 million for both the nine months ended July 31, 2004 and 2003.

9. Long-term Debt

In May 2004, the Company entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 3% for the three and nine months ended July 31, 2004 and is based on LIBOR and the Company’s current leverage ratio. Among other things, it contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. As of July 31, 2004, the Company is in compliance with all of these debt covenants and has borrowed $77 million under the revolving credit facility. All borrowings are due at maturity. This credit facility replaced the $10 million secured working capital line of credit established in February 2003. The Company did not have any borrowings under the previous working capital line of credit.

In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro (See Note 2), the Company assumed a $10 million secured note. The note was amended on January 26, 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. The note has a stated interest rate of 5% and principal is amortized over a 20-year period with the balance due at maturity. Payments through December 31, 2003 were comprised of interest only. Also as part of the FermPro acquisition, the Company assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

During the three and nine months ended July 31, 2004, the Company incurred interest on borrowings of approximately $652,000 and $1.2 million, respectively, and recorded amortization of related debt fees of approximately $65,000 and $135,000 in the three and nine month periods ended July 31, 2004, respectively. Substantially all of the interest incurred and debt fee amortization recorded was capitalized as part of the cost of the Company’s construction at the Kingstree, SC manufacturing facility.

10. Commitments and Contingencies

The Company has entered into an agreement to purchase a minimum quantity of certain material used in DHA production on favorable terms from a third party manufacturer. The commitment expires on June 30, 2006, with options to extend by both parties. As of July 31, 2004, the Company’s remaining obligation was approximately $5.2 million, of which the Company has open purchase orders totaling approximately $1.0 million.

In May 2004, the Company amended its existing lease for laboratory and administrative space at our Columbia, Maryland office to extend the term of the lease as well as expand our leased space by approximately 15%. The term of the lease has been extended through January 2011.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. The Company has entered into active discussions relating to the cause of and determination of responsibility for the property damage with the Winchester Municipal Utilities Commission and its insurer. The Company learned in March 2004 that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, had asked questions of current and former employees relating to the explosion at the wastewater treatment plant. Current and former employees have recently testified before a federal grand jury that is investigating the matter. As of July 31, 2004, the Company has recorded a liability totaling approximately $500,000 as an estimate of certain future costs that might be incurred as a result of this incident. While we cannot be certain of the outcome, the Company believes that the outcome will not have a material adverse impact on its financial condition or results of operations.

From time to time, Martek is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such litigation or administrative proceedings currently pending against the Company is unlikely, either individually or in the aggregate, to have a material adverse effect on the Company’s results of operations or financial condition.

11. Stockholders’ Equity

On February 5, 2004, the Company completed an underwritten public offering of 176,885 shares of common stock at a price of $65.59 per share pursuant to a shelf registration. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $11.4 million.

12. Net Income per Share

The following table presents the calculation of basic and diluted net income per share:

	Three months ended		Nine months ended
	July 31,		July 31,
In thousands, except per share amounts	2004	2003	2004	2003
Net income	$5,011	$4,603	$11,761	$9,755

Weighted average shares outstanding – basic	29,270	27,051	28,937	24,793

Effect of dilutive potential common shares:
Employee stock options	1,855	2,242	2,125	1,646
Warrants	43	107	44	105

Total dilutive potential common shares	1,898	2,349	2,169	1,751

Weighted average shares outstanding – diluted	31,168	29,400	31,106	26,544

Net income per share – basic	$0.17	$0.17	$0.41	$0.39

Net income per share – diluted	$0.16	$0.16	$0.38	$0.37

Employee stock options to purchase approximately 684,000, 671,000 and 33,000 shares were outstanding but were not included in the computation of diluted net income per share for the three months ended July 31, 2004 and the nine months ended July 31, 2004 and 2003, respectively because the effects would have been antidilutive. There were no antidilutive stock options outstanding for the three months ended July 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

-	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, margin and productivity improvements and potential collaborations and acquisitions;

-	expectations regarding sales to and by our infant formula licensees;

-	expectations regarding marketing of our oils by our infant formula licensees;

-	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;

-	expectations regarding future purchases of third-party manufactured oils and expansion of third-party manufacturing facilities;

-	expectations regarding the timing and amount of production capacity and our ability to meet future demands for our DHA and ARA oils;

-	expectations regarding future research and development costs;

-	expectations regarding the integration of the former FermPro Manufacturing, LP (“FermPro”) facility with Martek;

-	expectations regarding our expansion at our Kingstree, SC facility (formerly FermPro);

-	expectations regarding the impact of the incident at the Winchester Wastewater Treatment Plant;

-	expectations regarding the impact of the incident at DSM’s Belvidere, NJ facility; and

-	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities.

Forward-looking statements include those statements containing words such as:

-	“will,”

-	“should,”

-	“could,”

-	“anticipate,”

-	“believe,”

-	“plan,”

-	“estimate,”

-	“expect,”

-	“intend,” and other similar expressions.

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

General

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae. Our leading products are nutritional oils used as ingredients in infant formula and foods, and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants, may play a pivotal role in brain function throughout life and may reduce risks associated with coronary heart disease. Low levels of DHA in adults have also been linked with a variety of health risks. Research is underway to assess what impact, if any, supplementation with our DHA will have on these health risks. Additional applications of our patented technology based upon microalgae include our algal genomics technology and our currently marketed fluorescent detection products and technologies that can be used by researchers as an aid in drug discovery and diagnostics.

We currently have license agreements with fifteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico N.V. (formerly Nutricia), Novartis, Maabarot, Heinz-Wattie’s, Laboratorios Ordesa, American St. George Biological Corporation, International Nutrition Company, PT Sanghiang Perkasa and three companies whose identities we have agreed not to disclose at this time. Collectively, these companies represent more than 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“W.I.C.”) rebates. W.I.C. is a federal grant program administered by the states for the benefit of low income, nutritionally at-risk women, infants and children. Twelve licensees are now marketing term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. The three licensees that are not currently marketing term infant formula products containing our oils represent less than 5% of the estimated worldwide wholesale market for infant formula. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being marketed in the United States.

Prior to fiscal 2003, we incurred losses in each year since our inception and as of July 31, 2004, our accumulated deficit was approximately $100 million. Although we anticipate significant continued growth in sales of our nutritional oils, and we achieved an operating profit in fiscal 2003 and in the first nine months of fiscal 2004, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

•	the ability by us and our third-party manufacturers to produce adequate levels of our nutritional oils;

•	the timing of the completion of construction at our Kingstree facility and related expanded production capabilities;

•	the timing and extent of production by DSM Food Specialties (“DSM”) at its recently acquired Belvidere facility;

•	the timing of infant formula market introductions by our licensees;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the timing and extent of acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;

•	the acceptance of these products by consumers;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.

As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

Overview

During the first nine months of 2004, we have continued with our extensive expansion at our recently acquired Kingstree location for the fermentation and processing of our nutritional oils. We have spent approximately $140 million on the expansion since the inception of the project and expect the total cost of the expansion to be between $170 and $180 million when complete. Certain components of the initial phase of the expansion commenced commercial operation during the third quarter of fiscal 2004 with additional components of this phase, including the fermentation area, expected to commence commercial operation and generate products available for sale in the fourth quarter of fiscal 2004. Upon completion of the second phase of construction in the first quarter of fiscal 2005, Martek’s DHA production capacity should nearly triple over fiscal 2003 levels.

In May 2004, a fire occurred at the Belvidere, New Jersey manufacturing plant of DSM causing a temporary shutdown of the ARA production line. In June 2004, DSM restarted the production line at the Belvidere facility. Since that time, Belvidere has continued to increase its monthly output of ARA. It is anticipated that by the end of fiscal 2004, we will be receiving approximately 40% of our ARA from DSM’s Belvidere facility with that percentage expected to grow in the future.

Two infant formula manufacturers have launched new toddler products supplemented with Martek’s DHA and ARA. The new lines are formulated to meet the nutritional needs of children from nine to twenty-four months of age, and are the first of their kind in the U.S. to be fortified with DHA and ARA.

In September 2004, the results of a study conducted by the UCLA School of Medicine of the effects of Martek’s DHA on the advancement of Alzheimer’s disease in laboratory mice were published in the journal Neuron. The study found that a diet rich in DHA significantly lessened the memory loss and cell damage caused by Alzheimer’s disease in laboratory mice. These findings add to the evidence that DHA may play a role in countering the progression of Alzheimer’s disease in humans, although further research is needed.

Also in September 2004, the FDA announced that it would allow producers of conventional foods and dietary supplements containing DHA to make a qualified health claim for reduced risk of coronary heart disease on their product packaging. The claim was, in part, a result of our petition to the FDA in November of 2003. A qualified health claim must be supported by credible scientific evidence. Upon review of this scientific evidence, the FDA concluded that supportive but not conclusive research shows that consumption of DHA and eicosapentaenoic acid (EPA) may reduce the risk of coronary heart disease.

Management Outlook

We believe that the outlook for future revenue growth continues to be positive, although quarterly results may show fluctuations. Specifically, we believe that for the remainder of fiscal 2004, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets, and term infant formulas containing our oils will also be introduced in additional countries. As we have discussed, to date, twelve of our infant formula licensees have obtained the regulatory approval, where required, to sell term infant formula products containing our oils in over 30 countries and pre-term infant formula products containing our oils in over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being marketed in the United States and we expect these sales to increase throughout the remainder of fiscal 2004.

In the first nine months of fiscal 2004, approximately 90% of our revenues related to the sales of our oils for use in infant formula products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years these sales will expand and represent a much larger potential market than infant formula.

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

Production

As in fiscal 2003, during the first nine months of fiscal 2004, the demand for our nutritional oils for use in infant formula products significantly exceeded production capacity. These shortfalls have resulted from an acceleration of such demand over what our customers had projected coupled with a shortage of ARA production capacity from DSM that began in the first quarter of fiscal 2004. As customer demand has increased, we have requested that our customers provide us with longer lead-times in order to fill their orders. Even with the longer lead-times and increased production each quarter, we continue to limit the orders we accept for our nutritional oils.

We currently have the production capacity equivalent to approximately $190 million in annual sales. We are now in the process of an extensive expansion at our Kingstree facility. Certain components of the initial phase of the expansion commenced commercial operation during the third quarter of fiscal 2004 with additional components of this phase, including the fermentation area, expected to commence commercial operation and generate products available for sale in the fourth quarter of fiscal 2004. Upon completion of the second phase of construction in the first quarter of fiscal 2005, our DHA production capacity should nearly triple over fiscal 2003 levels. We also believe that production optimization efforts will continue at our plants for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs.

Our ARA oil is currently produced by DSM, primarily at its plant in Capua, Italy. DSM has recently added ARA production capacity in the U.S. by converting existing facilities in Belvidere, NJ to the production of ARA. To continue to meet the growing demand for ARA, plans for additional production capacity at these plants are in preparation pursuant to the terms of our existing supply agreement with DSM. Two events have recently occurred that have affected DSM’s ability to produce sufficient ARA to satisfy our purchase order requirements. First, the production of ARA by DSM in Capua, Italy was impacted by a nationwide power failure in Italy in late September 2003. In addition, in May 2004, an incident occurred at the Belvidere, NJ manufacturing plant of DSM involving a fire in an outside dust collection unit and caused a temporary shut-down of the ARA production line between mid-May and early-June 2004 at the Belvidere facility. The Italian power outage resulted in a production loss of ARA that negatively impacted our revenues in the first quarter of fiscal year 2004, and the production loss of ARA resulting from the fire in Belvidere caused a reduction in revenue during the third quarter of fiscal 2004. In June 2004, DSM restarted the production line at the Belvidere facility and since that time, Belvidere has continued to increase its monthly output of ARA. Of the total ARA produced by DSM, we anticipate approximately 40% of such total volumes to be produced at DSM’s Belvidere facility by the end of fiscal 2004 with that percentage expected to grow in the future. Because DSM is a third-party manufacturer, however, we have limited control over the timing and extent of its Capua and Belvidere production volumes.

We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of a new supply agreement entered into with DSM in April 2004. In connection with the new agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through another third-party, an unlimited amount of ARA. The sale of such self-produced ARA is limited, however, to any amounts ordered by us that DSM is unable to fulfill or, beginning January 1, 2005, for each calendar year, the greater of (i) 100 tons of ARA oil (an amount that equals approximately 10% of Martek’s current demand for ARA oil) and (ii) any amounts ordered by us that DSM is unable to fulfill. DSM and Martek are in the process of transferring technology under the agreement and we anticipate being capable of producing ARA and holding it for future sale, to the extent permitted by the supply agreement, in the first half of fiscal 2005. To further reduce our ARA production risk, we have directly engaged and recently added a new U.S.-based provider of certain post-fermentation ARA manufacturing services. Historically, these services had been provided by two European vendors through DSM. Along with our pending ARA extraction capabilities at Kingstree, which we anticipate being available by the second quarter of fiscal 2005, the addition of a new third-party facility will give us multiple U.S. sites for the downstream processing of ARA.

When combining our current and projected DHA production capabilities in Winchester and Kingstree with DSM’s current and projected ARA production capabilities in Italy and the U.S., we expect to have total production capacity equivalent to approximately $260 million to $270 million in annualized sales of our nutritional oils by the end of fiscal 2004 and equivalent to approximately

$500 million in annualized sales of our nutritional oils by the second half of 2005. If, however, the production expansion in Kingstree does not proceed as planned or if DSM is not able to scale up and further expand production in the U.S., our ability to produce at these levels may be negatively impacted.

Our DHA-S oil, which is currently used in the adult supplement market and animal feed market, is currently produced by third-party contract manufacturers including C.P. Kelco U.S. Inc. (“CP Kelco”). We have a minimum purchase commitment with CP Kelco that expires on June 30, 2006 with possible annual renewals. See “Liquidity and Capital Resources” for further discussion of purchase commitments.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. Although n-hexane was found at the site of the incident, there are other factors which need to be considered, including the presence of other flammable substances that were not discharged from our plant and existing conditions at the water treatment facility. We have entered into active discussions relating to the cause of and determination of responsibility for the property damage with the Winchester Municipal Utilities Commission (WMU) and its insurer. We have received and are analyzing information from the utility and its insurer concerning the details of the incident. We have entered into an agreement with the City of Winchester, WMU, and WMU’s insurer to extend any applicable statute of limitations and allow the parties to continue discussing this matter. We learned in March 2004 that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, had asked questions of current and former employees relating to the explosion at the wastewater treatment plant and n-hexane. Current and former employees have recently testified before a federal grand jury that is investigating the matter. As of July 31, 2004, we have recorded a liability totaling approximately $500,000 as an estimate of certain future costs that we might incur as a result of this incident, including approximately $250,000 accrued during the three months ended July 31, 2004. Through July 31, 2004, we have incurred approximately $337,000 in legal fees related to the incident. While we cannot be certain of the ultimate outcome of our discussions with WMU and its insurer or the EPA and grand jury activity, we believe that they will not have a material adverse impact on our production, financial condition or results of operations.

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

Results of Operations

Revenues

The following table presents revenues by category:

	Three months ended		Nine months ended
	July 31,		July 31,
In thousands	2004	2003	2004	2003
Product sales:
Nutritional product sales	$43,396	$28,748	$112,331	$75,183
Other product sales	561	292	1,809	754

Total product sales	43,957	29,040	114,140	75,937
Contract manufacturing sales	3,273	—	10,350	—
Other revenues	107	75	342	170

Total revenues	$47,337	$29,115	$124,832	$76,107

Nutritional product sales increased by $14.6 million or 51% in the quarter ended July 31, 2004 as compared to the quarter ended July 31, 2003 and increased by $37.1 million or 49% in the nine months ended July 31, 2004 as compared to the nine months ended July 31, 2003. The increases are primarily due to a continued increase in sales of our oils to both existing and new infant formula licensees. Substantially all of our product sales in the quarter and nine months ended July 31, 2004 relate to the sale of our oils for use in infant formulas. Approximately 90% of our nutritional product sales during the quarter and nine months ended July 31, 2004, respectively were generated by sales of DHA and ARA to four companies. Approximately 60% of these sales were to Mead Johnson Nutritionals and the remaining 40% were to Abbott Laboratories, Wyeth and Nestle combined. Collectively, these four companies are currently manufacturing term infant formulas supplemented with our oils for sale in the U.S., and in over 30 countries around the world. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 65% of our sales to infant formula licensees for the quarter and nine months ended July 31, 2004, relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of July 31, 2004, formula supplemented with Martek’s oils had gained more than a 60% penetration in the U.S. infant formula market. We anticipate sales of nutritional products will continue to grow as infant formulas containing our oils are introduced by new licensees and by current licensees in additional countries. We also anticipate that sales of our nutritional oils will continue to grow in countries where our oils are currently sold. Our future sales growth, however, is dependent upon our ability to expand our production capabilities at our Kingstree facility and the ability of DSM to continue to expand production of ARA at their Belvidere facility.

Other product sales increased $300,000 or 92% in the three months ended July 31, 2004 as compared to the three months ended July 31, 2003 and increased $1.1 million or 140% in the nine months ended July 31, 2004 as compared to the same period last year due primarily to the additional product revenue recognized by our recently acquired Kingstree facility.

Contract manufacturing sales, totaling $3.3 million and $10.4 million for the three and nine months ended July 31, 2004, respectively, relate to fermentation work performed for various third parties at our Kingstree, SC facility, which was acquired by the Company in the fourth quarter of fiscal 2003. Contract manufacturing sales are expected to decrease in the future as this business is phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

As a result of the above, total revenues increased by $18.2 million or 63% in the quarter ended July 31, 2004 as compared to the quarter ended July 31, 2003 and increased by $48.7 million or 64% in the nine months ended July 31, 2004 as compared to the same period last year.

Costs and Expenses

The following table presents our operating costs and expenses:

	Three months ended		Nine months ended
	July 31,		July 31,
In thousands	2004	2003	2004	2003
Cost of revenue:
Cost of product sales	$26,264	$17,017	$70,042	$45,001
Cost of contract manufacturing sales	2,912	—	8,549	—
Operating expenses:
Research and development	4,932	3,482	13,660	9,394
Selling, general and administrative	6,872	4,115	18,750	11,550
Restructuring reversal	—	—	—	(250)
Other operating expenses	1,587	247	2,691	1,313

Total costs and expenses	$42,567	$24,861	$113,692	$67,008

Cost of Product Sales During the third quarter of 2004, we continued to satisfy as much customer demand as possible, while, at times, sacrificing cost efficiencies. As such, our cost of product sales increased as a percentage of product sales to 60% in the quarter ended July 31, 2004 from 58% in the quarter ended July 31, 2003 and increased to 61% in the nine months ended July 31, 2004 compared to 59% in the corresponding period last year. The increases resulted from the Company’s continued use of air freight in connection with ARA shipments from Europe (an increase of approximately 2% for both the comparative three and nine month periods) and internal production inefficiencies in connection with the commencement of DHA manufacturing at the Kingstree plant (an increase of approximately 1% for both the comparative three and nine month periods). The gross profit margins were also impacted by an increase in the Company’s overall cost of ARA due to the decline of the U.S. dollar against the euro, the currency in which we are required to pay DSM for their supply of ARA from Italy (an increase of approximately 3 % for both the comparative three and nine month periods). Such increase, however was offset by the benefits of certain DHA production improvements recently developed (a decrease of approximately 2% for both the comparative three and nine month periods) and insurance receipts by Martek associated with incidents at DSM production plants which served to decrease cost of product sales as a percentage of product sales by approximately 2% for both the three and nine month periods, respectively. We expect our gross profit margins in 4th Qtr 04 to continue to reflect the benefits of the newly implemented production methods and expect the impact of the negative factors noted above to be greatly mitigated by the end of Martek’s 2004 fiscal year.

Cost of Contract Manufacturing Sales Costs of contract manufacturing sales, totaling $2.9 million and $8.5 million for the three and nine months ended July 31, 2004, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, SC facility, which was acquired by the Company in the fourth quarter of fiscal 2003. Contract manufacturing sales are to be phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

Research and Development Our research and development costs increased by $1.5 million or 42% in the quarter ended July 31, 2004 as compared to the quarter ended July 31, 2003 and increased by $4.3 million or 45% in the nine months ended July 31, 2004 compared to the nine months ended July 31, 2003. The increases are primarily the result of the commencement of new development projects, including research to lower our DHA production cost by increasing our fermentation production yields and developing new downstream processing techniques as well as efforts in connection with the development of ARA fermentation methods, development of DHA products for the food and beverage industry, exploration of new DHA applications and long-term development of plant-based DHA under the collaboration agreement with SemBioSys.

Selling, General and Administrative Our selling, general and administrative costs increased by $2.8 million or 67% in the quarter ended July 31, 2004 as compared to the corresponding prior year quarter and increased by $7.2 million or 62% in the nine months ended July 31, 2004 as compared to nine months ended July 31, 2003. Of the increases, approximately $800,000 and $2.0 million for the quarter and nine months ended July 31, 2004, respectively relate to our Kingstree, SC plant acquired in September 2003, for which an administrative infrastructure has been added to support the new facility and its expansion. The remaining increases are primarily due to additional personnel (an increase of $1.3 million and $3.7 million for the comparative three and nine month periods, respectively), and insurance costs (an increase of $500,000 and $1.2 million for the comparative three and nine month periods, respectively) required to accelerate and manage the Company’s overall growth. Specifically, we have increased staffing in our business development, food and beverage sales and marketing and finance departments.

Other Operating Expenses Other operating expenses totaled $1.6 million and $2.7 million in the three and nine months ended July 31, 2004, respectively. These expenditures related primarily to production start-up costs associated with the expansion at our Kingstree facility and qualifications of certain third-party manufacturers as well as expenses related to the Winchester wastewater treatment matter. We anticipate continuing to incur these types of expenses for the remainder of fiscal 2004.

Other Income, net Our other income, net, decreased by $100,000 in the quarter ended July 31, 2004 as compared to the corresponding prior year periods primarily due to changes in interest income resulting from varying levels of cash on-hand. See “Liquidity and Capital Resources” for further discussion of cash on-hand. No significant change occurred between the comparative nine month periods.

Income Tax Expense During the nine months ended July 31, 2004, we recorded approximately $30,000 of state income tax expense. As of October 31, 2003, we had net operating loss carryforwards for federal income tax purposes of approximately $170 million. In addition, we had a deferred tax asset of approximately $65.8 million as of October 31, 2003 which was and continues to be fully reserved through a valuation allowance since the likelihood of realization of the benefit cannot be determined. When and if the likelihood of realization of the benefit becomes probable, we will reverse a portion or potentially all of the valuation allowance and recognize an income tax benefit.

Net Income As a result of the foregoing, we earned $5.0 million of net income in the quarter ended July 31, 2004 as compared to net income of $4.6 million in the same period last year and net income of $11.8 million in the nine months ended July 31, 2004 as compared to net income of $9.8 million in the nine months ended July 31, 2003.

Liquidity and Capital Resources

We have financed our operations primarily from the following sources:

•	proceeds from the sale of equity securities,

•	product sales and receipt of license fees,

•	cash received from the exercise of stock option and warrants, and

•	debt financing.

At July 31, 2004, our primary source of liquidity was our cash, cash equivalents and short-term investments totaling $37.7 million as well as the unused portion of our revolving credit facility of $23.0 million. Cash, cash equivalents and short-term investments decreased $59.2 million from October 31, 2003. This decrease was primarily attributable to $153.1 million in capital expenditures, the majority of which were related to the expansion of the newly acquired Kingstree facility to increase output of our nutritional oils. In addition, the Company used cash flow from operations of $2.0 million which was primarily the result of a buildup of DHA inventory which could not be blended with ARA for sales to infant formula manufacturers because of a shortage of ARA. These cash outflows were offset by the proceeds from the exercise of stock options and issuance of common stock which approximated $28.5 million, and borrowings under the Company’s new revolving credit facility, which provided $77.0 million in cash during the nine months ended July 31, 2004.

The expansion of our production facility in Kingstree, SC and, to a lesser degree, production improvements at our facility in Winchester, KY, have and will continue to have a material effect upon our liquidity and capital resources in fiscal 2004. We expect to spend approximately $40 - $50 million over the next 12 months in plant and equipment to complete the expansion and production improvements as well as for other company-wide capital needs. Throughout the construction period in Kingstree, SC, all interest incurred on borrowings will be capitalized. To date, we have incurred interest on borrowings of approximately $1.2 million and recorded amortization of related debt fees of approximately $135,000. Substantially all of the interest incurred and debt fee amortization recorded was capitalized as part of the cost of our construction.

The table below sets forth our contractual obligations at July 31, 2004:

		Less than			After
Contractual Obligations (in thousands)	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Notes payable	$10,163	$567	$1,537	$7,738	$321
Borrowings under revolving credit facility	77,000	—	77,000	—	—
Operating and capital lease obligations	4,618	889	1,985	1,388	355
DSM license fee payable	6,000	4,000	2,000	—	—
Unconditional purchase obligation	5,245	2,725	2,521	—	—

Total contractual cash obligations	$103,026	$8,181	$85,043	$9,126	$676

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

In April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provided for the sale to us by DSM of a license related to certain technologies associated with the manufacture of ARA. Such license fee totaled $10 million, of which $4 million was paid upon execution of the agreement, $4 million of which will be paid on November 2, 2004, and the remaining $2 million of which will be paid on November 2, 2005. This agreement also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption, including animal feed products.

In May 2004, we entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. This credit facility replaced a $10 million line of credit, which had no borrowings under it. The new revolving credit facility is collateralized by accounts receivable and inventory. Among other things, it contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including liquidity, minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan and that we are in compliance with all of these debt covenants. We have borrowed $77.0 million under the revolving credit facility in fiscal 2004 under the terms of the agreement.

In February 2004, we completed an underwritten public offering of 176,885 shares of our common stock at a price of $65.59 per share pursuant to a shelf registration. Net proceeds to the Company, after deducting underwriters’ fees and estimated expenses, amounted to approximately $11.4 million. The proceeds from this offering, together with funds on-hand and borrowings under our bank credit facility, have been used to finance the expansion of our manufacturing capacity to meet increased demand for our DHA and ARA oils and for various general corporate purposes.

In August 2004, the Company’s shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables the Company to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million.

We believe that the new revolving credit facility, when combined with our cash and short-term investments of $37.7 million on-hand at July 31, 2004, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. If we determine that additional production capacity is needed to meet anticipated demand, or if we believe that our financial requirements otherwise warrant it, we may raise more capital in the form of equity securities or debt, or a combination of equity and debt.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 2% to 2.5%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM has now commenced ARA production in the U.S. at its Belvidere, NJ facility. In April 2004, we began entering into foreign currency cash flow hedges to reduce the related market risk.

Item 4. Controls and Procedures

a)	Evaluation of disclosure controls and procedures The Chief Executive Officer and the Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded as of the end of the period covered by this report that the disclosure controls and procedures were effective.

b)	Changes in internal controls During the quarterly period covered by this report, there were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (EPO) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. Consistent with our request, the patent has been returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing of the Opposition Division is now scheduled for November 2004. During the appeal process, the patent will remain in full force and effect. The appeal process is not expected to be completed until some time in 2006.

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

     With respect to our blended-oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. The validity of the patent is unaffected by these filings. A hearing at the Opposition Division is scheduled to be held in November 2004. The opposition process is not expected to be completed until some time in 2006.

     Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA — containing oils. At a hearing in December, 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process the patent will remain in full force and effect. The appeal process is not expected to be completed until some time in 2006.

     On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, KY, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. Although n-hexane was found at the site of the incident, there are other factors which need to be considered, including the presence of other flammable substances that were not discharged from our plant and existing conditions at the water treatment facility. We have entered into active discussions relating to the cause of and determination of responsibility for the property damage with the Winchester Municipal Utilities Commission (WMU) and its insurer. We have received and are analyzing information from the utility and its insurer concerning the details of the incident. We have entered into an agreement with the City of Winchester, WMU, and WMU’s insurer to extend any applicable statute of limitations and allow the parties to continue discussing this matter. We learned in March 2004 that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, had asked questions of current and former employees relating to the explosion at the wastewater treatment plant and n-hexane. Current and former employees have recently testified before a federal grand jury that is investigating the matter. While we cannot be certain of the ultimate outcome of our discussions with WMU and its insurer or the EPA and grand jury activity, we believe that they will not have a material adverse impact on our production, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

MARTEK BIOSCIENCES CORPORATION

(Registrant)

Date: September 14, 2004	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial and Accounting Officer