Form 10-K/A
period 2004-10-31
MARTEK BIOSCIENCES CORP
filed 2005-01-21
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code:

(410) 740-0081

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: None	Name of Each Exchange on Which Registered: None

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

EXPLANATORY NOTE

      This is Amendment No. 1 to the Registrant’s annual report on Form 10-K for the year ended October 31, 2004, which was originally filed with the Securities and Exchange Commission on January 13, 2005. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to its stockholders in connection with its 2005 Annual Meeting of Stockholders. This amendment is also being filed to update the exhibit index in Item 15 of Part IV.

INDEX

MARTEK BIOSCIENCES CORPORATION

AMENDMENT NO. 1 TO FORM 10-K
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Our directors and executive officers are as follows:

Name	Age	Position

James R. Beery(2)	63	Director
Jules Blake, Ph.D.(1)	80	Director
Robert J. Flanagan(3)	48	Director
Ann L. Johnson, M.D.(1)	68	Director
Henry Linsert, Jr.	64	Chairman, Chief Executive Officer and Director
Gordon S. Macklin	76	Director
Douglas J. MacMaster, Jr.(1)(3)	74	Director
John H. Mahar(1)	70	Director
Sandra Panem, Ph.D.(2)	58	Director
Richard J. Radmer, Ph.D.	62	Director
Eugene H. Rotberg(2)(3)	75	Director
David M. Abramson	51	Senior Vice President, Business Development
George P. Barker	65	Senior Vice President, General Counsel and Secretary
Peter L. Buzy	45	Chief Financial Officer and Treasurer
Steve Dubin	51	President
Barney B. Easterling	59	Senior Vice President, Manufacturing
James H. Flatt, Ph.D.	45	Senior Vice President, Research and Development
Jerome C. Keller	62	Senior Vice President, Sales and Marketing

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating and Corporate Governance Committee

Directors:

      Mr. Beery served as Senior Vice President and General Counsel for SmithKline Beecham and subsequently GlaxoSmithKline from 1993 until his retirement in 2001. Prior to that, Mr. Beery practiced law with international law firms in New York, Tokyo and London, including serving as Managing Partner of the London office of Morrison & Foerster, specializing in strategic transactions and general corporate matters for a variety of industries. Following his retirement from GlaxoSmithKline, Mr. Beery became Senior Of Counsel to the London office of Covington & Burling. Mr. Beery also serves as a director for deCODE genetics, Inc. and Orchid BioSciences, Inc. (biotechnology). Mr. Beery has been a director of the Company since March 2004. His term expires in 2006.

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

      Mr. Barker joined Martek in 2000 as Senior Vice President, General Counsel and Secretary. Prior to joining Martek, Mr. Barker was Senior Vice President of Howard County General Hospital, Inc: A Member of Johns Hopkins Medicine and its affiliate Howard County Health Services, Inc. From 1982 to 1991, Mr. Barker was Senior Vice President for Development, General Counsel and Secretary of The Enterprise Development Company, a real estate development company located in Columbia, Maryland. Prior to 1982, Mr. Barker held positions as a partner of a Baltimore, Maryland law firm and Associate General Counsel and Assistant Secretary of The Rouse Company, a real estate development company also located in Columbia, Maryland. Mr. Barker has an A.B. degree from Princeton University and a LL.B. degree from Columbia University.

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

AUDIT COMMITTEE

      The Board of Directors of the Corporation has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee of the Board of Directors consists of Messrs. Beery and Rotberg and Dr. Panem. Mr. Rotberg also serves as Audit Committee Chairman. The Board has determined that Mr. Rotberg is an “audit committee financial expert” as defined by the rules of the SEC.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and 10% stockholders file reports of ownership of equity securities of the Company with the Securities and Exchange Commission and furnish copies of such reports to the Company. Based solely on a review of such reports furnished to the Company, except as set forth below, the Company believes that, for fiscal 2004, all such filing requirements were met. Mr. William Smart, a former Director of the Company, inadvertently failed to timely file a Form 4 with respect to the acquisition of 7,500 shares of Company common stock via stock option exercise and subsequent sale of these 7,500 shares on November  7, 2003. Mr. Smart also inadvertently failed to timely file Forms 4 with respect to the acquisition of 7,500 shares of Company common stock via stock option exercises and the subsequent sales of 7,500 shares on each of November 14, 2003 and December 12, 2003. Mr. Linsert inadvertently failed to timely file Forms 4 with respect to the acquisition of 150,000 and 395,000 shares of Company common stock via stock option exercises and the subsequent sales of 150,000 and 146,700 shares on January 15, 2004 and January 16, 2004, respectively. Mr. Thomas Fisher, a former executive officer of the Company, inadvertently failed to timely file a Form 4 with respect to the acquisition of 209,000 shares of Company common stock via stock option exercises and the subsequent sale of 99,800 shares on January 16, 2004. Mr. Easterling inadvertently failed to timely file a Form 3 for 20,798 shares owned by him pursuant to the Asset Sale and Purchase Agreement dated September 5, 2003, in which the Company acquired certain assets of FermPro Manufacturing, LP, as well as for the grant of 25,000 stock options upon his promotion to Senior Vice President, Manufacturing on March 18, 2004. Dr. Radmer inadvertently failed to timely file a Form 4 with respect to the acquisition of 10,000 shares of Company common stock via stock option exercise and subsequent sale of 10,000 shares on September 24, 2004, as well as the sale of 4,200 shares on September  24, 2004 of Company common stock held by the Radmer Family L.P. of which Dr. Radmer is the general partner.

CODE OF ETHICS

      As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our chief executive officer, president, chief financial officer and controller. This code of ethics is available on our website at http://media.corporate-ir.net/media_files/nsd/matk/codeofconduct.pdf.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The table below sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2004, 2003 and 2002 of (i) the Chief Executive Officer and (ii) the four other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (with the Chief Executive Officer, the “Named Executive Officers”).

				Long-Term
		Annual Compensation		Compensation Awards
					All Other
				Securities Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Options	(2)

Henry Linsert, Jr.,	2004	$439,754	$165,103	45,000	$2,754
Chief Executive Officer	2003	$361,293	$219,438	50,000	—
	2002	$311,250	$90,676	75,000	—
Steve Dubin,	2004	$349,426	$129,441	40,000	$2,754
President	2003	$129,062	$79,092	18,000	—
	2002	$49,091	—	30,000	—
Jerome C. Keller,	2004	$270,983	$100,382	30,000	—
Sr. Vice President,	2003	$226,759	$138,977	35,000	—
Sales and Marketing	2002	$196,067	$55,917	50,000	—
Peter L. Buzy,	2004	$270,983	$100,382	30,000	$2,754
Chief Financial Officer	2003	$231,714	$138,977	35,000	—
	2002	$197,125	$57,428	50,000	—
George P. Barker,	2004	$270,983	$100,382	30,000	$2,423
Sr. Vice President, General	2003	$226,347	$138,977	35,000	—
Counsel and Secretary	2002	$190,900	$55,614	50,000	—

(1)	All Named Executive Officers received bonuses based on performance in fiscal 2004 pursuant to the Company’s Management Cash Bonus Incentive Plan (the “Bonus Plan”).

(2)	Beginning in fiscal 2004, the Company made “matching contributions” under the Company’s 401(k) Plan, to the extent allowable by law, equal to a discretionary percentage up to three percent of the participant’s salary reductions. The fiscal 2004 “matching contributions” related to participant salary reductions in fiscal 2003.

OPTIONS GRANTED IN LAST FISCAL YEAR

      Shown below is information on grants to the Company’s Named Executive Officers of stock options pursuant to the Company’s option plans during the year ended October 31, 2004.

	Individual Grants
					Potential Realizable Value at
	Number of	Percentage of			Assumed Annual Rates of
	Securities	Total Options	Exercise		Stock Price Appreciation for
	Underlying	Granted to	or Base		Option Term(3)
	Options	Employees in	Price	Expiration
Name	Granted(1)	Fiscal 2004	($/Sh)(2)	Date	5%	10%

Henry Linsert, Jr.	45,000	4.2%	$61.15	3/18/2014	$1,730,561	$4,385,581
Steve Dubin	40,000	3.7%	$61.15	3/18/2014	$1,538,276	$3,898,294
Jerome C. Keller	30,000	2.8%	$61.15	3/18/2014	$1,153,707	$2,923,721
Peter L. Buzy	30,000	2.8%	$61.15	3/18/2014	$1,153,707	$2,923,721
George P. Barker	30,000	2.8%	$61.15	3/18/2014	$1,153,707	$2,923,721

(1)	Upon grant, the vesting for these options was such that 20% became exercisable six months from the date of grant, and 20% would vest on the first, second, third and fourth anniversaries from the date of grant. On December 16, 2004, the Board of Directors of the Company approved a modification of all outstanding and unvested stock options whose exercise prices were greater than Martek’s closing price on that date of $49.71. This modification served to immediately vest all such stock options which included the unvested portion of the stock options noted above. With respect to other options held by the Company’s Named Executive Officers, the effect of this acceleration was also to accelerate the vesting of 14,400 unvested stock options held by Mr. Dubin and granted on October 13, 2003 at an exercise price of $51.92.

(2)	Options were granted at the closing price for the Company’s common stock as reported on the NASDAQ National Market on the date of the grant.

(3)	The dollar amounts set forth under these columns are the result of calculations of assumed annual rates of stock price increases from the respective dates of grant in fiscal 2004 to the respective dates of expiration of such options in 2014 of 5% and 10%. These assumptions are not intended to forecast future price appreciation of the Company’s stock price. The Company’s stock price may increase or decrease in value over the time period set forth above.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      Shown below is information with respect to the Named Executive Officers’ exercise of options to purchase the Company’s common stock during fiscal 2004 under the Company’s option plans and unexercised options held under the Company’s option plans as of October 31, 2004.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options
	Shares		Held at October 31, 2004(1)		at October 31, 2004(1)
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Henry Linsert, Jr.	545,000	$28,472,600	49,000	71,000	$956,800	$660,200
Steve Dubin	—	—	48,600	64,400	$713,060	$537,840
Jerome C. Keller	30,000	$1,531,434	247,000	48,000	$7,396,290	$452,860
Peter L. Buzy	—	—	183,000	48,000	$4,907,250	$452,860
George P. Barker	25,000	$851,720	117,000	48,000	$2,558,790	$452,860

(1)	Total value of unexercised options is based on the closing price of the Company’s common stock of $47.06 per share on October 31, 2004. See footnote (1) to the “Options Granted in Last Fiscal Year” table above with regards to the acceleration of the vesting of certain stock options after October 31, 2004. The information in this table does not reflect this acceleration.

DIRECTORS’ FEES

      Each director who is not an employee of the Company receives an annual retainer of $10,000 plus $500 and expenses per Board meeting. Committee members receive an annual retainer, which varies by committee, plus $500 per committee meeting. The annual retainer for committee members is as follows: Audit Committee Chairman — $4,000; Audit Committee members — $2,000; Compensation Committee Chairman — $2,000; Compensation Committee members — $1,000; Nominating and Corporate Governance Committee Chairman — $2,000; Nominating and Corporate Governance Committee members — $1,000. Each director is also eligible to receive options under the Company’s stock option plans. Currently, each eligible director receives options to purchase 15,000 shares of stock each year on the day of the Company’s Annual Meeting of Stockholders, provided he or she has served as a director of the Company for at least one year as of such Annual Meeting of Stockholders or otherwise has received Board approval for the grant. In addition, each newly elected director receives options to purchase 20,000 shares of the Company’s common stock upon joining the Board. During the year ended October 31, 2004, each non-employee director received options resulting from their service as a director to purchase 15,000 shares at $61.15 per share under the Company’s 2004 Stock Incentive Plan and Mr. James Beery, given his status as a newly elected director, received options to purchase 20,000 shares at $61.15 per share under the Company’s 2004 Stock Incentive Plan. All option grants to directors are granted at the closing price for the Company’s common stock as reported on the NASDAQ National Market on the date of grant. Directors may also be compensated for special assignments delegated by the Board, although no such compensation was provided in fiscal 2004.

EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Mr. Linsert in May of 1990. The agreement with Mr. Linsert provides for an annual salary of $120,000, which is subject to normal periodic review. In 2004, the Compensation Committee of the Board of Directors voted to increase Mr. Linsert’s base annual salary to $475,410. This agreement does not have a fixed term, but can be terminated with six months written notice by either Mr. Linsert or the Company. This agreement also prohibits Mr. Linsert from engaging in activities competitive with those of the Company during the period of Mr. Linsert’s employment and for one year after leaving the employ of the Company.

COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION IN FISCAL 2004 COMPENSATION DECISIONS

      No member of the Company’s Compensation Committee (consisting of Messrs. MacMaster and Mahar and Drs. Blake and Johnson) is a current or former officer or employee of the Company or any of its subsidiaries, and no director or executive officer is a director or executive officer of any other corporation that has a director or executive officer who is also a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF COMMON STOCK

      The following table sets forth certain information as of December 31, 2004 (unless otherwise specified) with respect to the beneficial ownership of the Company’s common stock of each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, each director and nominee, each Named Executive Officer (as defined above in Item 11, “Executive Compensation”) and all directors and executive officers as a group:

	Shares Beneficially Owned		Percentage
Name and Address of Beneficial Owners	(1)		of Class

Henry Linsert, Jr.	488,530	(2)	1.65%
Steve Dubin	101,000	(3)	*
Jerome C. Keller	275,000	(4)	*
Peter L. Buzy	207,000	(5)	*
George P. Barker	142,526	(6)	*
James R. Beery	20,500	(7)	*
Jules Blake, Ph.D	52,955	(8)	*
Robert J. Flanagan	352,591	(9)	1.19%
Ann L. Johnson, M.D	78,000	(10)	*
Gordon S. Macklin	225,783	(11)	*
Douglas J. MacMaster	100,189	(12)	*
John H. Mahar	88,500	(13)	*
Sandra Panem, Ph.D	257,156	(14)	*
Richard J. Radmer, Ph.D	125,800	(15)	*
Eugene H. Rotberg	136,350	(16)	*
All Executive Officers and Directors as a group (19 persons)	2,824,220	(17)	9.07%

*	Less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes shares of common stock to which the person has sole or shared voting or investment power with respect to the shares or shares of common stock which the person has the right to acquire as of March 1, 2005, 60 days after December 31, 2004, through the exercise of any stock option or other right. Shares of common stock subject to options or rights currently exercisable or exercisable as of March 1, 2005 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or right but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Includes currently exercisable options to purchase 85,000 shares.

(3)	Includes currently exercisable options to purchase 95,000 shares.

(4)	Includes currently exercisable options to purchase 275,000 shares.

(5)	Consists of currently exercisable options to purchase 207,000 shares.

(6)	Includes currently exercisable options to purchase 141,000 shares.

(7)	Includes currently exercisable options to purchase 20,000 shares.

(8)	Includes currently exercisable options to purchase 50,000 shares.

(9)	Includes 307,268 shares owned by CNF Investments, LLC of which Mr. Flanagan is a manager and member, and 5,000 shares owned by The Flanagan Family Foundation, of which Mr. Flanagan is a general partner. Mr. Flanagan currently holds exercisable options to purchase 40,323 shares.

(10)	Consists of currently exercisable options to purchase 75,000 shares.

(11)	Includes 31,143 shares owned by The Macklin Family Limited Partnership I, 30,000 shares owned by The Macklin Family Limited Partnership — MD, 20,000 shares owned by Mr. Macklin’s wife and currently exercisable options to purchase 95,000 shares.

(12)	Includes currently exercisable options to purchase 85,000 shares.

(13)	Consists of currently exercisable options to purchase 88,500 shares.

(14)	Includes 141,917 shares owned by Cross Atlantic Partners, of which Dr. Panem is a partner. Dr. Panem currently holds exercisable options to purchase 93,400 shares.

(15)	Includes 45,800 shares owned by the Radmer Family L.P., and currently exercisable options to purchase 65,000 shares.

(16)	Includes 7,300 shares owned by the Rotberg/ Comens/ Booth Foundation and 7,300 shares owned by the Rotberg/ Comens/ Bray Foundation, of which Mr. Rotberg shares voting and dispositive powers with members of his family. Also includes currently exercisable options to purchase 80,000 shares.

(17)	Includes currently exercisable options to purchase 1,642,223 shares.

EQUITY COMPENSATION PLAN INFORMATION

      The table below sets forth the following information as of the end of the Company’s 2004 fiscal year for all compensation plans previously approved by the Company’s shareholders and all compensation plans not previously approved by the Company’s shareholders:

(a)	the number of securities to be issued upon the exercise of outstanding options;

(b)	the weighted-average exercise price of such outstanding options; and

(c)	other than securities to be issued upon the exercise of such outstanding options, the number of securities remaining available for future issuance under the plan.

				Number of Securities
				Remaining Available
	(a)			for Future Issuance
	Number of Securities		(b)	Under Equity
	to be Issued upon		Weighted-Average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options		Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by shareholders	2,473,269		$40.73	219,171
Equity compensation plans not approved by shareholders	1,515,830	*	$23.24	166,105

Total	3,989,099		$33.94	385,276

*	Excludes 10,424 shares of Martek common stock reserved for issuance upon exercise of options assumed in connection with the acquisition of OmegaTech on April 25, 2002. The weighted average exercise price of these shares is $13.71.

      The equity compensation plans approved by the Company shareholders are the 2002 Stock Incentive Plan and the 2004 Stock Incentive Plan. The equity compensation plans not approved by the Company’s shareholders include the Company’s 1986 Stock Option Plan, as amended and restated in 1992, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan, the 2001 Stock Option Plan, and the 2003 New Employee Stock Option Plan. Options to purchase common stock under the Company’s stock option plans, including the plans not approved by shareholders, are granted at prices as determined by the Compensation

Committee of the Board of Directors, but shall not be less than the fair market value of the Company’s common stock on the date of grant. The Company does not intend to issue the 159,430 options available under the Company’s 1986 Stock Option Plan, as amended and restated in 1992, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan and the 2001 Stock Option Plan. With the exception of the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, which only consists of non-qualified options, the options may be incentive stock options or non qualified stock options and generally vest over a period of up to five years. The Compensation Committee determines the vesting schedule and expiration date (up to a maximum of ten years from the date of grant) for each individual grant of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Clark Construction Group (“Clark Construction”) has the overall construction and project management role related to the expansion of the Company’s production facilities in Kingstree, SC. Clark Construction is a wholly-owned subsidiary of Clark Enterprises, Inc., of which Mr. Robert Flanagan, a Director of the Company, is Executive Vice President. Mr. Flanagan is also a director of Clark Construction. In return for Clark Construction’s services, the Company is reimbursing Clark Construction’s direct costs, currently estimated at approximately $3.0 million, and is paying a services fee currently estimated at approximately $3.0 million. During fiscal 2004, the Company paid Clark Construction $4.7 million in connection with its construction and project management services. To date, the Company has paid Clark Construction approximately $5.4 million for such services. The Nominating and Corporate Governance Committee met on August 15, 2003, without Mr. Flanagan taking part in the discussions, and voted to recommend approval of the Clark Construction contract to the full Board provided that the Nominating and Corporate Governance Committee receive opinions from independent consultants that the proposal was fair and reasonable to the Company and the compensation structure was consistent with structures for comparable projects managed by Clark Construction. After receipt and review of the information requested by the Nominating and Corporate Governance Committee, the full Board approved the Clark Construction contract, with Mr. Flanagan abstaining.

      Mr. James Flatt, Senior Vice President, Research and Development, of the Company, and Mr. Robert Flanagan, a Director of the Company, are former security holders of OmegaTech, Inc. (“OmegaTech”). Mr. Flanagan is also a manager and member of CNF Investments, LLC, which was also a security holder in OmegaTech. On October 18, 2004, the Company filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. If the milestone were to be deemed to have been met, Mr. Flatt, Mr. Flanagan and CNF Investments, LLC would receive a portion of the milestone shares based on their pro rata interest in OmegaTech immediately prior to Martek’s acquisition of OmegaTech. See Item 3 of Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2004, “Legal Proceedings.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following is a summary of the fees billed to Martek by Ernst & Young LLP for professional services rendered for the fiscal years ended October 31, 2004 and 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees

Audit Fees	$326,246	$277,056
Audit-Related Fees	12,580	35,000
Tax Fees	93,495	83,215
All Other Fees	—	—

Total Fees	$432,321	$395,271

      Audit Fees Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports and services provided by Ernst & Young LLP in connection with registration statements.

      Audit-Related Fees Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Martek’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations related to the Sarbanes-Oxley Act, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

      Tax Fees Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance related to state tax incentives.

      All Other Fees. There were no fees billed for professional services in fiscal 2004 and 2003 that are not included in one of the above categories.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the March meeting of the Audit Committee, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee at its March Audit Committee meeting. For non-audit services, the Company’s senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. The Company’s senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process. The Audit Committee may delegate pre-approval authority to its Chairman. The Chairman must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (c) Exhibits

10.48	Continuing Guaranty of Martek Biosciences Corporation pursuant to Master Equipment Lease, dated October 29, 2004, between Martek Biosciences Kingstree Corporation and M&T Credit Services, LLC. Filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a). Filed herewith.
99.01	Cautionary Statements for Purposes of the ‘Safe Harbor‘ Provisions of the Private Securities Litigation Reform Act of 1995. Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 20, 2005.

MARTEK BIOSCIENCES CORPORATION

By	/s/ Henry Linsert, Jr.

Henry Linsert, Jr.
Chief Executive Officer and Director