Form 10-Q
period 2005-01-31
MARTEK BIOSCIENCES CORP
filed 2005-03-14
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

Common stock, par value $.10 per share: 31,410,210 shares outstanding as of March 8, 2005.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q

For The Quarterly Period Ended January 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2005	2004
In thousands, except share and per share data	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,530	$29,445
Short-term investments and marketable securities	39,017	13,205
Accounts receivable, net	48,022	37,292
Inventories, net	37,439	30,379
Other current assets	8,560	6,793

Total current assets	161,568	117,114

Property, plant and equipment, net	270,154	255,430
Deferred tax asset	45,594	49,378
Goodwill	48,232	48,175
Other intangible assets, net	29,458	29,994
Other long-term assets, net	1,401	1,307

Total assets	$556,407	$501,398

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$25,743	$28,902
Accrued liabilities	15,736	13,040
Current portion of notes payable and other long-term obligations	2,942	4,946
Current portion of unearned revenue	1,607	2,031

Total current liabilities	46,028	48,919

Long-term debt under revolving credit facility	55,000	85,000
Notes payable and other long-term obligations	10,055	12,175
Long-term portion of unearned revenue	9,033	9,140

Total liabilities	120,116	155,234

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 31,295,309 and 29,491,127 shares issued and outstanding, respectively	3,130	2,949
Additional paid-in capital	490,865	407,667
Accumulated other comprehensive (loss) income	(256)	68
Accumulated deficit	(57,448)	(64,520)

Total stockholders’ equity	436,291	346,164

Total liabilities and stockholders’ equity	$556,407	$501,398

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
Unaudited - In thousands, except share and per share data	2005	2004
Revenues

Product sales	$63,111	$32,231
Contract manufacturing sales	3,378	3,344

Total revenues	66,489	35,575

Costs and expenses
Cost of product sales	36,102	19,525
Cost of contract manufacturing sales	2,804	2,709
Research and development	4,816	4,027
Selling, general and administrative	8,145	5,797
Other operating expenses	3,485	450

Total costs and expenses	55,352	32,508

Income from operations	11,137	3,067

Other income, net
Interest and other income	180	284
Interest expense	(180)	—

Total other income, net	—	284

Income before income taxes	11,137	3,351
Provision for income taxes	4,065	—

Net income	$7,072	$3,351

Net income per share
Basic	$0.24	$0.12
Diluted	$0.23	$0.11

Weighted average common shares outstanding
Basic	29,614,831	28,330,649
Diluted	30,577,066	30,898,912

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at October 31, 2004	29,491,127	$2,949	$407,667	$68	$(64,520)	$346,164
Issuance of common stock, net of issuance costs	1,756,614	176	81,287	—	—	81,463
Exercise of stock options	47,568	5	1,622	—	—	1,627
Amortization of deferred compensation	—	—	8	—	—	8
Tax benefit of exercise of non-qualified stock options	—	—	281	—	—	281
Net income	—	—	—	—	7,072	7,072
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax benefit of $154	—	—	—	(324)	—	(324)

Comprehensive income						6,748

Balance at January 31, 2005	31,295,309	$3,130	$490,865	$(256)	$(57,448)	$436,291

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited - In thousands	2005	2004
Operating activities

Net income	$7,072	$3,351
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,756	1,725
Provision for inventory obsolescence	650	(216)
Deferred tax provision	4,065	—
Loss on disposal of assets and other	288	—
Changes in operating assets and liabilities:
Accounts receivable	(10,730)	(3,531)
Inventories	(7,710)	(3,689)
Other assets	(1,707)	481
Accounts payable	1,141	(3,769)
Accrued liabilities	2,218	(1,685)
Unearned revenue and other liabilities	(516)	(408)

Net cash used in operating activities	(1,473)	(7,741)

Investing activities

(Purchase) sale of short-term investments and marketable securities, net	(25,812)	40,936
Expenditures for property, plant and equipment	(26,316)	(55,991)
Proceeds from sale/leaseback transaction	4,128	—
Capitalization of intangible and other assets	(394)	(1,874)

Net cash used in investing activities	(48,394)	(16,929)

Financing activities

Repayments of notes payable and other long-term obligations	(4,138)	(2,315)
(Repayments) borrowings under revolving credit facility	(30,000)	20,000
Proceeds from the exercise of stock options	1,627	15,533
Proceeds from the issuance of common stock, net of issuance costs	81,463	—

Net cash provided by financing activities	48,952	33,218

Net (decrease) increase in cash and cash equivalents	(915)	8,548
Cash and cash equivalents, beginning of period	29,445	29,924

Cash and cash equivalents, end of period	$28,530	$38,472

Supplemental cash flow disclosures:
Interest paid	$1,071	$144
Income taxes paid	$—	$30

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2004.

Consolidation The consolidated financial statements include the accounts of Martek Biosciences Corporation and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation (“Martek Boulder”) and Martek Biosciences Kingstree Corporation (“Martek Kingstree”), after elimination of all significant intercompany balances and transactions.

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

Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $600,000 and $80,000 in the three months ended January 31, 2005 and 2004, respectively, and is included in product sales revenue in the consolidated statements of income.

Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

Foreign Currency Transactions Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of arachidonic acid (“ARA”) from DSM Food Specialties’ (“DSM”) Capua, Italy plant, which are denominated in euros.

The Company has entered into foreign currency forward contracts with outstanding notional values aggregating approximately 13.8 million euros at January 31, 2005 to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 90 days.

Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity, in addition to third-party costs for contracted work as well as ongoing clinical trials costs.

Other Operating Expenses Other operating expenses relate primarily to production start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations, costs incurred in connection with qualification of certain third-party manufacturers, and amounts related to the Winchester wastewater treatment matter. All such costs are expensed as incurred.

Deferred Income Taxes Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.

Income tax expense includes U.S. federal, state and local income taxes and is based on pre-tax income. The interim period provision for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

During the fourth quarter of fiscal 2004, the Company reversed approximately $51 million of its deferred tax asset valuation allowance, having determined that it is more likely than not that this portion of the deferred tax asset will be realized. As a result, income tax expense has been recorded based on pre-tax income for the quarter. The effective income tax rate for the quarter ended January 31, 2005 is 36.5%. There was no provision for income taxes in the quarter ended January 31, 2004.

Net Income Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options and warrants using the treasury stock method.

Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income in the Consolidated Statement of Stockholders’ Equity. Comprehensive income, net of related tax, was $6.7 million for the quarter ended January 31, 2005. Comprehensive income for the quarter ended January 31, 2005 includes unrealized losses on exchange rate forward contracts of $324,000. Comprehensive income in the quarter ended January 31, 2004 equals net income for the period.

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

Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at January 31, 2005 and October 31, 2004.

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

Property, Plant and Equipment Property, plant and equipment, including leasehold improvements, are stated at cost and depreciated or amortized when placed into service using the straight-line method, based on useful lives as follows:

Asset Description	Useful Life (years)

Building	15 – 30
Fermentation equipment	10 – 20
Oil processing equipment	10 – 20
Other machinery and equipment	5 – 10
Furniture and fixtures	5 – 7
Computer hardware and software	3 – 7

Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, including renewals when probable. Costs for capital assets not yet placed into service, including those related to expansion of the Company’s Kingstree, South Carolina fermentation facility, have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets The Company recorded goodwill and purchased intangible assets in its acquisition of OmegaTech, Inc. (“OmegaTech”) in April 2002 and goodwill in its acquisition of FermPro Manufacturing, LP (“FermPro”) in September 2003. The goodwill acquired in the OmegaTech and FermPro acquisitions is subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and, accordingly, is not being amortized. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets and patents are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.

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

The Company has elected to continue accounting for its employee stock-based compensation in accordance with the provisions of APB 25, and to present the pro forma disclosures required by SFAS 123, as amended by SFAS 148. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value-based method in accordance with SFAS 123. The Company has adopted the disclosures outlined in SFAS 123, as amended by SFAS 148. See “Recently Issued Accounting Pronouncements” for discussion of new accounting rules to be implemented related to stock options.

In December 2004 and January 2005, the Company modified the terms of all outstanding and unvested stock options whose exercises prices were greater than Martek’s closing stock price on the modification dates. The modifications served to immediately vest approximately 1.1 million unvested stock options. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended January 31,
	2005	2004
Net income, as reported	$7,072	$3,351
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(35,794)	(2,888)

Pro forma net income (loss)	$(28,722)	$463

Net income (loss) per share:
Basic – as reported	$0.24	$0.12

Basic – pro forma	$(0.97)	$0.02

Diluted – as reported	$0.23	$0.11

Diluted – pro forma	$(0.97)	$0.01

The effect of applying SFAS 123 on pro forma net income and per share calculations for the three months ended January 31, 2005, as stated above, is not representative of the effect on reported net income and net income per share for future periods due to such things as the vesting period of the stock options, the issuance of additional stock options in future periods and the potential granting of alternative forms of equity-based compensation.

The weighted average fair market values of the options at the date of grant for options granted during the three months ended January 31, 2005 and 2004 were $25.75 and $43.56, respectively. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Three months ended January 31,
	2005	2004
Expected volatility	69.0%	69.8%
Risk-free interest rate	3.6%	3.7%
Expected average life of options	5 years	7 years
Expected dividend yield	0%	0%

Reclassification Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. In December 2004 and January 2005, the Company modified the terms of all outstanding and unvested stock options whose exercises prices were greater than Martek’s closing stock price on the modification dates.

The modifications served to immediately vest approximately 1.1 million unvested stock options. Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized as these unvested stock options had no intrinsic value. The acceleration, however, will enable the Company to avoid recording approximately $28 million of future compensation expense that would have been required to be recognized under SFAS 123R. The Company currently expects to adopt SFAS 123R in the quarter ended October 31, 2005, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. After giving effect to this acceleration of vesting and based upon the Company’s projection of unvested stock options at the implementation date, the Company expects the adoption to result in the recognition of additional compensation expense of approximately $1.2 million to $1.7 million in the fourth quarter of fiscal 2005.

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

2. DSM SUPPLY AND LICENSE AGREEMENT

In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (“ARA”), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the sale to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which will be paid by the Company on November 2, 2005. The license fee is being amortized over the 15-year term of the agreement using the straight-line method and the remaining obligation as of January 31, 2005 is recorded as a current obligation in the consolidated balance sheet. This agreement also provides for the guarantee by Martek of DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as Martek purchases ARA from DSM in the future. As of January 31, 2005, the value of the Company’s current guarantee to DSM related to DSM’s phase one expansion is approximately $2.4 million. In addition, the Company is in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both of its facilities, including the Company’s guarantee of such expansion costs, with such guarantee expected to approximate $40 million.

3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

The Company’s available-for-sale securities consist of federally-sponsored debt securities and taxable municipal auction rate securities, and totaled $39.0 million and $13.2 million as of January 31, 2005 and October 31, 2004, respectively. There were no unrealized holding gains or losses on these available-for-sale securities as of January 31, 2005 and October 31, 2004. There were no realized gains or losses during the three months ended January 31, 2005 and January 31, 2004. At January 31, 2005 and October 31, 2004, the estimated fair value of these securities approximated cost.

4. INVENTORIES

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2005	2004
Finished goods	$13,054	$10,827
Work in process	22,524	18,171
Raw materials	3,511	2,381

Total inventory	39,089	31,379
Less: inventory reserve	(1,650)	(1,000)

Inventories, net	$37,439	$30,379

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2005	2004
Land	$712	$712
Building and improvements	40,959	29,421
Machinery and equipment	170,422	133,886
Furniture and fixtures	2,871	2,772
Computer hardware and software	7,049	5,173
Construction in progress	71,866	104,053

Property, plant and equipment	293,879	276,017
Less: accumulated depreciation and amortization	(23,725)	(20,587)

Property, plant and equipment, net	$270,154	$255,430

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following (in thousands):

	January 31, 2005			October 31, 2004
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,038	$(318)	$1,720	$2,023	$(284)	$1,739
Patents	8,380	(1,319)	7,061	8,409	(1,226)	7,183
Core technology	1,708	(256)	1,452	1,708	(228)	1,480
Current products	10,676	(1,983)	8,693	10,676	(1,805)	8,871
Licenses	11,091	(559)	10,532	11,091	(370)	10,721
Goodwill	48,232	—	48,232	48,175	—	48,175

	$82,125	$(4,435)	$77,690	$82,082	$(3,913)	$78,169

7. NOTES PAYABLE AND LONG-TERM DEBT

In May 2004, the Company entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 4.4% for the three months ended January 31, 2005 and is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. As of January 31, 2005, the Company is in compliance with all of these debt covenants and has outstanding borrowings of $55 million under the revolving credit facility. All borrowings are due at maturity.

In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro in September 2003, the Company assumed a $10 million secured note. The note was amended in January 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. The note has a stated interest rate of 5% and principal is amortized over a 20-year period with the balance due at maturity. Also as part of the FermPro acquisition, the Company assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

During the three months ended January 31, 2005 and 2004, the Company incurred interest on borrowings of approximately $1.1 million and $200,000, respectively, and recorded amortization of related debt fees of approximately $100,000 in the first quarter of fiscal 2005. The majority of the interest incurred and debt fee amortization recorded was capitalized as part of the cost of the Company’s construction at the Kingstree, South Carolina and Winchester, Kentucky manufacturing facilities.

The carrying amounts of notes payable and the line of credit at January 31, 2005 and October 31, 2004 approximate their fair values.

8. COMMITMENTS AND CONTINGENCIES

Leases In October 2004, the Company entered an operating lease for equipment at its Kingstree facility as part of a sale/leaseback transaction. The equipment subject to lease was sold at its cost basis and fair value of $10.8 million and simultaneously leased back to the Company. The lease expires in October 2009 and contains the same restrictions as the Company’s revolving credit facility. In December 2004, the Company entered an operating lease for equipment at its Kingstree facility subject to the same terms and expiration as the October 2004 transaction. This second sale/leaseback transaction involved the sale of equipment with a cost basis and fair value of $4.1 million. The Company is contingently liable for a residual value guarantee of approximately $2.3 million under these agreements. The relative fair value associated with these guarantees is not material.

Purchase Commitments The Company has entered into an agreement to purchase a minimum quantity of certain material used in the production of Martek’s food docosahexaenoic acid (“DHA”) product from a third-party manufacturer. The commitment expires on June 30, 2006. As of January 31, 2005, the Company’s remaining obligation was approximately $3.8 million.

The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2007. As of January 31, 2005, the Company’s remaining obligation was approximately $15.3 million.

Kentucky Wastewater Matter On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. The Company continues to have active discussions relating to the cause of and determination of responsibility for the property damage with the City of Winchester, the Winchester Municipal Utilities Commission (“WMU”) and WMU’s insurer. The Company learned in March 2004 that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, had asked questions of current and former employees relating to the explosion at the wastewater treatment plant. Current and former employees have testified before a federal grand jury that is investigating the matter. As of January 31, 2005, the Company has recorded a liability totaling approximately $1.0 million as an estimate of certain future costs that might be incurred as a result of this incident. While the Company cannot be certain of the outcome, the Company believes that the outcome will not have a material adverse impact on its financial condition or results of operations.

OmegaTech Contingent Purchase Price In connection with the Company’s purchase of OmegaTech, the purchase agreement provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones were met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use of the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill. As of January 31, 2005, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to any remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.

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

9. STOCKHOLDERS’ EQUITY

In January 2005, the Company completed an underwritten public offering of 1,756,614 shares of common stock at price of $49.10 per share pursuant to a shelf registration statement. Net proceeds to the Company, after deducting an underwriting discount and offering expenses, amounted to approximately $81.5 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes.

10. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2005	2004
Net income	$7,072	$3,351

Weighted average shares outstanding, basic	29,615	28,331
Effect of dilutive potential common shares:
Employee stock options	944	2,524
Warrants	18	44

Total dilutive potential common shares	962	2,568

Weighted average shares outstanding, diluted	30,577	30,899

Net income per share, basic	$0.24	$0.12

Net income per share, diluted	$0.23	$0.11

Employee stock options to purchase approximately 1.4 million and 100,000 shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2005 and 2004, respectively, because the effects would have been antidilutive.

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

All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in Exhibit 99.01 to this report incorporated by reference into this Form 10-Q , and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

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

For the quarter ended January 31, 2005, we generated approximately $7.1 million in net income on revenues of $66.5 million. Although we anticipate significant continued growth in sales of our nutritional oils, and we have achieved operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The extent and timing of future oils-related revenues are largely dependent upon the following factors:

•	the ability by us and our third-party manufacturers to produce adequate levels of our nutritional oils on a continuous basis;

•	the timing of the completion of construction at our Kingstree facility and related expanded production capabilities;

•	the timing and extent of production and production expansion by DSM at its facilities;

•	the timing of infant formula market introductions by our licensees;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the timing and extent of acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;

•	the acceptance of these products by consumers and demand by our customers;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.

As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

OVERVIEW

As of January 31, 2005, we are nearing completion of our extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils. We have spent approximately $176 million on the expansion since the inception of the project and expect the total cost of the expansion to be approximately $185 million when complete. Certain components of the initial phase of the expansion, including the first fermentation area with four new fermentors, commenced commercial operation in late 2004. The second phase of the expansion, which includes four additional fermentors, is complete with respect to construction and commercial operation is expected to commence by the end of the second quarter of fiscal 2005. With this expansion, the expected commencement of downstream ARA processing capacity from a third-party provider and a phase-in of the DSM expansion, Martek expects to achieve production capacity equivalent to approximately $500 million in annualized sales at some point in the second half of fiscal 2005.

In February 2005, we announced that we had entered into a DHA license and supply agreement with a major consumer food products company. The agreement has a 15-year term and provides that the food company will develop foods containing Martek DHA™ and must purchase, subject to certain exceptions, almost all of its DHA needs from us for products in the United States and other designated territories. There are no minimum purchase requirements or other financial commitments to us. The agreement is non-exclusive, although we have agreed that we will not allow other companies to commence retail sales in North America of products limited to ready-to-eat cereal and cereal bars containing Martek DHA™ before July 1, 2007, so long as the food company launches its own products containing Martek DHA™ by an earlier specified date. While subject to final product selection, food formulation and consumer testing, the food company intends for the initial product launch to take place in mid-2006. In products containing Martek DHA™, the food company must display the Martek DHA™ logo on all product packages, print advertisements and certain other promotional materials. Additional information regarding this agreement can be found in our Form 8-K filed on February 4, 2005, the contents of which are incorporated by reference in this report.

In January 2005, we offered and sold 1,756,614 shares of our common stock under our effective shelf registration statement in an underwritten public offering. We received net proceeds of approximately $81.5 million from the offering after deducting an underwriting discount and offering expenses. Of these proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes.

In January 2005, the U.S. Department of Health and Human Services and U.S. Department of Agriculture released updated Dietary Guidelines mentioning for the first time DHA, an omega-3 fatty acid. The 2005 Dietary Guidelines recognize that “limited evidence suggests an association between consumption of fatty acids in fish and reduced risks of mortality from cardiovascular disease for the general population.” In addition, the 2005 Dietary Guidelines recognize that there are other sources of DHA and eicosapentaenoic acid (“EPA”) that may provide similar cardiovascular benefits, but state that “more research is needed.”

MANAGEMENT OUTLOOK

We believe that the outlook for future revenue growth remains positive, although quarterly results may show fluctuations, particularly if we experience unforeseen variances in production or continue to experience inconsistent supply from our third-party manufacturers. Specifically, we believe that during the second half of fiscal 2005, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets and term infant formulas containing our oils will also be introduced in additional countries. To date, twelve of our infant formula licensees are selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being sold in the United States and we expect these sales to increase during the remainder of fiscal 2005.

In the quarter ended January 31, 2005, approximately 93% of our product sales revenues related to the sales of our oils for use in infant formula and recently introduced toddler products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years, these sales will expand and represent a much larger potential market than infant formula.

We have an aggressive growth plan that includes substantial additional investments in our manufacturing facilities. To accommodate our growth plan, we will need to continue to improve our operational and financial information systems and controls, expand our management team, continue to attract and retain new employees, accurately anticipate demand for our products and effectively bring on line and integrate new production capacity. In addition, we will rely on third-party manufacturers to effectively bring on line and integrate new production capacity. All of these factors present numerous challenges and could result in unanticipated costs and delays in product manufacture and product revenue.

PRODUCTION

We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. We are nearing completion of our extensive expansion in Kingstree for the fermentation and processing of our nutritional oils. Phase one of this expansion, which included four new fermentors, commenced commercial operation in late 2004 and phase two, which includes four additional fermentors, is complete with respect to construction and commercial operation is expected to commence by the end of the second quarter of fiscal 2005.

Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM is currently expanding its ARA production capabilities at both facilities. We are now receiving approximately 40% of our ARA from DSM’s Belvidere facility with that percentage expected to grow to approximately 60% to 65% as DSM completes its current expansion at Belvidere, in phases, over the next 9 to 12 months. As part of the April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of January 31, 2005, the value of our current guarantee to DSM, which is related to DSM’s phase one expansion, is approximately $2.4 million. In addition, we are in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both facilities, including our guarantee of such expansion costs, with such guarantee expected to approximate $40 million. Because DSM is a third-party manufacturer, we do not have full control over the timing and extent of its Capua and Belvidere production volumes.

We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of a new supply agreement entered into with DSM in April 2004. In connection with the new agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through another third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have begun the internal fermentation of ARA at both our Kingstree and Winchester facilities and anticipate having the resulting ARA oil available for sale by the end of the second quarter of fiscal 2005. In addition, to further reduce our ARA production risk, we have directly engaged and recently added a new U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with existing ARA extraction capabilities at Winchester and our planned ARA extraction capabilities at Kingstree, the addition of a new third-party facility will give us multiple U.S. sites for the downstream processing of ARA.

Since fiscal 2003, the demand for our nutritional oils for use in infant formula products has exceeded production capacity. These shortfalls resulted from an acceleration of such demand over what our customers had projected, coupled with a shortage or inconsistent supply of ARA from DSM that began in the first quarter of fiscal 2004. As customer demand has increased, we have requested that our customers provide us with longer lead-times in order to fill their orders. Even with the longer lead-times and increased production each quarter, since fiscal 2003, we have limited the orders we accept for our nutritional oils. When combining our current and projected DHA production capabilities in Winchester and Kingstree with DSM’s current and projected ARA production capabilities in Italy and the U.S., we had total production capacity equivalent to between $280 and $300 million in annualized sales of our nutritional oils at January 31, 2005. Capacity is expected to increase throughout the remainder of fiscal 2005 and we expect to achieve production capacity equivalent to approximately $500 million in annualized sales of our nutritional oils at some point in the second half of fiscal 2005 based on current prices. We also believe that production optimization efforts will continue at our plants for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs. With our pending increase to $500 million of production capacity, our production capabilities are expected to significantly exceed current demand. As such, during the third quarter of fiscal 2005, we expect that we will no longer have to limit the orders we accept from customers.

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

We have several other contractual agreements with third-party manufacturers to assist in the production of our nutritional oils. We have an agreement for the production of DHA-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of January 31, 2005, our remaining obligation was approximately $3.8 million. We also have an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. This commitment expires on December 31, 2007. As of January 31, 2005, our remaining obligation under this commitment was approximately $15.3 million.

The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a continuous basis and at a commercially acceptable cost. If the production expansion plans of Martek or DSM do not proceed as anticipated or if market demand subsides due to our inability to meet demand for our products, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement our process of making our oils.

CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2004.

RESULTS OF OPERATIONS

Revenues
The following table presents revenues by category (in thousands):

	Three months ended January 31,
	2005	2004

Product sales	$63,111	$32,231
Contract manufacturing sales	3,378	3,344

Total revenues	$66,489	$35,575

Product sales increased by $30.9 million or 96% in the quarter ended January 31, 2005 as compared to the quarter ended January 31, 2004, primarily due to a continued increase in sales of our oils to both existing and new infant formula licensees. Substantially all of our product sales in the three months ended January 31, 2005 and 2004 relate to the sale of our oils for use in infant formulas. Included in product sales in the three months ended January 31, 2005 were $2.3 million in sales of DHA oil for the pregnancy and nursing market, such sales having begun during the fourth quarter of fiscal 2004. Approximately 44% of our sales in the quarter ended January 31, 2005 was generated by sales to Mead Johnson Nutritionals, 17% was generated by sales to Abbott Laboratories, 17% was generated by sales to Nestle and 13% was generated by sales to Wyeth. Collectively, these four companies are currently manufacturing term infant formulas supplemented with our oils for sale in the U.S., and in over 30 countries around the world. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately two-thirds of our sales to infant formula licensees for the three months ended January 31, 2005 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of January 31, 2005, formula supplemented with our oils had penetrated approximately 75% of the U.S. infant formula market.

We anticipate that annual product sales will continue to grow as our licensees expand in countries where our products are currently sold and as our licensees introduce infant formulas and other products containing our oils in additional countries. We also anticipate, however, that product sales and total revenues in the second quarter of fiscal 2005 will decline from the levels achieved in the first quarter of fiscal 2005. Our future sales growth is dependent to a significant degree upon the following factors: (i) our ability to complete the expansion of our production capabilities in Kingstree, (ii) the ability of DSM to complete the expansion of its production of ARA at its Belvidere, New Jersey and Capua, Italy

facilities, (iii) our ability to secure sufficient ARA extraction capacity at third-party facilities, (iv) our ability to maintain a consistent flow of production, both internally and from DSM, from month to month, and (v) the launches of products by our customers in new markets.

Contract manufacturing sales revenues, totaling approximately $3.4 million and $3.3 million in the three months ended January 31, 2005 and 2004, respectively, relate to fermentation work performed for various third parties at the Kingstree, South Carolina facility. Current plans are that contract manufacturing sales will be mostly phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

As a result of the above, total revenues increased by $30.9 million or 87% in the quarter ended January 31, 2005 as compared to the quarter ended January 31, 2004.

Cost and Expenses
The following table presents our operating costs and expenses (in thousands):

	Three months ended January 31,
	2005	2004

Cost of revenue:
Cost of product sales	$36,102	$19,525
Cost of contract manufacturing sales	2,804	2,709
Operating expenses:
Research and development	4,816	4,027
Selling, general and administrative	8,145	5,797
Other operating expenses	3,485	450

Total costs and expenses	$55,352	$32,508

Cost of Product Sales Cost of product sales decreased as a percentage of product sales to 57% in the quarter ended January 31, 2005 from 61% in the quarter ended January 31, 2004. The decrease was due in part to a decrease in our overall cost of ARA from DSM (a decrease of approximately 2% in cost of product sales as a percentage of product sales) resulting from DSM’s increased U.S. production of ARA at its Belvidere facility. The gross margin improvements were also partially due to the benefits of certain DHA production improvements recently implemented (a decrease of approximately 2% in cost of product sales as a percentage of product sales). We expect our gross profit margins to further improve in the second half of fiscal 2005 due to the benefits of the newly implemented DHA production improvements coupled with further expansion by DSM of its U.S. ARA manufacturing capabilities and a gradual decrease in air freight.

Cost of Contract Manufacturing Sales Cost of contract manufacturing sales, totaling $2.8 million and $2.7 million for the quarters ended January 31, 2005 and 2004, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales. Current plans are that contract manufacturing sales will be mostly phased out over the next few years to allow for increased fermentation capacity for our DHA and ARA production.

Research and Development Research and development expenses, primarily development, increased by $800,000 or 20% in the quarter ended January 31, 2005 as compared to the quarter ended January 31, 2004. The increase was primarily the result of additional resources directed toward our internal ARA production and our continuing efforts to lower our DHA production costs by increasing fermentation production yields and developing new downstream processing techniques. In addition, costs were incurred in connection with new clinical studies regarding the potential benefits of DHA as well as other research in connection with the development of plant-based DHA under a collaboration agreement with SemBioSys.

Selling, General and Administrative Our selling, general and administrative costs increased by $2.3 million or 41% in the quarter ended January 31, 2005 as compared to the quarter ended January 31, 2004. The increase was primarily due to additional personnel costs ($900,000), legal costs ($500,000) and insurance costs ($400,000) required to accelerate and manage our overall growth. Specifically, we have increased staffing in our business development, food and beverage sales and marketing and finance departments.

Other Operating Expenses We incurred other operating expenses of $3.5 million and $500,000 in the three months ended January 31, 2005 and 2004, respectively. During fiscal 2005, we began large-scale production trials with certain fermentors and extraction facilities at both Kingstree and Winchester for the production of ARA. These large-scale trials commenced after completion of the ARA technology transfer from DSM to Martek in late fiscal 2004 and generated start-up costs of approximately $2.0 million in the current quarter. Other operating expenses in the current quarter also included costs associated with the expansion at our Kingstree facility and start-up costs related to new extraction technology used in the production of Martek’s food DHA product.

Other Income, Net
Our other income, net, decreased by $300,000 in the three months ended January 31, 2005 as compared to the three months ended January 31, 2004, due primarily to the recognition of interest expense in the current period. In the prior period, all interest costs were capitalized.

Provision for Income Taxes
The provision for income taxes totaled $4.1 million in the three months ended January 31, 2005 and has been recorded based upon our estimated effective tax rate for fiscal 2005. Based on our positive historical earnings trend and projected operating results, during the fourth quarter of fiscal 2004, we reversed approximately $51 million of our deferred tax asset valuation allowance, having determined that it is more likely than not that this portion of the deferred tax asset will be realized. As a result, income tax expense has been recorded based on pre-tax income for the quarter despite the fact that we continue to have significant net operating loss carryforwards which will mitigate much of our cash tax expenditures during fiscal 2005.

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

Net Income
As a result of the foregoing, net income was $7.1 million in the three months ended January 31, 2005 as compared to net income of $3.4 million in the three months ended January 31, 2004.

RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS

In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. We currently expect to adopt SFAS 123R in the quarter ended October 31, 2005, using the modified prospective method, although we continue to review our options for adoption under this new pronouncement. After giving effect to the accelerated vesting of certain stock options in December 2004 and January 2005 and based upon our projection of unvested stock options at the implementation date, we expect the adoption to result in the recognition of additional compensation expense of approximately $1.2 million to $1.7 million in the fourth quarter of fiscal 2005.

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

At January 31, 2005, our primary source of liquidity was our cash, cash equivalents and short-term investments totaling $67.5 million as well as the available portion of our revolving credit facility of $45.0 million. Cash, cash equivalents and short-term investments increased $24.9 million from October 31, 2004. This increase was primarily generated by the proceeds from the issuance of common stock under our shelf registration statement of $81.5 million, partially offset by the repayment of borrowings under our revolving credit facility of $30 million and capital expenditures of $26.3 million, the majority of which related to the expansion of the Kingstree facility to increase output of our nutritional oils.

The expansion of our production facility in Kingstree, South Carolina and, to a lesser degree, production improvements at our facility in Winchester, Kentucky, have and will continue to have a material effect upon our liquidity and capital resources in fiscal 2005. We expect to invest at least $40 million in the next twelve months in plant and equipment expenditures to complete the expansion and production improvements as well as for other company-wide capital needs. Throughout the construction period, all interest incurred on borrowings will be capitalized to the extent that the borrowings are used to cover the balance of projects under construction. In the three months ended January 31, 2005, we incurred interest on borrowings of approximately $1.1 million and recorded amortization of related debt fees of approximately $100,000, of which approximately $1.0 million was capitalized.

Since our inception, we have raised approximately $400 million from public and private sales of our equity securities, as well as from option and warrant exercises. Including net income of $7.1 million in the quarter ended January 31, 2005, our accumulated deficit at January 31, 2005 is $57.4 million.

The following table sets forth our future minimum payments under contractual obligations at January 31, 2005:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable	$9,949	$609	$1,025	$7,987	$328
Borrowings under revolving credit facility	55,000	—	55,000	—	—
Operating and capital lease obligations	17,199	3,422	6,961	6,105	711
DSM license fee and other obligations	3,000	2,333	667	—	—
Unconditional inventory purchase obligations	19,164	8,925	10,239	—	—

Total contractual cash obligations	$104,312	$15,289	$73,892	$14,092	$1,039

As part of the acquisition of FermPro, we assumed a $10 million note with a stated interest rate of 5%. The note was amended in January 2004 and is now an unsecured obligation with a maturity date of December 31, 2008. Principal is amortized over a 20-year period, with the balance due at maturity. Also as part of the FermPro acquisition, we assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

In April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the sale to us by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which will be paid on November 2, 2005. This agreement also provides for the guarantee by us of DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of January 31, 2005, the value of our current guarantee to DSM related to DSM’s phase one expansion is approximately $2.4 million. In addition, we are in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both of its facilities, including our guarantee of such expansion costs, with such guarantee expected to approximate $40 million.

In May 2004, we entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 4.4% for the quarter ended January 31, 2005 and is based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of January 31, 2005, we are in compliance with all of these debt covenants and have outstanding borrowings of $55 million under the revolving credit facility.

In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Net proceeds to us, after deducting an underwriting discount and offering expenses, amounted to approximately $81.5 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes. Remaining availability under the shelf registration statement is approximately $113.8 million at January 31, 2005.

In October 2004, we entered an operating lease for equipment at our Kingstree facility as part of a sale/leaseback transaction. The equipment subject to lease was sold at its cost basis and fair value of $10.8 million and simultaneously leased back to us. The lease expires in October 2009 and contains the same restrictions as our revolving credit facility. In December 2004, we entered an operating lease for equipment at our Kingstree facility subject to the same terms and expiration as the October 2004 transaction. This second sale/leaseback transaction involved the sale of equipment with a cost basis and fair value of $4.1 million.

We believe that the revolving credit facility, when combined with our cash and short-term investments of $67.5 million on-hand at January 31, 2005, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months.

The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:

•	the cost of capital expenditures at our manufacturing facilities;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves); and

•	the costs of marketing and commercializing our products.

We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $17.2 million over the lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.

As part of our agreement with DSM, we agreed to guarantee DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of January 31, 2005, the value of our current guarantee to DSM related to DSM’s phase one expansion is approximately $2.4 million and the value of our guarantee to DSM related to DSM’s phase two expansion is expected to approximate $40 million upon completion of the current negotiations described above.

We do not engage in any other off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1.5%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM has now commenced ARA production in the U.S. at its Belvidere, New Jersey facility. In April 2004, we began entering into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At January 31, 2005, we had unrealized losses on such hedge instruments totaling $256,000, net of income tax benefit.

We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at January 31, 2005, a 1% change in LIBOR would change annual interest by $550,000. At January 31, 2005, the carrying amounts of debt approximate fair value.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures. The management of Martek Biosciences Corporation, with the participation of our Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and has concluded as of the end of the period covered by this report that the disclosure controls and procedures were effective.

b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s last fiscal quarter that materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. Consistent with our request, the patent has been returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing is now scheduled for August 2005 and the process is not expected to be completed until 2007.

With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. Martek’s blended oil patent will remain in full force and effect throughout the opposition process. An initial hearing at the Opposition Division is scheduled for April 2005. The opposition process is not expected to be completed until some time in late 2006 or 2007.

With respect to our blended-oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European DHA/ ARA oil blends patent as a result of these challenges. The Company immediately filed an appeal of this decision; as a consequence, the blends patent has been reinstated and will remain in full force and effect during the appeal. The appeal process is not expected to be complete until 2006.

Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. During the appeal process, the patent will remain in full force and effect. An appeal hearing is scheduled for May 2005.

On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. On April 8, 2003, we received a report from the state fire marshal that concluded that the incident resulted from the introduction of n-hexane into the local sewer system. We use n-hexane in the production process for our DHA oil. The state fire marshal report did not rule out other possible contributors to the incident. Although n-hexane was found at the site of the incident, there are other factors which we believe may be relevant, including the presence of other flammable substances that were not discharged from our plant and existing conditions at the water treatment facility. We continue to have active discussions relating to the cause of and determination of responsibility for the property damage with the City of Winchester, the Winchester Municipal Utilities Commission (“WMU”) and WMU’s insurer. We have entered into an agreement with the City of Winchester, WMU and WMU’s insurer to extend any applicable statute of limitations and allow the parties to continue discussing this matter. We learned in March 2004 that the federal Environmental Protection Agency, utilizing personnel from its Criminal Investigation Division, had asked questions of current and former employees relating to the explosion at the wastewater treatment plant and n-hexane. Current and former employees have testified before a federal grand jury that is investigating the matter. While we cannot be certain of the ultimate outcome of our discussions with the City of Winchester, WMU and WMU’s insurer or the Environmental Protection Agency and grand jury activity, we believe that they will not have a material adverse impact on our production, financial condition or results of operations.

In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese Ag have been dropped from the lawsuit. We have added an additional two patents to the suit, bringing the total number that Nutrinova is accused of infringing to four patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. A hearing before the court on the meaning and scope of the patent claims in dispute is scheduled to be held in late November 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case is scheduled to be held in a district court in Dusseldorf in April 2005.

Suntory has opposed our blended oil patent in Japan, where we believe there currently are no sales of infant formula containing our blended oils. The patent was revoked by the Japanese Patent Office and the revocation upheld by the Tokyo High Court in September 2004. We appealed this decision to the Japanese Supreme Court and, as expected, that court has declined to hear the matter. Thus, the revocation of this patent has become final. We believe that, with respect to our Japanese ARA patent, the same result will be reached.

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We have asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute the shares to the former security holders of OmegaTech. While we believe that our position is meritorious and that the milestone was not met, no assurance can be given as to the outcome of the litigation. On October 25, 2004, Mr. Zuccaro submitted a demand to the Judicial Arbitration and Mediation Service, seeking to arbitrate this dispute. In December 2004, the District Court ruled that the dispute over the milestone is not subject to arbitration. Thereafter, on February 9, 2005, Mr. Zuccaro filed an answer and counterclaim. We have filed a timely answer denying the allegations set forth in the counterclaim. At this point, we project that a trial of the case would take place in the first half of 2006.

With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter has not been scheduled. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005. No hearing date has been set. At this point, it is not possible to indicate what the likely outcome of these two South Korean matters will be.

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

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were voted upon during the first quarter of fiscal 2005.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION

(Registrant)

Date: March 14, 2005	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)