Form 10-Q
period 2005-04-30
MARTEK BIOSCIENCES CORP
filed 2005-06-09
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

Common stock, par value $.10 per share: 31,666,925 shares outstanding as of June 2, 2005.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q

For The Quarterly Period Ended April 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2005	October 31,
In thousands, except share and per share data	(unaudited)	2004
Assets
Current assets
Cash and cash equivalents	$11,472	$29,445
Short-term investments and marketable securities	45,600	13,205
Accounts receivable, net	36,733	37,292
Inventories, net	49,338	30,379
Other current assets	5,804	6,793

Total current assets	148,947	117,114

Property, plant and equipment, net	285,851	255,430
Deferred tax asset	47,476	49,378
Goodwill	48,251	48,175
Other intangible assets, net	30,432	29,994
Other assets, net	1,263	1,307

Total assets	$562,220	$501,398

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,351	$31,264
Accrued liabilities	12,468	10,678
Current portion of notes payable and other long-term obligations	3,080	4,946
Current portion of unearned revenue	904	2,031

Total current liabilities	32,803	48,919

Long-term debt under revolving credit facility	55,000	85,000
Notes payable and other long-term obligations	10,810	12,175
Long-term portion of unearned revenue	8,926	9,140

Total liabilities	107,539	155,234

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 31,656,005 and 29,491,127 shares issued and outstanding, respectively	3,166	2,949
Additional paid-in capital	505,632	407,667
Accumulated other comprehensive (loss) income	(102)	68
Accumulated deficit	(54,015)	(64,520)

Total stockholders’ equity	454,681	346,164

Total liabilities and stockholders’ equity	$562,220	$501,398

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
Unaudited - In thousands, except share and per share data	2005	2004	2005	2004
Revenues
Product sales	$52,834	$38,187	$115,945	$70,418
Contract manufacturing sales	2,997	3,733	6,375	7,077

Total revenues	55,831	41,920	122,320	77,495

Costs and expenses
Cost of product sales	32,792	24,253	68,894	43,778
Cost of contract manufacturing sales	2,585	2,928	5,389	5,637
Research and development	5,321	4,701	10,137	8,728
Selling, general and administrative	8,107	6,111	16,252	11,908
Other operating expenses	2,075	654	5,560	1,104

Total costs and expenses	50,880	38,647	106,232	71,155

Income from operations	4,951	3,273	16,088	6,340

Other income, net:
Interest and other income	456	128	636	412
Interest expense	—	(2)	(180)	(2)

Total other income, net	456	126	456	410

Income before income taxes	5,407	3,399	16,544	6,750
Provision for income taxes	1,974	—	6,039	—

Net income	$3,433	$3,399	$10,505	$6,750

Net income per share
Basic	$0.11	$0.12	$0.34	$0.23
Diluted	$0.11	$0.11	$0.33	$0.22

Weighted average common shares outstanding
Basic	31,497,317	29,209,029	30,540,473	28,769,839
Diluted	32,649,141	31,250,438	31,595,277	31,074,675

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at October 31, 2004	29,491,127	$2,949	$407,667	$68	$(64,520)	$346,164
Issuance of common stock, net of issuance costs	1,756,614	176	81,271	—	—	81,447
Exercise of stock options	408,264	41	12,093	—	—	12,134
Stock compensation expense	—	—	463	—	—	463
Tax benefit of exercise of non-qualified stock options	—	—	4,138	—	—	4,138
Net income	—	—	—	—	10,505	10,505
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax benefit	—	—	—	(170)	—	(170)

Comprehensive income						10,335

Balance at April 30, 2005	31,656,005	$3,166	$505,632	$(102)	$(54,015)	$454,681

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
Unaudited – In thousands	2005	2004
Operating activities

Net income	$10,505	$6,750
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,895	3,454
Deferred tax provision	6,039	—
Other	1,117	(46)
Changes in operating assets and liabilities:
Accounts receivable	559	(6,063)
Inventories	(19,129)	(10,516)
Other assets	1,738	(57)
Accounts payable	(10,613)	(1,798)
Accrued liabilities	568	(2,305)
Unearned revenue and other liabilities	(1,424)	(336)

Net cash used in operating activities	(2,745)	(10,917)

Investing activities

(Purchase) sale of short-term investments and marketable securities, net	(32,395)	47,339
Expenditures for property, plant and equipment	(45,546)	(117,592)
Proceeds from sale/leaseback transaction	4,128	—
Capitalization of intangible and other assets	(1,186)	(6,135)

Net cash used in investing activities	(74,999)	(76,388)

Financing activities

Repayments of notes payable and other long-term obligations	(4,310)	(2,336)
Proceeds from the issuance of common stock and exercise of stock options, net	93,581	27,619
(Repayments) borrowings under revolving credit facility	(30,000)	67,000
Other	500	—

Net cash provided by financing activities	59,771	92,283

Net (decrease) increase in cash and cash equivalents	(17,973)	4,978
Cash and cash equivalents, beginning of period	29,445	29,924

Cash and cash equivalents, end of period	$11,472	$34,902

Supplemental cash flow disclosures:
Interest paid	$1,775	$378

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2004.

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

Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $300,000 and $900,000 in the three and six months ended April 30, 2005, respectively, and $500,000 and $600,000 in the three and six months ended April 30, 2004, respectively, and is included in product sales revenue in the consolidated statements of income.

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

The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. At April 30, 2005, these forward contracts, which qualify for hedge accounting, had outstanding notional values aggregating approximately 5.4 million euros (equivalent to $7.0 million at April 30, 2005). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.

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

During the fourth quarter of fiscal 2004, the Company reversed approximately $51 million of its deferred tax asset valuation allowance, having determined that it is more likely than not that this portion of the deferred tax asset will be realized. As a result, income tax expense has been recorded based on pre-tax income for the quarter. The effective income tax rate for the six months ended April 30, 2005 is 36.5%. There was no provision for income taxes in the six months ended April 30, 2004.

Net Income Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options and warrants using the treasury stock method.

Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income in the Consolidated Statement of Stockholders’ Equity. Comprehensive income, net of related tax, was $3.6 million and $10.3 million in the three and six months ended April 30, 2005, respectively. Comprehensive income for the three months ended April 30, 2005 includes unrealized gains on exchange rate forward contracts, net of related tax, of $154,000, and comprehensive income for the six months ended April 30, 2005 includes unrealized losses on exchange rate forward contracts, net of related tax, of $170,000. Comprehensive income in the three and six months ended April 30, 2004 was $3.3 million and $6.6 million, respectively, which includes unrealized losses on exchange rate forward contracts of $108,000 in both the three and six month periods.

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

The Company periodically evaluates whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other than temporary. If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction.

Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at April 30, 2005 and October 31, 2004.

Trade Receivables Trade receivables are reported in the consolidated balance sheets at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. The Company may extend credit terms up to 50 days and considers receivables past due if not paid by the due date. The Company performs ongoing credit evaluations of its customers and extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Losses have historically been within management’s expectations.

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

Property, Plant and Equipment Property, plant and equipment, including leasehold improvements, is stated at cost and depreciated or amortized when placed into service using the straight-line method, based on useful lives as follows:

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

The Company has elected to continue accounting for its employee stock-based compensation in accordance with the provisions of APB 25, and to present the pro forma disclosures required by SFAS 123, as amended by SFAS 148. In accordance with APB 25, stock-based employee compensation cost for stock options is reflected upon grant based upon the difference between exercise price and the market value of the underlying common stock on the date of grant. Stock-based compensation for non-employees is accounted for using the fair value-based method in accordance with SFAS 123. The Company has adopted the disclosures outlined in SFAS 123, as amended by SFAS 148. See “Recently Issued Accounting Pronouncements” for discussion of new accounting rules to be implemented related to stock options.

In December 2004 and January and May 2005, the Company modified the terms of all outstanding and unvested stock options whose exercise prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options with the May 2005 modification serving to immediately vest approximately 90,000 unvested stock options held by non-officers. The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net income, as reported	$3,433	$3,399	$10,505	$6,750
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	286	—	294	—
Deduct: Total stock-based employee compensation expense
determined under fair value-based methods for all awards	(8,462)	(4,462)	(44,264)	(7,350)

Pro forma net loss	$(4,743)	$(1,063)	$(33,465)	$(600)

Net income (loss) per share:
Basic – as reported	$0.11	$0.12	$0.34	$0.23

Basic – pro forma	$(0.15)	$(0.04)	$(1.10)	$(0.02)

Diluted – as reported	$0.11	$0.11	$0.33	$0.22

Diluted – pro forma	$(0.15)	$(0.04)	$(1.10)	$(0.02)

The effect of applying SFAS 123 on pro forma net income and per share calculations for the three and six months ended April 30, 2005, as stated above, is not representative of the effect on reported net income and net income per share for future periods due to such things as the vesting period of the stock options, the issuance of additional stock options in future periods and the potential granting of alternative forms of equity-based compensation.

The weighted average fair market values of the options at the date of grant for options granted during the three months ended April 30, 2005 and 2004 were $33.52 and $41.63, respectively. The weighted average fair market values of the options at the date of grant for options granted during the six months ended April 30, 2005 and 2004 were $32.05 and $41.71, respectively. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Expected volatility	67.0%	68.9%	67.0%	68.9%
Risk-free interest rate	3.9%	3.5%	3.6%	3.6%
Expected average life of options	5 years	7 years	5 years	7 years
Expected dividend yield	0%	0%	0%	0%

Reclassification Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of

SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. In December 2004 and January and May 2005, the Company modified the terms of all outstanding and unvested stock options whose exercises prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options with the May 2005 modification serving to immediately vest approximately 90,000 unvested stock options held by non-officers. The accelerations will enable the Company to avoid recording approximately $27 million of future compensation cost that would have been required to be recognized under SFAS 123R. The Company currently expects to adopt SFAS 123R in the quarter ended January 31, 2006, using the modified prospective method, although the Company continues to review its options for adoption under this new pronouncement. After giving effect to these accelerations of vesting and based upon the Company’s projection of unvested stock options at the implementation date, the Company expects the adoption to result in the recognition of additional compensation cost of approximately $3.0 million during fiscal 2006.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact on its consolidated financial statements that will result from adopting SFAS 151.

2. DSM SUPPLY AND LICENSE AGREEMENT

In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (“ARA”), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the sale to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which will be paid by the Company on November 2, 2005. The license fee is being amortized over the 15-year term of the agreement using the straight-line method and the remaining obligation as of April 30, 2005 is recorded as a current obligation in the consolidated balance sheet. This agreement also provides for the guarantee by Martek of DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as Martek purchases ARA from DSM in the future. As of April 30, 2005, the value of the Company’s current guarantee to DSM, which is related to DSM’s phase one expansion, is approximately $1.6 million. In addition, the Company is in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both of its facilities, including the Company’s guarantee of such expansion costs, with such guarantee expected to approximate $40 million. In addition, the amendment will establish the pricing to Martek for certain ARA that Martek has purchased and will purchase from DSM during calendar 2005. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by Martek based on amounts invoiced from DSM, but certain such amounts are still subject to final adjustment. Based on cost estimates received from DSM’s Capua and Belvidere facilities, the Company expects its current valuation to approximate the agreed-upon amounts when the negotiations with DSM are complete.

3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

The Company’s available-for-sale securities consist of federally-sponsored debt securities and taxable municipal auction rate securities, and totaled $45.6 million and $13.2 million as of April 30, 2005 and October 31, 2004, respectively. There were no unrealized holding gains or losses on these available-for-sale securities as of April 30, 2005 and October 31, 2004. There were no realized gains or losses during the three and six months ended April 30, 2005 and April 30, 2004. At April 30, 2005 and October 31, 2004, the estimated fair value of these securities approximated cost.

4. INVENTORIES

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2005	2004
Finished goods	$17,520	$7,648
Work in process	29,618	21,350
Raw materials	3,550	2,381

Total inventory	50,688	31,379
Less: inventory reserve	(1,350)	(1,000)

Inventories, net	$49,338	$30,379

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	April 30,	October 31,
	2005	2004
Land	$712	$712
Building and improvements	43,789	29,421
Machinery and equipment	182,689	133,886
Furniture and fixtures	2,963	2,772
Computer hardware and software	7,426	5,173
Construction in progress	75,530	104,053

Property, plant and equipment	313,109	276,017
Less: accumulated depreciation and amortization	(27,258)	(20,587)

Property, plant and equipment, net	$285,851	$255,430

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following (in thousands):

	April 30, 2005			October 31, 2004
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,049	$(351)	$1,698	$2,023	$(284)	$1,739
Patents	9,950	(1,500)	8,450	8,409	(1,226)	7,183
Core technology	1,708	(285)	1,423	1,708	(228)	1,480
Current products	10,676	(2,160)	8,516	10,676	(1,805)	8,871
Licenses	11,091	(746)	10,345	11,091	(370)	10,721
Goodwill	48,251	—	48,251	48,175	—	48,175

	$83,725	$(5,042)	$78,683	$82,082	$(3,913)	$78,169

7. NOTES PAYABLE AND LONG-TERM DEBT

In May 2004, the Company entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 4.8% and 4.5% for the three and six months ended April 30, 2005, respectively, and is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. As of April 30, 2005, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $55 million under the revolving credit facility. All borrowings are due at maturity.

In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro in September 2003, the Company assumed a $10 million secured note. The note was amended in January 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2014. The note has a stated interest rate of 5% and principal is amortized over a 20-year period with the balance due at maturity. Also as part of the FermPro acquisition, the Company assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

Throughout the construction at the Kingstree, South Carolina and Winchester, Kentucky manufacturing facilities, all interest incurred on borrowings will be capitalized to the extent that the borrowings are used to cover the balance of projects under construction. During the three and six months ended April 30, 2005, the Company incurred interest on borrowings of approximately $700,000 and $1.8 million and recorded amortization of related debt fees of approximately $100,000 and $200,000, of which approximately $800,000 and $1.7 million was capitalized, respectively. The Company incurred interest on borrowings of approximately $200,000 and $400,000 during the three and six months ended April 30, 2004, respectively, and recorded amortization of related debt fees of approximately $100,000 in both the three and six months ended April 30, 2004, all of which was capitalized.

The carrying amounts of notes payable and the line of credit at April 30, 2005 and October 31, 2004 approximate their fair values.

8. COMMITMENTS AND CONTINGENCIES

Leases In October 2004, the Company entered into an operating lease for equipment at its Kingstree facility as part of a sale/leaseback transaction. The equipment subject to lease was sold at its cost basis and fair value of $10.8 million and simultaneously leased back to the Company. The lease expires in October 2009 and contains the same restrictions as the Company’s revolving credit facility. In December 2004, the Company entered into an operating lease for equipment at its Kingstree facility subject to the same terms and expiration as the October 2004 transaction. This second sale/leaseback transaction involved the sale of equipment with a cost basis and fair value of $4.1 million. The Company is contingently liable for a residual value guarantee of approximately $2.3 million under these agreements. The fair value associated with these guarantees is not material.

Purchase Commitments The Company has entered into an agreement to purchase a minimum quantity of certain material used in the production of Martek’s food docosahexaenoic acid (“DHA”) product from a third-party manufacturer. The commitment expires on June 30, 2006. As of April 30, 2005, the Company’s remaining obligation was approximately $3.2 million.

The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2007. As of April 30, 2005, the Company’s remaining obligation was approximately $14.6 million.

Kentucky Wastewater Matter On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. While maintaining its lack of any liability, the Company believed it to be in its best interest to settle this outstanding matter. To this end, the Company has recently settled the matter. The settlements provide for a full release from any claims that the parties may have against the Company in connection with the matter and include settlement payments for amounts previously accrued. As such, the settlements did not have a material impact on the Company’s financial condition or results of operations.

The Company learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to the explosion at the wastewater treatment plant and n-hexane. Current and former employees have testified before a federal grand jury that is investigating the matter. The Company further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the Winchester Municipal Utilities Commission on a number of matters including the March 12, 2003 explosion. While the Company cannot be certain of the outcome of the EPA investigation, the Company believes that the outcome of the investigation will not have a material impact on its financial condition or results of operations.

OmegaTech Contingent Purchase Price In connection with the Company’s purchase of OmegaTech, the purchase agreement provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones were met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use of the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill. As of April 30, 2005, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to any remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.

Class Action Lawsuits Since the end of April 2005, several lawsuits were filed against the Company and certain of its officers, all of which are seeking class action status. The lawsuits were filed in United States District Court for the District of Maryland and allege, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and intends to defend vigorously against these actions. The Company is unable at this time to predict the outcome of these lawsuits or reasonably estimate a range of possible loss, if any.

Other The Company is involved in various other legal actions primarily concerning its intellectual property. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

9. STOCKHOLDERS’ EQUITY

In January 2005, the Company completed an underwritten public offering of 1,756,614 shares of common stock at price of $49.10 per share pursuant to a shelf registration statement. Net proceeds to the Company, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes.

During the six months ended April 30, 2005, approximately 400,000 stock options were exercised resulting in proceeds to the Company of $12.1 million. Of the stock options exercised, approximately 60% related to stock options held by two former directors of the Company that retired from the Board of Directors in March 2005.

10. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net income	$3,433	$3,399	$10,505	$6,750

Weighted average shares outstanding, basic	31,497	29,209	30,540	28,770
Effect of dilutive potential common shares:
Employee stock options	1,131	1,996	1,035	2,260
Warrants	21	45	20	45

Total dilutive potential common shares	1,152	2,041	1,055	2,305

Weighted average shares outstanding, diluted	32,649	31,250	31,595	31,075

Net income per share, basic	$0.11	$0.12	$0.34	$0.23

Net income per share, diluted	$0.11	$0.11	$0.33	$0.22

Employee stock options to purchase approximately 600,000, 100,000, 1.1 million and 100,000 shares were outstanding but were not included in the computation of diluted net income per share for the three months ended April 30, 2005 and 2004 and the six months ended April 30, 2005 and 2004, respectively, because the effects would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

•	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, margin and productivity improvements and potential collaborations and acquisitions;

•	expectations regarding sales to and by our infant formula licensees;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchases of third-party manufactured oils and expansion of third-party manufacturing facilities;

•	expectations regarding the timing and amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding future research and development costs;

•	expectations regarding our expansion at our Kingstree, South Carolina facility;

•	expectations regarding the impact of the incident at the Winchester Wastewater Treatment Plant;

•	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;

•	expectations regarding possibly significant expenses to defend putative securities class action lawsuits alleging false and material misstatements and omissions of material facts concerning our business and prospects; and

•	expectations regarding our ability to protect our intellectual property.

     Forward-looking statements include those statements containing words such as the following:

•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.

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

GENERAL

Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae and other microbes. Our leading products are nutritional oils used as ingredients in infant formula and foods and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that these fatty acids may enhance mental and visual development in infants, that they may play a pivotal role in brain function throughout life, and that they may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease. Further research is underway to assess the role of supplementation with our DHA on a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.

We currently have license agreements with sixteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico N.V. (formerly Nutricia), Novartis, Maabarot, Heinz-Wattie’s, Laboratorios Ordesa, American St. George Biological Corporation, International Nutrition Company, PT Sanghiang Perkasa, Takaso Rubber and three companies whose identities we have agreed not to disclose at this time. Collectively, these companies represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world.

For the six months ended April 30, 2005, we generated approximately $10.5 million in net income on revenues of $122.3 million. Although we anticipate continued growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:

•	the ability by us, DSM and other third-party manufacturers to produce adequate levels of our nutritional oils on a consistent basis;

•	the timing and extent of production expansion by us and DSM;

•	the timing of infant formula market introductions by our licensees both domestically and internationally;

•	the timing and extent of stocking and destocking of inventory by our licensees;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the continued acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;

•	the acceptance of these products by consumers and demand by our customers;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.

As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

OVERVIEW

As of April 30, 2005, we have substantially completed construction of our extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils. We have spent approximately $186 million on the expansion since the inception of the project. With respect to fermentation, four new fermentors commenced commercial operation in late 2004 and four additional fermentors will be available for commercial operation in the second half of fiscal 2005. In addition, DSM is continuing to expand its ARA production at its Belvidere, New Jersey facility which began production in April 2004. With our Kingstree expansion, a phase-in of the current DSM Belvidere expansion and the expected commencement of dedicated downstream ARA processing capacity from a third-party provider, we expect to have aggregate maximum available production capacity, including the capacity available through third parties, of infant formula and food DHA products equivalent to approximately $500 million in annualized sales at some point in the second half of fiscal 2005 should demand require it. Monthly production averaged approximately $330 million in annualized sales during the second quarter of fiscal 2005.

The results of several studies were recently published, further supporting the health benefits of DHA. All of the following studies utilized Martek DHA™.

•	Protection Against Alzheimer’s Disease – The results of an animal study demonstrate that DHA may protect against the accumulation of a protein believed to be linked to Alzheimer’s disease.

•	Improvement in Cholesterol Particle Size in At-Risk Children – The results of a study report that DHA causes beneficial changes in blood cholesterol measurements in children with high cholesterol and a family history of heart disease.

•	Infant Formula Supplemented with DHA and ARA Significantly Benefits Infant Development– The results of two studies further support the benefits of DHA and ARA to infant development. The first study found that term infants fed infant formula supplemented with DHA and ARA during the first year of life demonstrated better visual acuity than infants not fed the supplemented formula. The second study found that infant formula supplemented with DHA and ARA resulted in enhanced growth and higher Bayley psychomotor development scores in preterm infants. The study indicated that infant formula with Martek DHA™ resulted in greater growth in preterm infants than fish oil-DHA.

The results of two adult cardiovascular studies which utilized Martek DHA™ were recently released. We believe that these results add support to the use of Martek DHA™ in food applications for cardiovascular health. Additional research will be needed to determine if Martek DHA™ can be used in pharmaceutical applications.

In May 2005, we learned that the Food and Drug Administration did not object to a Martek petition filed earlier this year regarding a nutrient content claim. This claim now enables products containing at least 32 milligrams of Martek DHA™ per serving to indicate that such products contain an “excellent source” of DHA. We believe that the nutrient content claim should improve our current and potential food customers’ ability to successfully market Martek DHA™ in their products.

We recently received favorable rulings on two pending European patent matters. The first was a ruling by the Opposition Division of the European Patent Office (“EPO”) which served to uphold our European ARA patent in a form containing modified claims, which are narrower than the claims originally granted, but provided the potential for additional patent protection. In the second ruling, we received a decision from the Appeal Board of the EPO relating to one of our European DHA patents, covering primarily production processes and human and animal food uses. This decision returns the case to the Opposition Division of the EPO to review the patent’s claims on its merits.

In March 2005, Hidden Villa Ranch began selling Gold Circle Farms liquid egg whites containing Martek DHA™.

MANAGEMENT OUTLOOK

We believe that the outlook for future revenue growth remains positive, although quarterly results may show fluctuations, particularly if we experience unforeseen variances in production or continue to experience inconsistent supply from DSM, our third-party ARA manufacturer. Specifically, we believe that over the next twelve to twenty four months, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets and term infant formulas containing our oils will also be introduced in additional countries. During the third quarter of fiscal 2005, however, we anticipate a decline in revenues and net income compared to the second quarter of fiscal 2005 as certain customers utilize some accumulated safety stock inventory and delay anticipated new market launches internationally. We believe that both the inventory build-up and the delays in expansion were responses, in part, to our inability, including our third-party suppliers, to keep up with demand in fiscal 2004. To date, twelve of our infant formula licensees are selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world.

In the three and six months ended April 30, 2005, approximately 93% of our product sales revenues related to the sales of our oils for use in infant formula and recently introduced toddler products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years, these sales will expand and represent a larger potential market than infant formula.

During fiscal 2004 and 2003, the demand for our nutritional oils by our customers for use in infant formula products exceeded production output and capacity and as such, we limited the orders we accepted for our nutritional oils. Some of our customers responded to the shortages and inconsistent supply by building inventory, and we have had difficulty in predicting with certainty what our customers’ future ordering would be in light of limited visibility into our customers’ supply chain and expansion plans. To address our production output and capacity issues, we and DSM have added production capacity. In this regard, DSM continues to increase its quarterly ARA output, but has been unable to produce optimally over an extended period at its Belvidere facility; however, we do not expect these inconsistencies in ARA production to affect our ability to meet orders during the remainder of fiscal 2005 and we do continue to expect to build ARA inventory during this period. To improve visibility into our customers’ planned orders and to better understand the base level of orders required to meet current demand, we have worked closely with our customers to obtain new order projections. Over the next twelve to eighteen months, we expect infant formula sales for the U.S. market to continue to grow at a measured pace consistent with the consumer demand growth that has been experienced in recent months. Expansion by our customers into new international markets offers a potentially faster growth rather, but is subject to the timing of the launches. We are aware of some recent international launches by our customers, but we still do not yet have information sufficient to determine the level to which these international expansions will contribute to short-term revenue and earnings.

PRODUCTION

We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. As of April 30, 2005, we have substantially completed construction of our extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils. We have spent approximately $186 million on the expansion since the inception of the project. With respect to fermentation, four new fermentors commenced commercial operation in late 2004 and four additional fermentors will be available for commercial operation in the second half of fiscal 2005. As the construction in Kingstree is near completion, the construction and project management services formerly provided by Clark Construction Group to Martek have been completed.

Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM is currently expanding its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. However, Belvidere also continues to incur startup costs and experience inconsistencies in monthly output, which we believe should be resolved by DSM in the upcoming months. We do not expect these inconsistencies in ARA production to affect our ability to meet orders during the remainder of fiscal 2005 and we do continue to expect to build ARA inventory during this period. We are now receiving a significant portion of our ARA from DSM’s Belvidere facility with that portion expected to grow as DSM completes its current expansion at Belvidere. Because DSM is a third-party manufacturer, we do not have full control over the timing and extent of its Capua and Belvidere production volumes. As part of the April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of April 30, 2005, the value of our current guarantee to DSM, which is related to DSM’s phase one expansion, is approximately $1.6 million. In addition, we are in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both facilities, including our guarantee of such expansion costs, with such guarantee expected to approximate $40 million. In addition, the amendment will establish the pricing to us for certain ARA that we have purchased and will purchase from DSM during calendar 2005. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by us based on amounts invoiced from DSM, but certain such amounts are still subject to final adjustment. Based on cost estimates received from DSM’s Capua and Belvidere facilities, we expect our current valuation to approximate the agreed-upon amounts when the negotiations with DSM are complete.

We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of the supply agreement entered into with DSM in April 2004. In connection with this agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through another third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have begun the internal fermentation of ARA at both our Kingstree and Winchester facilities and anticipate having the resulting ARA oil available for sale by the end of the third quarter of fiscal 2005. We may increase the amount of ARA fermented internally in order to grow our ARA finished goods inventory levels. This internally produced ARA, however, will likely result in significant start-up costs and may impact gross profit margin until our ARA production techniques are able to generate standard commercial yields. To further improve our overall ARA supply chain, we have directly engaged and recently added a new U.S.-based provider of certain post-fermentation ARA manufacturing services and have added additional ARA downstream processing capacity at Kingstree. Along with our ARA extraction capabilities at Kingstree, the addition of the new third-party facility will give us multiple U.S. sites for the downstream processing of ARA.

When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we currently have maximum capacity for all DHA and ARA products in place equivalent to $380 million to $400 million of annual revenue, although production is not yet consistently reaching this level as there have been some start-up related fluctuations in output at DSM’s Belvidere facility, as noted above. Monthly production was as high as the equivalent of $400 million of revenue on an annualized basis during the second quarter, but averaged $330 million on an annualized basis. As such, actual output could be up to 30% lower versus maximum available production levels. Maximum capacity is expected to increase throughout the remainder of fiscal 2005 as DSM expands its Belvidere plant, and we expect to have maximum available production capacity equivalent to approximately $500 million in annualized sales of infant formula and food DHA products at some point in the second half of fiscal 2005. We also believe that production optimization efforts will continue at our plants for the next several years as new technologies and additional algal strains are tested to further increase output and reduce costs. With our pending increase to $500 million of annualized production capacity, our production capabilities are expected to exceed current demand; however, we have the ability to control output and will do so based on anticipated demand levels. During the third quarter of fiscal 2005, we expect that we will no longer have to limit the orders we accept from customers.

We have several other contractual agreements with third-party manufacturers to assist in the production of our nutritional oils. We have an agreement for the production of DHA-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of April 30, 2005, our remaining obligation was approximately $3.2 million. We also have an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. This commitment expires on December 31, 2007. As of April 30, 2005, our remaining obligation under this commitment was approximately $14.6 million.

The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a continuous basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to better predict customer demand and align that with our production. If the production expansion plans of DSM do not proceed as anticipated or if market demand subsides due to our inability to meet demand for our products, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement our process of making our oils.

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

RESULTS OF OPERATIONS

Revenues

The following table presents revenues by category (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Product sales	$52,834	$38,187	$115,945	$70,418
Contract manufacturing sales	2,997	3,733	6,375	7,077

Total revenues	$55,831	$41,920	$122,320	$77,495

Product sales increased by $14.6 million or 38% in the quarter ended April 30, 2005 as compared to the quarter ended April 30, 2004 and increased by $45.5 million or 65% in the six months ended April 30, 2005 as compared to the six months ended April 30, 2004. The increases are primarily due to an increase in sales of our oils to both existing and new infant formula licensees. Substantially all of our product sales in the quarter and six months ended April 30, 2005 and 2004 relate to the sale of our oils for use in infant formulas. Included in product sales in the quarter and six months ended April 30, 2005 were $1.8 and $4.1 million, respectively, in sales of DHA oil for the pregnancy and nursing market, such sales having begun during the fourth quarter of fiscal 2004. Approximately 90% of our product sales in the quarter and six months ended April 30, 2005 was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately two-thirds of our sales to infant formula licensees for the three and six months ended April 30, 2005 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of April 30, 2005, we estimate that formula supplemented with our oils had penetrated approximately 75% of the U.S. infant formula market.

We anticipate that annual product sales will continue to grow as our licensees expand in countries where our products are currently sold and as our licensees introduce infant formulas and other products containing our oils in additional countries. We also anticipate, however, that product sales and total revenues in the third quarter of fiscal 2005 will decline from the levels achieved in the first and second quarters of fiscal 2005 as certain customers utilize some accumulated safety stock inventory and delay anticipated new market launches. Our future sales growth is dependent to a significant degree upon the following factors: (i) the launches of existing products containing our nutritional oils by our customers in new markets; (ii) the ability of DSM to complete the expansion of its production of ARA at its Belvidere, New Jersey facility; (iii) our ability to maintain a consistent flow of production, both internally and from DSM, from month to month; and (iv) the launches of new products containing our nutritional oils by current or future customers.

Contract manufacturing sales revenues, totaling $3.0 million and $6.4 million in the three and six months ended April 30, 2005, respectively, and $3.7 million and $7.1 million in the three and six months ended April 30, 2004, respectively, relate to fermentation work performed for various third parties at the Kingstree, South Carolina facility.

As a result of the above, total revenues increased by $13.9 million or 33% in the quarter ended April 30, 2005 as compared to the quarter ended April 30, 2004 and increased by $44.8 million or 58% in the six months ended April 30, 2005 as compared to the six months ended April 30, 2004.

Costs and Expenses

The following table presents our operating costs and expenses (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Cost of revenue:
Cost of product sales	$32,792	$24,253	$68,894	$43,778
Cost of contract manufacturing sales	2,585	2,928	5,389	5,637
Operating expenses:
Research and development	5,321	4,701	10,137	8,728
Selling, general and administrative	8,107	6,111	16,252	11,908
Other operating expenses	2,075	654	5,560	1,104

Total costs and expenses	$50,880	$38,647	$106,232	$71,155

Cost of Product Sales Cost of product sales decreased as a percentage of product sales to 62% in the quarter ended April 30, 2005 from 64% in the quarter ended April 30, 2004 and decreased as a percentage of product sales to 59% in the six months ended April 30, 2005 from 62% in the six months ended April 30, 2004. The decrease was primarily due to the benefits of certain DHA production improvements recently implemented and the elimination of certain cost inefficiencies that existed during the expansion of Kingstree in the prior year.

Cost of Contract Manufacturing Sales Cost of contract manufacturing sales, totaling $2.6 million and $5.4 million in the three and six months ended April 30, 2005, respectively, and $2.9 million and $5.6 million in the three and six months ended April 30, 2004, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs.

Research and Development Research and development expenses, primarily development, increased by $600,000 or 13% in the quarter ended April 30, 2005 as compared to the quarter ended April 30, 2004 and increased by $1.4 million or 16% in the six months ended April 30, 2005 as compared to the six months ended April 30, 2004. The increase was primarily the result of additional efforts to improve fermentation yields for DHA, ARA and food DHA and to optimize downstream processes for food DHA.

Selling, General and Administrative Our selling, general and administrative costs increased by $2.0 million or 33% in the quarter ended April 30, 2005 as compared to the quarter ended April 30, 2004 and increased by $4.3 million or 36% in the six months ended April 30, 2005 as compared to the six months ended April 30, 2004. The increase was primarily due to additional personnel costs (increases of $900,000 and $1.8 million in the comparative three and six months, respectively), legal costs (increases of $400,000 and $800,000 in the comparative three and six months, respectively) and insurance costs (increases of $400,000 and $800,000 in the comparative three and six months, respectively) required to accelerate and manage our overall growth as well as increases related to Sarbanes-Oxley Act compliance (increases of $300,000 and $400,000 in the comparative three and six months, respectively).

Other Operating Expenses We incurred other operating expenses of $2.1 million and $5.6 million in the three and six months ended April 30, 2005, respectively, and $700,000 and $1.1 million in the three and six months ended April 30, 2004, respectively. These costs in fiscal 2005 were comprised primarily of start-up costs related to large-scale trials with certain fermentors and extraction facilities at both Kingstree and Winchester for the production of ARA and costs associated with the expansion in Kingstree.

Other Income, Net

Our other income, net, increased by $300,000 and $46,000 in the three and six months ended April 30, 2005 as compared to the three and six months ended April 30, 2004, respectively, due primarily to increases in interest and other income related to increased amounts of cash, cash equivalents and short-term investments.

Provision for Income Taxes

The provision for income taxes totaled $2.0 million and $6.0 million in the three and six months ended April 30, 2005, respectively, and has been recorded based upon our estimated effective tax rate for fiscal 2005. Based on our positive historical earnings trend and projected operating results, during the fourth quarter of fiscal 2004, we reversed approximately $51 million of our deferred tax asset valuation allowance, having determined that it is more likely than not that this portion of the deferred tax asset will be realized. As a result, income tax expense has been recorded based on pre-tax income for the quarter despite the fact that we continue to have significant net operating loss carryforwards which will mitigate much of our cash tax expenditures during fiscal 2005.

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

Net Income

As a result of the foregoing, net income was $3.4 million in both the three months ended April 30, 2005 and the three months ended April 30, 2004, and net income was $10.5 million in the six months ended April 30, 2005 as compared to net income of $6.8 million in the six months ended April 30, 2004.

RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS

In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. We currently expect to adopt SFAS 123R in the quarter ended January 31, 2006 using the modified prospective method, although we continue to review our options for adoption under this new pronouncement. After giving effect to the accelerated vesting of certain stock options in December 2004 and January and May 2005 and based upon our projection of unvested stock options at the implementation date, we expect the adoption to result in the recognition of additional compensation cost of approximately $3.0 million during fiscal 2006.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact on our consolidated financial statements that will result from adopting SFAS 151.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the following sources:

•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.

At April 30, 2005, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $57.1 million as well as the available portion of our revolving credit facility of $45.0 million. Cash, cash equivalents and short-term investments increased $14.4 million from October 31, 2004. This increase was primarily generated by the proceeds from the issuance of common stock under our shelf registration statement of $81.4 million, partially offset by the repayment of borrowings under our revolving credit facility of $30 million and capital expenditures of $45.5 million, the majority of which related to the expansion of the Kingstree facility to increase output of our nutritional oils.

Investments in our production facilities in Kingstree, South Carolina and Winchester, Kentucky have and will continue to have a material effect upon our liquidity and capital resources in fiscal 2005. We expect to invest at least $15 million over the remainder of fiscal 2005 in plant and equipment expenditures as well as for other company-wide capital needs. Throughout the construction periods, all interest incurred on borrowings will be capitalized to the extent that the borrowings are used to cover the balance of projects under construction. In the three and six months ended April 30, 2005, we incurred interest on borrowings of approximately $700,000 and $1.8 million and recorded amortization of related debt fees of approximately $100,000 and $200,000, of which approximately $800,000 and $1.7 million was capitalized, respectively.

Since our inception, we have raised approximately $410 million from public and private sales of our equity securities, as well as from option and warrant exercises. Including net income of $10.5 million in the six months ended April 30, 2005, our accumulated deficit at April 30, 2005 is $54.0 million.

The following table sets forth our future minimum payments under contractual obligations at April 30, 2005:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$14,017	$1,146	$2,141	$2,038	$8,692
Borrowings under revolving credit facility	55,000	—	55,000	—	—
Operating and capital lease obligations	16,907	3,435	7,050	5,486	936
DSM license fee and other obligations	2,917	2,333	584	—	—
Unconditional inventory purchase obligations	17,750	9,780	7,970	—	—

Total contractual cash obligations	$106,591	$16,694	$72,745	$7,524	$9,628

(1) Minimum payments above include interest and principal due under these notes.

As part of the acquisition of FermPro, we assumed a $10 million note with a stated interest rate of 5%. The note was amended in January 2004 and is now an unsecured obligation with a maturity date of December 31, 2014. Principal is amortized over a 20-year period, with the balance due at maturity. Also as part of the FermPro acquisition, we assumed a long-term note of approximately $400,000, due in 2023 with a 7% stated interest rate.

In April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the sale to us by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which will be paid on November 2, 2005. This agreement also provides for the guarantee by us of DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of April 30, 2005, the value of our current guarantee to DSM related to DSM’s phase one expansion is approximately $1.6 million. In addition, we are in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both of its facilities, including our guarantee of such expansion costs, with such guarantee expected to approximate $40 million.

In May 2004, we entered into a $100 million secured revolving credit facility. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 4.8% and 4.5% for the three and six months ended April 30, 2005, respectively, and is based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of April 30, 2005, we were in compliance with all of these debt covenants and had outstanding borrowings of $55 million under the revolving credit facility.

In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Net proceeds to us, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes. Remaining availability under the shelf registration statement is approximately $110 million at April 30, 2005.

In October 2004, we entered into an operating lease for equipment at our Kingstree facility as part of a sale/leaseback transaction. The equipment subject to lease was sold at its cost basis and fair value of $10.8 million and simultaneously leased back to us. The lease expires in October 2009 and contains the same restrictions as our revolving credit facility. In December 2004, we entered into an operating lease for equipment at our Kingstree facility subject to the same terms and expiration as the October 2004 transaction. This second sale/leaseback transaction involved the sale of equipment with a cost basis and fair value of $4.1 million.

We believe that the revolving credit facility, when combined with our cash and short-term investments of $57.1 million on-hand at April 30, 2005, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.

The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:

•	the cost and extent of capital expenditures at our manufacturing facilities;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the costs to us if DSM cannot produce the ARA we require;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with our defense against putative securities class action lawsuits; and

•	the costs of marketing and commercializing our products.

We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $16.9 million over the remaining lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.

As part of our agreement with DSM, we agreed to guarantee DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of April 30, 2005, the value of our current guarantee to DSM related to DSM’s phase one expansion is approximately $1.6 million and the value of our guarantee to DSM related to DSM’s phase two expansion is expected to approximate $40 million upon completion of the current negotiations.

We do not engage in any other off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1.5%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM has now commenced ARA production in the U.S. at its Belvidere, New Jersey facility. In April 2004, we began entering into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At April 30, 2005, we had unrealized losses on such hedge instruments totaling $102,000, net of income tax benefit.

We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at April 30, 2005, a 1% change in LIBOR would change annual interest by $550,000. At April 30, 2005, the carrying amounts of debt approximate fair value.

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

With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims which are narrower than the claims originally granted. We believe it is likely that the opponents will appeal the decision. In an effort to broaden the claims of the patent, Martek also intends to appeal the decision. Martek’s ARA oil patent will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until some time in late 2006 or 2007.

With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited have filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. The Company immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. The appeal process is not expected to be completed until 2006.

Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, Martek received a favorable decision from the Appeal Board of the EPO, which overturns the decision of the Opposition Division and returns the case to the Opposition Division for review on the merits of the patent claim. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is expected to take approximately three to four years to complete, during which time the patent will remain in full force and effect.

We have entered into settlement agreements with the City of Winchester, the Winchester Municipal Utilities Commission (“WMU”) and the insurer for the WMU with respect to a March 12, 2003 explosion that occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. The settlement agreements provide for a full release with respect to any claims that the City of Winchester, the WMU or the WMU’s insurer may have against the Company in connection with the matter and include settlement payments for amounts previously accrued. As such, the settlements did not have a material impact on our financial condition or results of operations.

We learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to the explosion at the wastewater treatment plant and n-hexane. Current and former employees have testified before a federal grand jury that is investigating the matter. We further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the WMU on a number of matters including the March 12, 2003 explosion. While we cannot be certain of the outcome of the EPA investigation, we believe that the outcome of the investigation will not have a material impact on our financial condition or results of operations.

In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese Ag have been dropped from the lawsuit. We have added an additional two patents to the suit, bringing the total number that Nutrinova is accused of infringing to four patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. A hearing before the court on the meaning and scope of the patent claims in dispute is scheduled to be held in late November 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected by April 2006.

Suntory has opposed our blended oil patent in Japan, where we believe there currently are no sales of infant formula containing our blended oils. The patent was revoked by the Japanese Patent Office and the revocation upheld by the Tokyo High Court in September 2004. We appealed this decision to the Japanese Supreme Court and, as expected, that court has declined to hear the matter. Thus, the revocation of this patent has become final. With respect to our Japanese ARA patent, the same result has been reached.

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr.

Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We have asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute the shares to the former security holders of OmegaTech. While we believe that our position is meritorious and that the milestone was not met, no assurance can be given as to the outcome of the litigation. On October 25, 2004, Mr. Zuccaro submitted a demand to the Judicial Arbitration and Mediation Service, seeking to arbitrate this dispute. In December 2004, the District Court ruled that the dispute over the milestone is not subject to arbitration. Thereafter, on February 9, 2005, Mr. Zuccaro filed an answer and counterclaim. We have filed a timely answer denying the allegations set forth in the counterclaim. Discovery is currently being conducted. At this point, we project that a trial of the case would take place in the first half of 2006.

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

On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers, captioned Reed Black v. Martek Biosciences Corporation, et al., Case No. MJG 05 CV1224. Since then, several other putative class action lawsuits were filed against us and certain of our officers in the United States District Court of Maryland making similar allegations.
These other putative class actions lawsuits are captioned as follows: Brocco v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1257; Sowattanangkul v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1309; Wright v. Martek Biosciences Corp., et. al., Case No. 05-1354; Epstein v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1508; and Fujitake v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1514. The Court has not yet entered any Orders regarding the consolidation of the pending cases or the appointment of lead plaintiffs or the approval of such plaintiffs’ selection of lead counsel nor has the Court made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. These actions claim to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 27, 2005. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder. In addition, one of the complaints purports to be brought on behalf of those persons who purchased or otherwise acquired our common stock in our public offering in January 2005 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus.

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

None.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Martek’s Annual Meeting of Stockholders was held on March 17, 2005. Following are descriptions of the matters voted on and the results of such voting:

Proposal 1: Election of Directors:

The following members were elected to Martek’s Board of Directors to hold office for the term expiring at the 2008 Annual Meeting of Stockholders:

	Votes For		Votes Withheld
		%		%
Henry Linsert, Jr.	26,369,297	98.0	532,096	2.0
Sandra Panem, Ph.D.	25,941,380	96.4	960,013	3.6

In addition, the following directors retired on March 17, 2005: Jules Blake, Ph.D. and Ann L. Johnson, M.D.

The following directors are continuing in office for the terms noted:

Term Expires
James R. Beery	2006
Robert J. Flanagan	2006
Gordon S. Macklin	2006
Douglas J. MacMaster, Jr.	2007
John H. Mahar	2007
Richard J. Radmer	2006
Eugene H. Rotberg	2007

Proposal 2: Approval of the Amendment and Restatement of the Company’s 2004 Stock Incentive Plan:

The proposal was approved by the following vote:

For		Against		Abstain		Non-vote
	%		%		%		%
17,424,004	84.2	3,273,436	15.8	43,249	0.0	6,160,704	0.0

Item 5. Other Information.

None.

Item 6. Exhibits.

3.01	Amended By-Laws of Registrant.*

10.01	Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2005 and incorporated by reference herein). +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.01	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.*

* Filed herewith.
+ Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: June 9, 2005	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)