Form 10-Q
period 2005-07-31
MARTEK BIOSCIENCES CORP
filed 2005-09-09
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Common stock, par value $.10 per share: 31,715,659 shares outstanding as of September 6, 2005.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended July 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2005	2004
In thousands, except share and per share data	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,177	$29,445
Short-term investments and marketable securities	35,550	13,205
Accounts receivable, net	21,681	37,292
Inventories, net	72,725	30,379
Other current assets	3,951	6,793

Total current assets	151,084	117,114

Property, plant and equipment, net	289,101	255,430
Deferred tax asset	48,035	49,378
Goodwill	48,450	48,175
Other intangible assets, net	31,263	29,994
Other assets, net	1,259	1,307

Total assets	$569,192	$501,398

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,600	$31,264
Accrued liabilities	9,641	10,678
Current portion of notes payable and other long-term obligations	3,098	4,946
Current portion of unearned revenue	764	2,031

Total current liabilities	34,103	48,919

Long-term debt under revolving credit facility	59,500	85,000
Notes payable and other long-term obligations	11,329	12,175
Long-term portion of unearned revenue	8,865	9,140

Total liabilities	113,797	155,234

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 31,704,999 and 29,491,127 shares issued and outstanding, respectively	3,170	2,949
Additional paid-in capital	506,372	407,667
Accumulated other comprehensive income (loss)	(23)	68
Accumulated deficit	(54,124)	(64,520)

Total stockholders’ equity	455,395	346,164

Total liabilities and stockholders’ equity	$569,192	$501,398

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
Unaudited - In thousands, except share and per share data	2005	2004	2005	2004
Revenues
Product sales	$35,926	$44,064	$151,871	$114,482
Contract manufacturing sales	3,563	3,273	9,938	10,350

Total revenues	39,489	47,337	161,809	124,832

Costs and expenses
Cost of product sales	22,429	26,264	91,323	70,042
Cost of contract manufacturing sales	3,261	2,912	8,650	8,549
Research and development	5,309	4,932	15,446	13,660
Selling, general and administrative	7,834	6,872	24,086	18,780
Other operating expenses	1,243	1,587	6,803	2,691

Total costs and expenses	40,076	42,567	146,308	113,722

Income (loss) from operations	(587)	4,770	15,501	11,110

Other income, net:
Interest and other income	415	242	1,051	654
Interest expense	—	(1)	(180)	(3)

Total other income, net	415	241	871	651

Income (loss) before income taxes	(172)	5,011	16,372	11,761
Income tax provision (benefit)	(63)	—	5,976	—

Net income (loss)	$(109)	$5,011	$10,396	$11,761

Net income (loss) per share
Basic	$(0.00)	$0.17	$0.34	$0.41
Diluted	$(0.00)	$0.16	$0.33	$0.38

Weighted average common shares outstanding
Basic	31,681,496	29,270,301	30,924,994	28,936,660
Diluted	31,681,496	31,168,113	31,867,590	31,105,821

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at October 31, 2004	29,491,127	$2,949	$407,667	$68	$(64,520)	$346,164
Issuance of common stock, net of issuance costs	1,756,614	176	81,268	—	—	81,444
Exercise of stock options	457,258	45	12,721	—	—	12,766
Amortization of deferred compensation	—	—	26	—	—	26
Tax benefit of exercise of non-qualified stock options	—	—	4,690	—	—	4,690
Net income	—	—	—	—	10,396	10,396
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax benefit	—	—	—	(91)	—	(91)

Comprehensive income						10,305

Balance at July 31, 2005	31,704,999	$3,170	$506,372	$(23)	$(54,124)	$455,395

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
Unaudited – In thousands	2005	2004
Operating activities

Net income	$10,396	$11,761
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,195	5,761
Deferred tax provision	5,976	—
Other	184	147
Changes in operating assets and liabilities:
Accounts receivable	15,611	(9,939)
Inventories	(42,346)	(10,554)
Other assets	3,614	(1,486)
Accounts payable	(6,716)	3,478
Accrued liabilities	(1,142)	(552)
Unearned revenue and other liabilities	(1,510)	(601)

Net cash used in operating activities	(3,738)	(1,985)

Investing activities

(Purchase) sale of short-term investments and marketable securities, net	(22,345)	47,488
Expenditures for property, plant and equipment	(51,746)	(153,093)
Proceeds from sale-leaseback transaction and other	4,272	—
Capitalization of intangible and other assets	(3,298)	(7,199)

Net cash used in investing activities	(73,117)	(112,804)

Financing activities

Repayments of notes payable and other long-term obligations	(4,623)	(2,474)
Proceeds from the issuance of common stock and exercise of stock options, net	94,210	28,503
(Repayments) borrowings under revolving credit facility, net	(25,500)	77,000
Other	500	—

Net cash provided by financing activities	64,587	103,029

Net decrease in cash and cash equivalents	(12,268)	(11,760)
Cash and cash equivalents, beginning of period	29,445	29,924

Cash and cash equivalents, end of period	$17,177	$18,164

Supplemental cash flow disclosures:
Interest paid	$2,576	$1,102
Notes payable issued in acquisition of land	$800	$—
Purchase of DSM license through long-term obligation	$—	$6,000
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2004.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $700,000 and $1.6 million in the three and nine months ended July 31, 2005, respectively, and $500,000 and $1.1 million in the three and nine months ended July 31, 2004, respectively, and is included in product sales revenue in the consolidated statements of operations.
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
The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. At July 31, 2005, these forward contracts, which qualify for hedge accounting, had outstanding notional values aggregating approximately 3.5 million euros (equivalent to $4.2 million at July 31, 2005). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.
Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity, in addition to third-party costs for contracted work as well as ongoing clinical trials costs.

Other Operating Expenses Other operating expenses relate primarily to production start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations, costs incurred in connection with the qualification of certain third-party manufacturers, and amounts related to the Winchester wastewater treatment matter (see Note 8). All such costs are expensed as incurred.
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
Income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.
During the fourth quarter of fiscal 2004, the Company reversed approximately $51 million of its deferred tax asset valuation allowance, having determined that it is more likely than not that this portion of the deferred tax asset will be realized. As a result, income tax provision or benefit has been recorded based on pre-tax income or loss for the quarter. The effective income tax rate for the nine months ended July 31, 2005 is 36.5%. There was no provision for income taxes in the nine months ended July 31, 2004.
Net Income (Loss) Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options and warrants using the treasury stock method. Stock options and warrants are not included in the calculation of diluted net loss per share, because the effects would have been antidilutive.
Comprehensive Income (Loss) Comprehensive income (loss) is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income (loss) in the Consolidated Statement of Stockholders’ Equity. Comprehensive loss, net of related tax, was $30,000 in the three months ended July 31, 2005 and comprehensive income, net of related tax, was $10.3 million in the nine months ended July 31, 2005. Comprehensive income in the three and nine months ended July 31, 2004 was $5.1 million and $11.7 million, respectively.
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
The Company periodically evaluates whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other than temporary. If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a charge in the consolidated statements of operations equal to the amount of the carrying value reduction.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at July 31, 2005 and October 31, 2004.
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
Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, including renewals when probable. Costs for capital assets not yet available for commercial use have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Costs for repairs and maintenance are expensed as incurred.
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
Stock-Based Compensation In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 allows companies to account for employee stock-based compensation under the fair value-based method or using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation.
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

In December 2004 and January and May 2005, the Company modified the terms of certain outstanding and unvested stock options whose exercise prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options with the May 2005 modification serving to immediately vest approximately 90,000 unvested stock options held by non-officers. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):
	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(109)	$5,011	$10,396	$11,761
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(10,927)	(6,673)	(54,897)	(14,326)

Pro forma net loss	$(11,036)	$(1,662)	$(44,501)	$(2,565)

Net income (loss) per share:
Basic – as reported	$(0.00)	$0.17	$0.34	$0.41

Basic – pro forma	$(0.35)	$(0.06)	$(1.44)	$(0.09)

Diluted – as reported	$(0.00)	$0.16	$0.33	$0.38

Diluted – pro forma	$(0.35)	$(0.06)	$(1.44)	$(0.09)

The effect of applying SFAS 123 on pro forma net income and per share calculations for the three and nine months ended July 31, 2005, as stated above, is not representative of the effect on reported net income and net income per share for future periods due to such things as the vesting period of the stock options, the issuance of additional stock options in future periods and the potential granting of alternative forms of equity-based compensation.
The weighted average fair market values of the options at the date of grant for options granted during the three months ended July 31, 2005 and 2004 were $22.41 and $42.29, respectively. The weighted average fair market values of the options at the date of grant for options granted during the nine months ended July 31, 2005 and 2004 were $31.54 and $41.69, respectively. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Expected volatility	63.9%	68.1%	63.9%	68.1%
Risk-free interest rate	3.8%	4.3%	3.7%	3.6%
Expected average life of options	5 years	7 years	5 years	7 years
Expected dividend yield	0%	0%	0%	0%
Reclassification Certain amounts in the prior period’s financial statements have been reclassified to conform to the current period presentation.
Recently Issued Accounting Pronouncements In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. In December 2004 and January and May 2005, the Company modified the terms of certain outstanding and unvested stock options whose exercises prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options with the May 2005 modification serving to immediately vest approximately 90,000 unvested stock options held by non-officers. The accelerations will enable the Company to avoid recording approximately $27 million of future compensation cost that would have been required to be recognized under SFAS 123R. The Company will adopt SFAS 123R in the first quarter of fiscal 2006 and intends to use the modified prospective method, although the Company continues to review its alternatives for adoption under this new pronouncement. After giving effect to these accelerations of vesting and based upon the Company’s projection of unvested stock options at the implementation date, the Company expects the adoption to result in the recognition of additional compensation cost of approximately $3.0 million during fiscal 2006.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 in the first quarter of fiscal 2006. The Company is currently evaluating the impact on its consolidated financial statements that will result from adopting SFAS 151.
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (“ARA”), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the sale to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which will be paid by the Company on November 2, 2005. The license fee is being amortized over the 15-year term of the agreement using the straight-line method and the remaining obligation as of July 31, 2005 is recorded as a current obligation in the consolidated balance sheet. This agreement also provides for the guarantee by Martek of DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as Martek purchases ARA from DSM in the future. As of July 31, 2005, the value of the Company’s current guarantee to DSM, which is related to DSM’s phase one expansion, is approximately $800,000. In addition, the Company is in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both of its facilities, including the Company’s guarantee of such expansion costs, with such guarantee expected to approximate $40 million. In addition, the amendment will establish the final pricing to Martek for certain ARA that Martek has purchased and will purchase from DSM during calendar 2005. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by Martek based on amounts invoiced from DSM, but certain such amounts are still subject to final adjustment. Based on cost estimates received from DSM’s Capua and Belvidere facilities, the Company expects its current valuation to approximate the agreed-upon amounts when the negotiations with DSM are complete.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company’s available-for-sale securities consist of federally-sponsored debt securities and taxable municipal auction rate securities, and totaled $35.6 million and $13.2 million as of July 31, 2005 and October 31, 2004, respectively. There were no unrealized holding gains or losses on these available-for-sale securities as of July 31, 2005 and October 31, 2004. There were no realized gains or losses during the three and nine months ended July 31, 2005 and July 31, 2004. At July 31, 2005 and October 31, 2004, the estimated fair value of these securities approximated cost.

4. INVENTORIES
Inventories consist of the following (in thousands):

	July 31,	October 31,
	2005	2004
Finished goods	$31,866	$7,648
Work in process	39,332	21,350
Raw materials	3,927	2,381

Total inventory	75,125	31,379
Less: inventory reserve	(2,400)	(1,000)

Inventories, net	$72,725	$30,379

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	July 31,	October 31,
	2005	2004
Land	$1,745	$712
Building and improvements	45,285	29,421
Machinery and equipment	184,576	133,886
Furniture and fixtures	3,053	2,772
Computer hardware and software	7,928	5,173
Construction in progress	77,424	104,053

Property, plant and equipment	320,011	276,017
Less: accumulated depreciation and amortization	(30,910)	(20,587)

Property, plant and equipment, net	$289,101	$255,430

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	July 31, 2005			October 31, 2004
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,077	$(385)	$1,692	$2,023	$(284)	$1,739
Patents	11,383	(1,703)	9,680	8,409	(1,226)	7,183
Core technology	1,708	(313)	1,395	1,708	(228)	1,480
Current products	10,676	(2,338)	8,338	10,676	(1,805)	8,871
Licenses	11,091	(933)	10,158	11,091	(370)	10,721
Goodwill	48,450	—	48,450	48,175	—	48,175

	$85,385	$(5,672)	$79,713	$82,082	$(3,913)	$78,169

7. NOTES PAYABLE AND LONG-TERM DEBT
In May 2004, the Company entered into a $100 million secured revolving credit facility which amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 5.4% and 4.7% for the three and nine months ended July 31, 2005, respectively, and is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. As of July 31, 2005, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $59.5 million under the revolving credit facility. All borrowings are due at maturity.
Throughout the construction at the Kingstree, South Carolina and Winchester, Kentucky manufacturing facilities, all interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. During the three and nine months ended July 31, 2005, the Company incurred interest on borrowings of approximately $800,000 and $2.6 million and recorded amortization of related debt fees of approximately $100,000 and $200,000, respectively, of which, in total, approximately $900,000 and $2.6 million was capitalized, respectively. The Company incurred interest on borrowings of approximately $700,000 and $1.1 million during the three and nine months ended July 31, 2004, respectively, and recorded amortization of related debt fees of approximately $100,000 and $200,000, respectively, all of which was capitalized.
The carrying amounts of notes payable and the line of credit at July 31, 2005 and October 31, 2004 approximate their fair values.
8. COMMITMENTS AND CONTINGENCIES
Leases In October and December 2004, the Company entered into operating leases for equipment at its Kingstree facility as part of sale-leaseback transactions. The equipment subject to lease was sold at its cost basis and fair value of $14.9 million and simultaneously leased back to the Company. The leases expire in October 2009 and contain the same restrictions as the Company’s revolving credit facility. The Company is contingently liable for a residual value guarantee of approximately $2.3 million under these agreements. The fair value associated with these guarantees is not material.
Purchase Commitments The Company has entered into an agreement to purchase a minimum quantity of certain material used in the production of Martek’s food docosahexaenoic acid (“DHA”) product from a third-party manufacturer. The commitment expires on June 30, 2006. As of July 31, 2005, the Company’s remaining obligation was approximately $2.5 million.
The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2007. As of July 31, 2005, the Company’s remaining obligation was approximately $13.8 million.
Kentucky Wastewater Matter On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. While maintaining its lack of any liability, the Company believed it to be in its best interest to settle this outstanding matter. To this end, in June 2005, the Company settled the matter. The settlements provided for a full release from any claims that the parties may have against the Company in connection with the matter and included settlement payments for amounts previously accrued. As such, the settlements did not have a material impact on the Company’s financial condition or results of operations.
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
Research Collaboration Milestone In December 2003, the Company executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, the Company is contingently liable for milestone payments upon achievement of certain scientific results. As of July 31, 2005, a milestone payment of up to $1.8 million would be paid to the Company’s co-collaborator by the first half of fiscal 2006 if the milestone related to the current phase of the project is achieved. The Company has not recorded a liability for this contingency.
OmegaTech Contingent Purchase Price In connection with the Company’s purchase of OmegaTech, the purchase agreement provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones were met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use of the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill. As of July 31, 2005, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to any remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
Class Action Lawsuits Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The lawsuits were filed in United States District Court for the District of Maryland and allege, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and intends to defend vigorously against these actions. The Company is unable at this time to predict the outcome of these lawsuits or reasonably estimate a range of possible loss, if any.
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
9. STOCKHOLDERS’ EQUITY
In January 2005, the Company completed an underwritten public offering of 1,756,614 shares of common stock at price of $49.10 per share pursuant to a shelf registration statement. Net proceeds to the Company, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt.
During the three months ended July 31, 2005, the Company reversed approximately $400,000 of stock compensation expense previously recognized during the three months ended April 30, 2005. Based on a reevaluation of the guidance in FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” the compensation expense recognized during the three months ended April 30, 2005 should not have been recorded.
10. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income (loss)	$(109)	$5,011	$10,396	$11,761

Weighted average shares outstanding, basic	31,681	29,270	30,925	28,937
Effect of dilutive potential common shares:
Employee stock options	—	1,855	924	2,125
Warrants	—	43	19	44

Total dilutive potential common shares	—	1,898	943	2,169

Weighted average shares outstanding, diluted	31,681	31,168	31,868	31,106

Net income (loss) per share, basic	$(0.00)	$0.17	$0.34	$0.41

Net income (loss) per share, diluted	$(0.00)	$0.16	$0.33	$0.38

Employee stock options to purchase approximately 4.1 million, 700,000, 1.7 million and 700,000 shares were outstanding but were not included in the computation of diluted net income (loss) per share for the three months ended July 31, 2005 and 2004 and the nine months ended July 31, 2005 and 2004, respectively, because the effects would have been antidilutive.

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
We currently have license agreements with eighteen infant formula manufacturers, including Mead Johnson Nutritionals, Wyeth, Abbott Laboratories, Nestle, Royal Numico N.V. (formerly Nutricia), Novartis, Maabarot, Heinz-Wattie’s, Laboratorios Ordesa, American St. George Biological Corporation, International Nutrition Company, PT Sanghiang Perkasa, Takaso Rubber, Pasteur Milk Co., Ltd., Semper AB and three companies whose identities we have agreed not to disclose at this time. Collectively, these companies represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. To date, twelve of our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world.

For the nine months ended July 31, 2005, we generated approximately $10.4 million in net income on revenues of $161.8 million. Although we anticipate continued growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the ability by us, DSM and other third-party manufacturers to produce adequate levels of our nutritional oils on a consistent basis;

•	the timing and extent of production expansion by us and DSM;

•	the timing of infant formula market introductions by our licensees both domestically and internationally;

•	the timing and extent of stocking and destocking of inventory by our licensees, including the potential that licensees will move to “just in time” inventory purchasing now that the Company has reached a base finished goods inventory level;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the continued acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;

•	the continued acceptance of these products by consumers and continued demand by our customers;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
OVERVIEW AND RECENT HIGHLIGHTS
As of July 31, 2005, we have substantially completed our extensive expansion at our Kingstree, South Carolina facility for the fermentation and downstream processing of our nutritional oils. Additionally, DSM has substantially completed its expansion in Belvidere, New Jersey and has significantly increased its output at that plant. When combining our production capabilities with DSM’s, we now have production capacity adequate to fulfill the expected needs of the infant formula market and to position us to meet the potential short to mid-term demand estimated for food and beverage DHA products. This capacity growth has also recently allowed us to accumulate at least two months of DHA and ARA finished goods inventory, to cease the air freighting of ARA from Europe and to remove limits on customer orders. When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for all DHA and ARA products in excess of $500 million in annualized sales of infant formula and food DHA products. As such, our production capabilities exceed current demand; however, we have the ability to control output and will do so based on anticipated demand levels.
In August 2005, we received a favorable ruling on a European patent matter. In this ruling, our patent on our DHA oil was upheld by the Opposition Division of the European Patent Office. Opposing parties may appeal the decision. We have a pending lawsuit in Germany against Celanese Ventures GmbH and Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, for infringement of this patent, and the Opposition Division’s favorable decision is an important advance in this case.
The results of a recently-published study in the American Journal of Clinical Nutrition found that infants of mothers who supplemented with Martek DHA™ while breastfeeding had improved psychomotor skills at 2 1/2 years of age, as measured by higher Bayley Psychomotor Development Index scores. The study also found that supplementing with DHA increases DHA levels in the mother’s milk and infant’s blood.
Our manufacturing facilities in Winchester, Kentucky and Kingstree, South Carolina recently received a favorable rating of “excellent” or “superior” in audits by the American Institute of Baking (AIB). AIB provides a standard audit for assessing operations in the food processing industry for ensuring food safety. These ratings are above those required by major food companies and are indicative of our high manufacturing standards.
Infant formula companies Pasteur Milk Co., Ltd. and Semper AB have recently signed license agreements for use of our DHA and ARA in infant formula. Pasteur’s license covers South Korea and Semper’s license includes Finland, Sweden, Latvia and Lithuania.

MANAGEMENT OUTLOOK
We believe that the outlook for future revenue growth remains positive, although quarterly results may show significant fluctuations. Specifically, we believe that over the next twelve to eighteen months, current term infant formula products containing our oils will continue to gain market share in existing markets, new products will be added in those markets and term infant formulas containing our oils will also be introduced in additional countries. During the third quarter of fiscal 2005, however, we experienced a decline in revenues compared to the second quarter of fiscal 2005 and a net loss as certain customers utilized some accumulated safety stock inventory. We believe that the inventory build-up was a response, in part, to our inability, and that of our third-party suppliers, to keep up with demand in fiscal 2004 and early fiscal 2005. To date, twelve of our infant formula licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world.
In the three and nine months ended July 31, 2005, approximately 91% and 93%, respectively, of our product sales revenues related to the sales of our oils for use in infant formula and recently introduced toddler products. We anticipate increased future sales of our oils for other products such as products developed for pregnant and nursing mothers, cardiovascular health, and the food and beverage market. We expect that the majority of these sales will come through partnering relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years, these sales will expand and could ultimately represent a larger potential market than infant formula.
From fiscal 2003 through early fiscal 2005, the demand for our nutritional oils by our customers for use in infant formula products exceeded production output and capacity and, as such, we limited the orders we accepted for our nutritional oils. Some of our customers responded to the shortages and inconsistent supply by building inventory, and we have had difficulty in predicting with certainty what our customers’ future ordering would be in light of limited visibility into our customers’ supply chains and expansion plans. To address our production output and capacity issues, we and DSM have added production capacity. To improve visibility into our customers’ planned orders and to better understand the base level of orders required to meet current demand, we have worked closely with our customers to obtain new order projections. As a result, we are no longer limiting the orders we accept for nutritional oils, and, furthermore, we have been able to accumulate and expect to maintain DHA and ARA finished goods inventory quantities equivalent to several months of projected sales. Over the next twelve to eighteen months, we expect infant formula sales for the U.S. market to continue to grow at a measured pace consistent with the consumer demand growth that has been experienced in recent months. Expansion by our customers into new international markets offers a potentially faster growth rate, but is subject to the timing of the launches. We are aware of some recent international launches by our customers, but we still do not yet have information sufficient to determine the level to which these international expansions will contribute to short-term revenue and earnings.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. As of July 31, 2005, we have substantially completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils. We have spent approximately $188 million on the expansion since the inception of the project in the fourth quarter of fiscal 2003.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM is currently completing, in accordance with its intended time schedule, its expansion of its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. This has allowed us to continue to build our ARA inventory levels and we expect to be able to continue building this ARA inventory as demand requires. We are now receiving a significant portion of our ARA from DSM’s Belvidere facility with that portion expected to grow as DSM completes its current expansion at Belvidere. Because DSM is a third-party manufacturer, we do not have full control over the timing and extent of its Capua and Belvidere production volumes. As part of our April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of July 31, 2005, the value of our current guarantee to DSM, which is related to DSM’s phase one expansion, is approximately $800,000. In addition, we are in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both facilities, including our guarantee of such expansion costs, with such guarantee expected to approximate $40 million. In addition, the amendment will establish the final pricing to us for certain ARA that we have purchased and will purchase from DSM during calendar 2005. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by us based on amounts invoiced from DSM, but certain such amounts are still subject to final adjustment. Based on cost estimates received from DSM’s Capua and Belvidere facilities, we expect our current valuation to approximate the agreed-upon amounts when the negotiations with DSM are complete.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of the supply agreement entered into with DSM in April 2004. In connection with this agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through another third party, an unlimited amount of

ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have begun the internal fermentation of ARA at both our Kingstree and Winchester facilities and now have a portion of the resulting ARA oil available for sale. We may increase the amount of ARA fermented internally in order to grow our ARA finished goods inventory levels. This internally produced ARA, however, will likely result in significant start-up costs and may negatively impact gross profit margin until our ARA production techniques are able to generate standard commercial yields. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services and have added additional ARA downstream processing capacity at Kingstree. Along with our pending ARA extraction capabilities at Kingstree, the addition of the third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for all DHA and ARA products in excess of $500 million in annualized sales of infant formula and food DHA products. As such, our production capabilities exceed current demand; however, we have the ability to control output and will do so based on anticipated demand levels.
We have an agreement for the production of DHA-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of July 31, 2005, our remaining obligation was approximately $2.5 million. During the third quarter of fiscal 2005, we began to refine and scale up our internal production capabilities of food DHA products at our Kingstree, South Carolina production facility.
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

RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Product sales	$35,926	$44,064	$151,871	$114,482
Contract manufacturing sales	3,563	3,273	9,938	10,350

Total revenues	$39,489	$47,337	$161,809	$124,832

Product sales decreased by $8.1 million or 18% in the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and increased by $37.4 million or 33% in the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004. The decrease in the quarter was primarily due to the build-up of inventory by certain customers. We believe that this build-up was a response, in part, to our inability, and that of our third-party suppliers, to keep up with demand in fiscal 2004 and early fiscal 2005. The increase in the nine month period was primarily due to an increase in sales of our nutritional products to both existing and new infant formula licensees. Substantially all of our product sales in the quarter and nine months ended July 31, 2005 and 2004 relate to the sale of our oils for use in infant formulas. Included in product sales in the quarter and nine months ended July 31, 2005 were $600,000 and $4.7 million, respectively, in sales of DHA oil for the pregnancy and nursing market, such sales having begun during the fourth quarter of fiscal 2004. Approximately 80% and 89% of our product sales in the quarter and nine months ended July 31, 2005, respectively, were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately two-thirds of our sales to infant formula licensees for the three and nine months ended July 31, 2005 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of July 31, 2005, we estimate that formula supplemented with our oils had penetrated approximately 78% of the U.S. infant formula market.
We anticipate that annual product sales will continue to grow as our licensees expand in countries where our products are currently sold and as our licensees introduce infant formulas and other products containing our oils in additional countries. Our future sales growth is dependent to a significant degree upon the following factors: (i) the launches of existing products containing our nutritional oils by our customers in new markets; (ii) our ability to maintain a consistent flow of production, both internally and from DSM, from month to month; and (iii) the launches of new products containing our nutritional oils by current or future customers.
Contract manufacturing sales revenues, totaling $3.6 million and $9.9 million in the three and nine months ended July 31, 2005, respectively, and $3.3 million and $10.4 million in the three and nine months ended July 31, 2004, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues decreased by $7.8 million or 17% in the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and increased by $37.0 million or 30% in the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004.
Costs and Expenses
The following table presents our operating costs and expenses (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Cost of revenue:
Cost of product sales	$22,429	$26,264	$91,323	$70,042
Cost of contract manufacturing sales	3,261	2,912	8,650	8,549
Operating expenses:
Research and development	5,309	4,932	15,446	13,660
Selling, general and administrative	7,834	6,872	24,086	18,780
Other operating expenses	1,243	1,587	6,803	2,691

Total costs and expenses	$40,076	$42,567	$146,308	$113,722

Cost of Product Sales Cost of product sales increased as a percentage of product sales to 62% in the quarter ended July 31, 2005 from 60% in the quarter ended July 31, 2004. The increase was primarily due to an increase in our overall cost of ARA caused by higher U.S. dollar to euro exchange rates in early 2005 compared to 2004 which negatively impacted the cost of inventory sold during the quarter ended July 31, 2005 (increase of 3% in cost of product sales). This negative effect was partially offset by DHA yield improvements that continue to be realized. Cost of product sales decreased as a percentage of product sales to 60% in the nine months ended July 31, 2005 from 61% in the nine months ended July 31, 2004. The decrease in the nine month period was primarily due to the benefits of certain DHA productivity improvements.

Cost of Contract Manufacturing Sales Cost of contract manufacturing sales, totaling $3.3 million and $8.7 million in the three and nine months ended July 31, 2005, respectively, and $2.9 million and $8.5 million in the three and nine months ended July 31, 2004, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix.
Research and Development Research and development expenses, primarily development, increased by $400,000 or 8% in the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and increased by $1.8 million or 13% in the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004. During the quarter, the increase was due to the commencement of new projects, including new DHA clinical studies and additional efforts in the development of new food and beverage applications for DHA. In the nine months ended July 31, 2005, the increase was also due to new projects related to DHA, ARA and food DHA production improvements.
Selling, General and Administrative Our selling, general and administrative costs increased by $1.0 million or 14% in the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004 and increased by $5.3 million or 28% in the nine months ended July 31, 2005 as compared to the nine months ended July 31, 2004. The increases were primarily due to personnel costs (decrease of $300,000 and increase of $1.5 million in the comparative three and nine months, respectively), legal costs (increases of $500,000 and $1.3 million in the comparative three and nine months, respectively) and insurance costs (increases of $300,000 and $1.1 million in the comparative three and nine months, respectively) required to accelerate and manage our overall growth as well as increases related to Sarbanes-Oxley Act compliance (increases of $300,000 and $700,000 in the comparative three and nine months, respectively).
Other Operating Expenses We incurred other operating expenses of $1.2 million and $6.8 million in the three and nine months ended July 31, 2005, respectively, and $1.6 and $2.7 million in the three and nine months ended July 31, 2004, respectively. These costs in fiscal 2005 were comprised largely of start-up costs related to the qualification of internal ARA production and DHA processing qualifications in Kingstree.
Other Income, Net
Our other income, net, increased by $200,000 in both the three and nine months ended July 31, 2005 as compared to the three and nine months ended July 31, 2004, respectively, due primarily to increases in interest and other income related to increased amounts of cash, cash equivalents and short-term investments.
Income Tax Provision (Benefit)
The income tax benefit totaled $100,000 in the three months ended July 31, 2005, and the provision for income taxes totaled $6.0 million in the nine months ended July 31, 2005 and have been recorded based upon our estimated effective tax rate for fiscal 2005. Based on our positive historical earnings trend and projected operating results, during the fourth quarter of fiscal 2004, we reversed approximately $51 million of our deferred tax asset valuation allowance, having determined that it is more likely than not that this portion of the deferred tax asset will be realized.
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
Net Income (Loss)
As a result of the foregoing, net loss was $100,000 in the three months ended July 31, 2005 as compared to net income of $5.0 million in the three months ended July 31, 2004, and net income was $10.4 million in the nine months ended July 31, 2005 as compared to net income of $11.8 million in the nine months ended July 31, 2004.
RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS
In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The

second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. We will adopt SFAS 123R in the first quarter of fiscal 2006 and intend to use the modified prospective method, although we continue to review our alternatives for adoption under this new pronouncement. After giving effect to the accelerated vesting of certain stock options in December 2004 and January and May 2005 and based upon our projection of unvested stock options at the implementation date, we expect the adoption to result in the recognition of additional compensation cost of approximately $3.0 million during fiscal 2006.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We will adopt SFAS 151 in the first quarter of fiscal 2006. We are currently evaluating the impact on our consolidated financial statements that will result from adopting SFAS 151.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At July 31, 2005, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $52.7 million as well as the available portion of our revolving credit facility of $40.5 million. Cash, cash equivalents and short-term investments increased $10.1 million from October 31, 2004. This increase was primarily generated by the proceeds from the issuance of common stock under our shelf registration statement of $81.4 million, partially offset by the net repayment of borrowings under our revolving credit facility of $25.5 million and capital expenditures of $51.7 million, the majority of which related to the expansion of the Kingstree facility to increase output of our nutritional oils.
Investments in our production facilities in Kingstree, South Carolina and Winchester, Kentucky have had a material effect upon our liquidity and capital resources in fiscal 2005; however, with the substantial completion of our expansion in Kingstree, we expect that capital expenditures during the remainder of fiscal 2005 will not exceed $5 million. Throughout the construction periods, all interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three and nine months ended July 31, 2005, we incurred interest on borrowings of approximately $800,000 and $2.6 million and recorded amortization of related debt fees of approximately $100,000 and $200,000, respectively, of which, in total, approximately $900,000 and $2.6 million was capitalized, respectively.
Since our inception, we have raised approximately $410 million from public and private sales of our equity securities, as well as from option and warrant exercises. Including net income of $10.4 million in the nine months ended July 31, 2005, our accumulated deficit at July 31, 2005 is $54.1 million.
The following table sets forth our future minimum payments under contractual obligations at July 31, 2005:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$12,869	$1,194	$2,332	$8,367	$976
Borrowings under revolving credit facility	59,500	—	59,500	—	—
Operating and capital lease obligations	16,302	3,595	7,114	4,846	747
DSM license fee and other obligations	2,833	2,333	500	—	—
Unconditional inventory purchase obligations	16,345	7,245	9,100	—	—

Total contractual cash obligations	$107,849	$14,367	$78,546	$13,213	$1,723

(1)	Minimum payments above include interest and principal due under these notes.

In April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the sale to us by DSM of a license related to certain technologies associated with the manufacture of ARA. This sale involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which will be paid on November 2, 2005. This agreement also provides for the guarantee by us of DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of July 31, 2005, the value of our current guarantee to DSM related to DSM’s phase one expansion is approximately $800,000. In addition, we are in the process of negotiating an amendment to the April 2004 agreement with DSM. This amendment is expected to establish the overall economics associated with DSM’s current expansions at both of its facilities, including our guarantee of such expansion costs, with such guarantee expected to approximate $40 million.
In May 2004, we entered into a $100 million secured revolving credit facility. The revolving credit facility is collateralized by accounts receivable and inventory and expires in February 2007. The weighted average interest rate on the credit facility was approximately 5.4% and 4.7% for the three and nine months ended July 31, 2005, respectively, and is based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum liquidity, minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of July 31, 2005, we were in compliance with all of these debt covenants and had outstanding borrowings of $59.5 million under the revolving credit facility.
In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Net proceeds to us, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes. Remaining availability under the shelf registration statement is approximately $110 million at July 31, 2005.
In October and December 2004, we entered into operating leases for equipment at our Kingstree facility as part of sale-leaseback transactions. The equipment subject to lease was sold at its aggregate cost basis and fair value of $14.9 million and simultaneously leased back to us. The leases expire in October 2009 and contain the same restrictions as our revolving credit facility.
In December 2003, we executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, we are contingently liable for milestone payments upon achievement of certain scientific results. As of July 31, 2005, a milestone payment of up to $1.8 million would be paid to our co-collaborator by the first half of fiscal 2006 if the milestone related to the current phase of the project is achieved. We have not recorded a liability for this contingency.
We believe that the revolving credit facility, when combined with our cash and short-term investments of $52.7 million on-hand at July 31, 2005, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $16.3 million over the remaining lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.
As part of our agreement with DSM, we agreed to guarantee DSM’s recovery of certain expansion costs incurred by them. This guarantee will decline in value as we purchase ARA from DSM in the future. As of July 31, 2005, the value of our current guarantee to DSM related to DSM’s phase one expansion is approximately $800,000 and the value of our guarantee to DSM related to DSM’s phase two expansion is expected to approximate $40 million upon completion of the current negotiations.
We do not engage in any other off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1.5%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM has now commenced ARA production in the U.S. at its Belvidere, New Jersey facility. In April 2004, we began entering into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At July 31, 2005, we had unrealized losses on such hedge instruments totaling $23,000, net of income tax benefit.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at July 31, 2005, a 1% change in LIBOR would change annual interest by $595,000. At July 31, 2005, the carrying amounts of debt approximate fair value.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. Consistent with our request, the patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. It is expected that our opponents will appeal the decision to an Appeal Board of the EPO. It is likely that the appeal will not be heard, and the matter not finally decided, until 2007.
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims which are narrower than the claims originally granted. We believe it is likely that the opponents will appeal the decision. In an effort to broaden the claims of the patent, we also intend to appeal the decision. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until some time in late 2006 or 2007.
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
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturns the decision of the Opposition Division and returns the case to the Opposition Division for review on the merits of the patent claim. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is expected to take approximately three to four years to complete, during which time the patent will remain in full force and effect.
In June 2005, we entered into settlement agreements with the City of Winchester, the Winchester Municipal Utilities Commission (“WMU”) and the insurer for the WMU with respect to a March 12, 2003 explosion that occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. The settlement agreements provide for a full release with respect to any claims that the City of Winchester, the WMU or the WMU’s insurer may have against the Company in connection with the matter and include settlement payments for amounts previously accrued. As such, the settlements did not have a material impact on our financial condition or results of operations.
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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova is accused of infringing to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA. A hearing before the court on the meaning and scope of the patent claims in dispute is scheduled to be held in late November 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second calendar quarter of 2006.
On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr.

Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We have asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute the shares to the former security holders of OmegaTech. While we believe that our position is meritorious and that the milestone was not met, no assurance can be given as to the outcome of the litigation. On October 25, 2004, Mr. Zuccaro submitted a demand to the Judicial Arbitration and Mediation Service, seeking to arbitrate this dispute. In December 2004, the District Court ruled that the dispute over the milestone is not subject to arbitration. Thereafter, on February 9, 2005, Mr. Zuccaro filed an answer and counterclaim. We have filed a timely answer denying the allegations set forth in the counterclaim. Discovery is complete. At this point, we project that a trial of the case would take place in the first half of 2006.
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
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers, captioned Reed Black v. Martek Biosciences Corporation, et. al., Case No. MJG 05 CV1224. Since then, several other putative class action lawsuits were filed against us and certain of our officers in the United States District Court of Maryland making similar allegations. These other putative class actions lawsuits are captioned as follows: Brocco v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1257; Sowattanangkul v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1309; Wright v. Martek Biosciences Corp., et. al., Case No. 05-1354; Epstein v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1508; Fujitake v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1514; and Peterson v. Martek Biosciences Corporation, et. al., Case No. MJG 05-CV-1556. The Court has entered Orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. The plaintiffs have not filed a consolidated amended complaint. The Court has not made a determination of whether a putative class can be certified. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. These actions claim to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 27, 2005. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder. In addition, one of the complaints purports to be brought on behalf of those persons who purchased or otherwise acquired our common stock in our public offering in January 2005 and alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaints allege generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus.
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
Refer to our Annual Report on Form 10-K for the year ended October 31, 2004 and our subsequent quarterly reports on Form 10-Q for a discussion of other legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.01	Letter Agreement dated July 6, 2005 by and between Peter A. Nitze and Martek Biosciences Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 22354, filed on September 8, 2005 and incorporated by reference herein).+

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.01	Cautionary Statements for purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.*

*	Filed or furnished herewith.

+	Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: September 9, 2005	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)