Form 10-K
period 2005-10-31
MARTEK BIOSCIENCES CORP
filed 2006-01-13
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005
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
COMMON STOCK, $.10 PAR VALUE
(TITLE OF CLASS)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
If this report is an annual of transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 29, 2005 was $1,164,760,691, based on the closing price of the Common Stock on the NASDAQ National Market on April 29, 2005.
The number of shares of Common Stock outstanding as of January 11, 2006 was 32,063,491.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (which will be filed with the
Commission within 120 days after the end of the Registrant’s 2005 fiscal year) are incorporated by reference into Part III of this Report.

MARTEK BIOSCIENCES CORPORATION
FORM 10-K
For The Fiscal Year Ended October 31, 2005

PART I
The information in this Form 10-K contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this Form 10-K, including in Item 1A. Risk Factors.
ITEM 1. BUSINESS.
OVERVIEW
Martek Biosciences Corporation (“Martek”, “we”, or the “Company”) develops, manufactures and sells naturally produced products derived from microalgae, fungi and other microbes. We have pioneered the commercial development of high value products and product candidates consisting of nutritional products and fluorescent detection products.
NUTRITIONAL PRODUCTS
We have developed production methods and intellectual property for two important fatty acids. These fatty acids are docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. We sell oils containing these fatty acids as DHASCO®, Martek DHA™ and ARASCO®. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. DHA and ARA consumption may benefit brain and eye development in newborns and infants, and DHA may also promote neurological and cardiovascular health throughout life. We are targeting the infant formula market, the dietary supplement market, and the food and beverage market for sales of our nutritional oils.
An adult may obtain DHA via a limited number of foods such as fish, eggs or organ meats. ARA may be obtained from foods such as red meats, fish and eggs. A pregnant mother passes DHA and ARA through the placenta to the fetus and a lactating mother passes DHA and ARA to an infant through breast milk. Several international scientific and health agencies have made recommendations for DHA and ARA consumption for infants and for DHA intake for pregnant and nursing women. While there are currently no universally recognized guidelines for daily consumption of DHA by adults, a workshop sponsored by various groups, including the National Institutes of Health, recommended that adults consume at least 220 mg of DHA daily. In addition, the Institute of Medicine in its 2005 report of Recommended Dietary Intakes has suggested that an appropriate level of DHA intake is 160 mg of DHA per day. The U.S. Department of Health and Human Services indicated that dietary consumption of DHA is well below these levels. We believe that this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. Recommendations for ARA consumption by adults have not been established.
Investigators at the National Institutes of Health and other research centers have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia as well as neurological and visual disorders. We sponsor and participate with others in research to determine the benefit of DHA supplementation on cardiovascular health, Alzheimer’s disease and dementia. Additionally, there are ongoing studies on the benefits of DHA supplementation during pregnancy and nursing to assess the visual and neurological impact on both mother and child.
In May 2001, the Food and Drug Administration (“FDA”) completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first product introduction in February 2002, supplemented infant formulas manufactured by four of our licensees have been sold in the United States: Mead Johnson Nutritionals under the Enfamil®LIPIL® brand; the Ross Products Division of Abbott Laboratories under its Similac® ADVANCE® brand; Nestle under its Good Start® Supreme DHA & ARA and NAN® DHA & ARA brands; and PBM Products Inc. under the brand Bright Beginnings™ and under private label brands, including Wal-Mart Parent’s Choice™. These supplemented infant formulas include term, pre-term, soy-based, specialty and toddler products.
We have entered into license agreements with 21 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a state-administered, federally funded program for low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Adult supplements containing our nutritional oils are being sold in the United States and to a lesser degree in certain European markets. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to two years as well as pregnant and nursing women.
In April 2002, we purchased OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”), a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology, which we refer to as DHA-S, as the DHA is derived from a different alga strain than our DHA authorized for addition to infant formula. In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a Novel Food ingredient in Australia and New

Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil and declared that our DHA-S oil may be sold in the European Community as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. We are currently selling DHA-S products into the dietary supplements, food and beverage and animal feed markets domestically and internationally.
CONTRACT MANUFACTURING
We provide certain contract manufacturing services at our Kingstree, South Carolina facility. The facility’s large fermentation capacity and numerous types of recovery equipment allow us to customize production processes for our customers and produce at significant volumes. Our contract manufacturing services are particularly well-suited for the contracted production of enzymes, specialty chemicals, vitamins and agricultural specialty products. We assumed these services in the acquisition of FermPro Manufacturing, LP (“FermPro”) in September 2003.
FLUORESCENT DETECTION PRODUCTS
We have also developed fluorescent detection products from microalgae that connect fluorescent algal proteins to antibodies. Because the compound itself cannot be seen, the connected antibodies (with their algal fluors) then attach to a compound of interest to tag or mark that compound. Compound detection is then made or not made based on whether the fluor is seen. These products have potential applications in automated biological screening to find new compounds or reduce drug discovery time. Our products bring greater speed, sensitivity and simplicity to existing tests and applications.
PRODUCTS AND PRODUCT CANDIDATES
NUTRITIONAL OILS
Infant Formula Applications
Certain microalgae and fungi produce large quantities of oils and fats containing long-chain polyunsaturated fatty acids, known as PUFAs that are important to human nutrition and health. We have identified strains of microalgae that produce oils rich in DHA and have developed the means to grow them by fermentation. In addition, we have isolated and cultured a strain of fungus that produces large amounts of ARA.
DHA is the predominant omega-3 fatty acid in the brain and retina of the eye and is a key component of heart tissue in humans and other mammals. Both DHA and ARA are important for infant brain and eye development which occurs primarily in the last trimester in-utero, and continues throughout the first few years of life. During pregnancy, DHA and ARA are actively transported from the mother to the fetus via the placenta. Following birth, the infant receives these fatty acids from either breast milk (which always contains DHA and ARA) or infant formula supplemented with DHA and ARA. All humans, including infants, can synthesize DHA from a precursor fatty acid, ALA. However, the synthesis of DHA from ALA is inefficient and inconsistent. With DHA supplemented infant formula, formula-fed infants have blood and tissue levels of DHA that are similar to those of breastfed infants. DHA and ARA supplementation is especially important for premature infants who failed to complete the last trimester of pregnancy in utero. Studies of infant formulas containing our oils show that blood and tissue levels of DHA and ARA in formula-fed infants equal that of breastfed infants. DHA and ARA were added to U.S. infant formulas beginning in 2002, and Martek’s DHA and ARA continue to be the only DHA and ARA allowed in infant formula in the U.S.
In other countries, fish oils can be used for DHA supplementation in infant formula. However, we believe that for a number of reasons our DHA oil is more desirable for infant formula applications than fish oil or other sources of DHA. Our oils are derived from a vegetarian source and grown under tightly controlled conditions and, therefore, our oils do not contain contaminants such as methylmercury, polychlorinated biphenyls (“PCBs”) and dioxins that may be found in fish oil. Our oils also do not contain certain other fatty acids in significant quantities such as eicosapentaenoic acid (“EPA”), which may not be appropriate for consumption by infants. Additionally, our DHA and ARA oils are in an easily digestible triglyceride form similar to that found in breast milk and have higher oxidative stability and longer shelf life than fish oil. A recent study on premature infants conducted by Dr. M. T. Clandinin and others published in 2005 in The Journal of Pediatrics directly compared infant formula supplemented with Martek oils to a formula supplemented with fish oil DHA and fungal ARA. The results showed, among other things, that the formula supplemented with Martek’s nutritional oils was superior to the formula supplemented with other sources of DHA and ARA and supported growth most similar to that of breastfed infants at 18 months of age.
Although not all experts agree on the importance of DHA and ARA oils in the infant diet, the following are examples of recent studies that have shown a positive effect by including DHA and ARA in the infant diet:
•	A study conducted by Dr. S. Hart and others published in 2005 in the Journal of Pediatric Psychology revealed a positive correlation between DHA levels in breast milk and newborn neurobehavioral function. The study analyzed the DHA content of breast milk collected from 20 breastfeeding mothers nine days after delivery. At the same time, their infants were tested for neurobehavioral functioning using the Brazelton Neonatal Behavioral Assessment Scale (NBAS), a commonly used behavioral test. Analysis revealed a positive correlation between DHA levels in the mother’s breast milk and the child’s NBAS score.

•	A study conducted by Dr. E. Birch and others published in 2005 in the American Journal of Clinical Nutrition found that DHA and ARA supplementation of term infant formula during the first year of life resulted in improved visual function in 12-month old infants compared to those without supplementation.

•	A summary of four randomized control trials conducted by Dr. S. Morale and others published in 2005 in Early Human Development showed a continued benefit to visual development as the result of DHA and ARA supplementation in formula-fed infants throughout the first year of life.

•	A study conducted by Dr. D. Hoffman and others published in the June 2003 issue of The Journal of Pediatrics reported that infants who were breast-fed from birth to between four and six months of age and then weaned onto formula supplemented with DHA and ARA experienced significantly improved visual development at one year of age compared to infants who were breast-fed and then weaned onto formula without DHA and ARA.

•	In November 2001, results were presented from a multi-center European study that showed sustained advantages for infants fed formula supplemented with DHA and ARA. At six years of age, children who had received a DHA and ARA supplemented formula for the first four months of life had significantly lower diastolic blood pressure, were significantly faster at making correct choices, and showed more efficient information processing than unsupplemented children. Some of the results of this study as conducted by Dr. J. S. Forsyth and others were published in 2003 in the British Medical Journal.

•	A study conducted by Dr. E. Birch and others published in 2002 in the American Journal of Clinical Nutrition found that infants who were breast-fed for six weeks and then weaned to DHA and ARA supplemented infant formula had significantly better visual acuity at 17, 26 and 52 weeks of age and significantly better stereoacuity at 17 weeks of age than infants who were weaned to non-supplemented formula.

•	Research conducted by Dr. E. Birch and others published in 2000 in Developmental Medicine & Child Neurology noted the results of a National Institutes of Health (“NIH”)-sponsored study that showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with Martek DHA™ and ARA compared to infants fed the same formula, but without DHA and ARA. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index (“MDI”) of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.”
DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by an expert panel of the United Nations Food and Agricultural Organization and the World Health Organization (“FAO/WHO”), a NIH and International Society for the Study of Fats and Lipids sponsored workshop, an expert panel sponsored by the Child Health Foundation, and the British Nutrition Foundation (“BNF”).
Our infant formula licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Supplemented term infant formulas manufactured by four of our licensees are currently being sold in the United States. Our sales of nutritional oils for infant formula were approximately $189.1 million, $161.3 million and $107.1 million in fiscal 2005, 2004 and 2003, respectively. Mead Johnson Nutritionals accounted for approximately 49%, 55% and 57% of our total product sales in fiscal 2005, 2004 and 2003, respectively. Abbott Laboratories accounted for approximately 17%, 16% and 16% of our total product sales in fiscal 2005, 2004 and 2003, respectively. Wyeth accounted for approximately 11%, 11% and 14% of our total product sales in fiscal 2005, 2004 and 2003, respectively. Nestle accounted for approximately 11% and 8% of our total product sales in fiscal 2005 and 2004, respectively. In addition, due to the success of fortified infant formula, several of our licensees are selling extension products beyond infant formula, which contain our oils and are targeted for children ages nine months to two years of age.
Applications for Pregnant and Nursing Women
DHA is transferred from the mother to the fetus during pregnancy and particularly during the last trimester. Following birth, the mother transfers DHA to her newborn through breast milk. Therefore, an adequate intake of DHA during pregnancy and nursing is thought to be important and many public health agencies such as the World Health Organization (“WHO”) and International Society for the Study of Fatty Acids and Lipids (“ISSFAL”) have made recommendations for DHA intake during the perinatal period. During the PeriLip meeting, a European Union supported Consensus Conference on “Dietary Fat Intake During the Perinatal Period” (September 2005, Germany), the following recommendation was made regarding DHA supplementation: “pregnant and lactating women should aim to achieve a dietary intake of n-3 LCPUFA [omega-3 long-chain polyunsaturated fatty acid] that supplies a DHA intake of at least 200 mg/day.”
Supplementation of breastfeeding mothers with DHA has shown to increase the level of DHA found in breast milk. Studies show benefits for breastfed infants of DHA-supplemented mothers:
•	A study conducted by Dr. C. Jensen and others published in 2005 in the American Journal of Clinical Nutrition noted that infants of mothers who supplemented with Martek DHA™ while breastfeeding had improved psychomotor skills at 2 1/2 years of age. The study involved 227 breastfeeding mothers who were given a 200 mg capsule of Martek DHA™ or placebo daily for 4 months beginning 5 days after delivery and revealed that children of DHA-supplemented mothers scored significantly higher on the Bayley Psychomotor Development Index (PDI), when compared to the children of the non-supplemented breastfeeding mothers. The study also confirmed that DHA supplementation while breastfeeding effectively increases DHA levels in the mother’s milk as it noted that the mothers supplemented with DHA had 75% more DHA in their breast milk than the control group and their infants had 35% higher DHA blood levels than the control group infants. This study was partially funded by Martek.

•	A statistical analysis of many previously reported studies was conducted by Dr. J. Cohen and others. This analysis, published in 2005 in the American Journal of Preventive Medicine, described a risk/benefit associated with the prenatal intake of DHA on infant cognitive development. The analysis showed that an increase to maternal DHA intake yielded modest improvement in child IQ.

•	A study conducted by Dr. I. Helland and others published in 2003 in Pediatrics found that mothers who supplemented their diet with fatty acids rich in DHA during pregnancy and nursing gave birth to children who scored higher on standardized intelligence and achievement tests at four years of age than those whose mothers supplemented with fatty acids that do not contain DHA. According to the study, data demonstrated that children born to mothers who had taken cod liver oil, which is rich in DHA and other omega-3 fatty acids, during pregnancy and nursing scored significantly higher (approximately 4.1 points) on the Mental Processing Composite of the K-ABC test as compared to children whose mothers had received corn oil.

•	A study conducted by Dr. C. Smuts and others published in 2003 in Obstetrics and Gynecology found that expectant mothers at risk for pre-term birth, who increased their dietary intake of DHA during the last trimester of pregnancy through DHA enriched eggs, increased their length of gestation by six days compared to mothers who received regular eggs during late pregnancy. These researchers also published in the July/August 2004 issue of Child Development their study results showing that infants whose mothers had high DHA levels at birth had improved attention skills at 18 months of age.
Additional research is underway to further evaluate DHA supplementation during pregnancy and nursing. We are currently providing DHA supplements to several researchers who are evaluating potential benefits of maternal DHA supplementation during pregnancy and nursing on pregnancy outcomes and infant development.
Mead Johnson Nutritionals has begun selling a product in the United States, Expecta™LIPIL®, which contains our DHA oil and targets pregnant and nursing women. First Horizon Pharmaceutical® has recently launched a prescription prenatal supplement OptiNate™ containing Martek DHA™, Mission Pharmacal will soon launch a prescription prenatal supplement CITRICAL® Prenatal + DHA containing Martek DHA™ and Vincent Foods, LLC has begun offering Oh Mama! nutrition bars containing Martek DHA™, all of which also target pregnant and nursing women.
Cognitive Function, Cardiovascular Health and Other Human Applications
Investigators at universities around the world and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. We, as well as others, are supporting studies to further investigate the potential benefit of DHA supplementation on cardiovascular health, and we, as well as others, are conducting research regarding the impact of DHA supplementation on certain visual and neurological disorders.
DHA and cognitive function– Discussed below are the findings of several published studies that highlight the benefits of DHA on the risk of Alzheimer’s disease and age related dementia.
•	Three recently published reports further support the potential neurological benefits of DHA.
o	A scientific review on DHA performed by Dr. J. Marszalek and Dr. H. Lodish published in 2005 in Annual Review of Cell and Developmental Biology suggests the significant role that DHA plays in the maintenance of normal neurological function.

o	The results of an in vitro study conducted by Dr. W. Lukiw and others published in 2005 in the Journal of Clinical Investigation suggest that DHA intake could benefit people with Alzheimer’s disease by lowering the accumulation of amyloid-B peptides, which are associated with brain aging and Alzheimer’s.

o	The results of an in vitro study conducted by Dr. S. Florent and others published in 2005 in the Journal of Neurochemistry notes that DHA enrichment likely induces changes in neuronal membrane properties that may assist in the prevention of Alzheimer’s disease and other neurodegenerative diseases.
•	In 2004, the results of an animal study conducted by the Dr. F. Calon and others and the UCLA School of Medicine and published in the journal Neuron noted the effects of Martek’s DHA on the advancement of Alzheimer’s disease in laboratory mice. The study found that a diet rich in DHA significantly lessened the memory loss and cell damage associated with Alzheimer’s disease in laboratory mice. This laboratory has extended these findings during 2005 with additional data. In vitro research conducted by Dr. N. Bazan and published in 2005 in Molecular Neurobiology has detected a metabolite of DHA that appears to have a protective role in neural cell survival and Alzheimer’s disease.

•	In 2003, results from a study by Dr. E. J. Schaefer and others on a subset of subjects from the Framingham Study were published, suggesting that increasing DHA levels in the blood by eating more than two servings of fish per week was associated with up to a 48 percent reduction in the risk of dementia in elderly men and women. The reduction in the risk of dementia was not correlated with EPA consumption. The study conducted over a ten year period included 899 men and women with a mean age of 75.

•	In 2003, the results of a study conducted by Dr. M.C. Morris and others published in the Archives of Neurology indicated that weekly consumption of fish and dietary intake of DHA, but not other omega-3 fatty acids, are associated with a reduced risk of Alzheimer’s disease by up to 60 percent. The study examined whether fish consumption and the associated intakes of omega-3 fatty acids would afford a protective effect against Alzheimer’s disease. A total of 815 subjects, aged 65 to 94, who were initially unaffected by Alzheimer’s disease, participated in the study and were followed for an average of 3.9 years for the development of Alzheimer’s disease. The study showed that in those individuals consuming the highest amounts of dietary DHA, the risk of developing Alzheimer’s disease was reduced by up to 60 percent. The risk of developing Alzheimer’s disease was not correlated with EPA consumption. Additional research is needed to evaluate the role, if any, of DHA in reducing the risk of developing these diseases.
In 2005, the Agency for Healthcare Research and Quality (“AHRQ”) of the United States Department of Health and Human Services issued a report on the effects of omega-3 fatty acids on cognitive function with aging, dementia and neurological diseases. They stated “Total omega3 FA [omega-3 fatty acid] consumption and consumption of DHA (but not ALA or EPA) were associated with a significant reduction in the incidence of Alzheimer’s.” Additional research is needed to evaluate the role, if any, of DHA supplementation in reducing the risk of developing these diseases.
DHA and cardiovascular health– Discussed below are the findings of several published studies that highlight the benefits of DHA on cardiovascular health while, in some cases, cautioning people of the potential risks associated with the intake of certain fish.
•	The results of a study conducted by Dr. K. Maki and others and published in the Journal of the American College of Nutrition in 2005 demonstrated that Martek DHA™ lowered triglycerides. These subjects consumed 1.5 grams DHA per day or a placebo for six weeks. This study was sponsored by Martek.

•	In 2004, the findings of a study conducted by Dr. M. Engler and others were published in the International Journal of Clinical Pharmacology and Therapeutics relating to the effects of Martek’s DHA oil on endothelial function in children with high cholesterol (“hyperlipidemia”). Hyperlipidemia in children is a risk factor for early coronary heart disease. Clinical data demonstrated that when patients received a specialized diet supplemented with DHA, they showed improved endothelial function as compared to the specialized diet alone. Researchers found that when patients received DHA, they experienced significant improvements in their arterial flow, indicating that their arteries had become more flexible. These investigators also reported that DHA supplementation in these same children resulted in a favorable shift from small, dense LDL particles, known to be highly correlated with coronary heart disease, to large LDL particles. DHA supplementation also resulted in a significant favorable increase in HDL particle size. Martek provided supplements for this study at no cost and performed the fatty acid analysis.

•	In 2004, the AHRQ reported that “overall... consumption of omega-3 fatty acids from fish or from supplements of fish oil reduces all-cause mortality and various CVD [cardiovascular disease] events.” We believe that Martek DHA™ is an appropriate omega-3 fatty acid supplement.

•	Dr. K. Stark and Dr. B. Holub reported in 2004 in the American Journal of Clinical Nutrition that DHA supplementation of 32 postmenopausal women with 2.8 grams DHA from Martek’s DHA oil per day for 1 month resulted in a 20% reduction in triglycerides, a 6-10% increase in HDL cholesterol (“good” cholesterol) and a 7% reduction in heart rate relative to placebo, suggesting that DHA may favorably influence selected cardiovascular risk factors in postmenopausal women.

•	In 2002, in the publication Circulation, the American Heart Association (“AHA”) issued a Scientific Statement entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of omega-3 fatty acids, specifically DHA and EPA, from fish sources. The report concluded that consumption of such omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of omega-3 fatty acids:
•	decreased risk of sudden death and arrhythmia;

•	decreased thrombosis (blood clot);

•	decreased triglyceride levels;

•	decreased growth of atherosclerotic plaque;

•	improved arterial health; and

•	lower blood pressure.
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
•	In 2002, The New England Journal of Medicine published the results of a study directed by a team of researchers at The Johns Hopkins University. This study weighed the cardiovascular benefit of DHA derived from fish consumption, as compared to the cardiovascular health risk posed by the mercury content in certain fish. Researchers found that while high DHA levels were directly correlated with a lower risk for cardiovascular disease, high mercury levels were directly correlated with the risk of heart attack. Based on these findings, researchers concluded that, “High mercury content may diminish the cardioprotective effect of fish intake.”
In September 2004, the FDA announced that it would allow conventional foods and beverages and dietary supplements containing DHA and EPA to make a qualified health claim for reduced risk of coronary heart disease on their product packaging. A qualified health claim must be supported by credible scientific evidence. Upon review of this scientific evidence, the FDA concluded that supportive but not conclusive research shows that consumption of DHA and EPA may reduce the risk of coronary heart disease. This qualified health claim supports the benefit of Martek’s DHA-S oil, as it contains both DHA and small amounts of EPA.
While there is not yet a scientific consensus on the subject, a number of clinical studies, including several listed above, as well as others conducted by Australian and European researchers and published in Hypertension in 1999, the American Journal of Clinical Nutrition in 1997 and 2000, Diabetes Care in 2003, and the European Journal of Clinical Nutrition in 1996, have indicated that pure DHA sources, including Martek’s DHA oil, exhibit the main cardioprotective benefits traditionally ascribed to fish consumption or to the combination of DHA plus EPA. Such research has indicated that DHA, in the absence of EPA, may have the following effects on cardiovascular risk factors:
•	reduces triglycerides and raises the HDL or “good” cholesterol;

•	reduces blood pressure;

•	reduces heart rate; and

•	increases LDL and HDL cholesterol particle size.
Neuromins® DHA, our line of dietary supplements, is distributed and sold through many leading supplement manufacturers and is available, primarily through private label, in nutritional and health products stores nationwide. We also sell our supplement line directly to consumers and healthcare professionals. We are currently marketing food and beverage and animal feed applications to both U.S. and international companies. Several egg producers, including Gold Circle Farms®, are producing eggs and liquid eggs using our DHA. These eggs are sold in several grocery store chains in the U.S. and Europe. Priégola has launched Simbi + Omega-3 yogurt with Martek DHA™, which is now available in major supermarket chains throughout Spain and is being marketed to children and adults for its brain health benefits.
We are continuing to explore additional markets for our DHA and DHA-S oils including use in pharmaceuticals and other foods and beverages. We are in discussions with several companies in the nutritional and food and beverage markets to sell products containing our DHA and DHA-S oils for cognitive function, cardiovascular health and other applications and have signed a license and supply agreement with a major consumer food products company. We, along with our customers, are developing other DHA delivery methods, including powders and emulsions, to address these potential new markets.
Our sales of nutritional oils for adult supplements, food additives and other products were $5.4 million, $4.0 million and $3.1 million in fiscal 2005, 2004 and 2003, respectively.
CONTRACT MANUFACTURING
We provide contract manufacturing services at our Kingstree, South Carolina production facility. These services were assumed by us in connection with the September 2003 acquisition of FermPro Manufacturing, LP, who had been providing third-party manufacturing services since the mid-1960’s. During this time period, the Kingstree personnel have developed an expertise in large-scale fermentation with many different microorganisms, including algae, bacteria, fungi and yeast.
Martek’s Kingstree plant has approximately 500,000 liters of fermentation designated for use in contract manufacturing with additional fermentation capacity available as required. Kingstree also has numerous types of recovery equipment which allow us to efficiently customize production processes and state-of-the-art microbiological and analytical laboratories which provide highly automated product testing capabilities. Our facilities are especially well-suited for the contracted production of enzymes, specialty chemicals, vitamins, agricultural specialties and intermediates.
Our contract manufacturing customers have ranged from relatively small specialty chemical companies without in-house production capabilities to very large, multinational pharmaceutical companies who require or prefer a distinct site for the manufacture of a particular product line.
Our contract manufacturing revenues were $14.1 million and $13.9 million for the fiscal years ended October 31, 2005 and 2004, respectively.

MARTEK DETECTION PRODUCTS
We have identified, isolated and now sell powerful fluorescent dyes from various microalgae for use in drug discovery and diagnostic life science applications. Our fluorescence technology is a sensitive and direct method for detection of a specific binding event. The main advantages of fluorescence as a method of detection is that it is direct, fast, and relatively simple in that it does not require enzymatic steps for signal amplification or prolonged development times for signal measurement. Our fluorescent detection products include various fluorescent dyes used in protein detection, flow cytometry and high throughput screening. Our sales of advanced detection system products were less than $1 million in each of the last three years.
TECHNOLOGY
We apply our microalgal expertise and culturing technology to our library of live and preserved microalgal species and related database to achieve technical and commercial advantages. Certain fundamental and unique attributes of microalgae allow for the development and production of our products:
•	microalgae are a genetically diverse kingdom of organisms that have a range of physiological and biochemical characteristics; thus, they naturally produce many different and unusual fats, sugars, proteins and bioactive compounds that may have commercial applications, such as the fatty acids that are the principal ingredients in our oils, and highly sensitive fluorescent diagnostic products;

•	microalgae comprise a large, substantially unexplored group of organisms, and thus, provide a virtually untapped genetic resource that can be screened for a variety of new products, including pharmaceuticals; and

•	many microalgae can be successfully cultivated using conventional large-scale fermentation techniques and equipment, enabling economical production of commercial quantities of these valuable products.
Our scientists have discovered microalgal strains that selectively produce DHA in large amounts and are amenable to large-scale, heterotrophic culture using common commercial fermentation equipment used in the pharmaceutical, food and beverage and biotechnology industries under Good Manufacturing Practices (“GMP”) conditions. These microalgal strains and the conditions applied to achieve economical production of DHA form an important basis of our intellectual property. Our scientists also have developed and patented novel microalgal culturing systems that allow for the commercial production of other high-value compounds, such as fluorescent pigments, and for the rapid evaluation and scale-up of other microalgae of potential interest. Proprietary closed-system, illuminated photobioreactors and numerous techniques for maintaining microalgal monocultures form the basis of this technology.
Our product development process involves the following primary steps:
Identification of Appropriate Microalgae. We select specific microalgae to produce potentially marketable compounds through a comprehensive process, which involves developing a search and screening strategy based upon our extensive knowledge of microalgal physiology and the unique role played by the target compound in the survival of selected microalgal species, searching scientific literature and our proprietary microalgal database, and performing biochemical analyses and product-yield experiments on candidate strains. We currently maintain an in-house collection of over 3,400 strains of microalgae, which includes representatives of virtually all of the significant taxonomic microalgal groups. Equally important is our proprietary microalgal database, which contains biochemical and physiological data on the strains in the collection. We believe that our microalgal collection and associated database are among the largest such resources available in the world. We also have access to potentially useful microalgal strains outside of our collection through agreements with several research organizations. Coupled with our extensive microalgal expertise, these resources are used to identify organisms for initial testing. Further testing ultimately results in the selection of production strains.
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
Scale-up and Commercial Production. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have successfully scaled-up several microalgae capable of producing large amounts of DHA heterotrophically using common organic nutrients and salts. Heterotrophic culturing of these DHA-producing microalgae at commercially viable levels enables significantly lower production costs to be achieved, which were not possible prior to our achievements. Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of several U.S. patents. Similar patents have been issued in certain other countries and are pending in certain other countries around the world.
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
COLLABORATIVE AND LICENSING AGREEMENTS
We have entered into license agreements with 21 infant formula manufacturers, who collectively represent approximately 70% of the worldwide wholesale market for infant formula. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Under all of these agreements, we received up-front license fees and will receive either a) a flat rate price per kilogram upon the sale of our oils to our licensees, or b) a transfer price on sales of our oils to our licensees plus ongoing royalties based on our licensees’ sales of infant formula products containing our oils. The most significant license agreements have remaining terms ranging from approximately 15 to 25 years, contain no future funding commitments on our part or that of our licensees, and may be terminated by our licensees upon proper notification pursuant to the terms of each contract. Licensees have the right to buy other sources of DHA and ARA oils provided they still make royalty payments to us upon the sale of the final infant formula product containing the oils that are covered by our patents.
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
Under the terms of several of our license agreements, we are prohibited from granting a license to any party for the inclusion of our nutritional oils in infant formula with payment terms or royalty rates that are more favorable to such licensee than those provided in our agreements with our current licensees without either the prior written consent of the current licensees or prospectively offering such new favorable terms to these licensees. This restriction does not apply to any lump sum payments to us pursuant to a territorially restricted license under which the reduced payment is reasonably related to the reduced marketing opportunities available under such a restricted license.
In April 2004, we provided an exclusive license to Advance Bionutrition (“ABN”), a start-up company founded by a former officer of Martek, to sell certain ARA byproducts as aquaculture feed. This license and supply agreement has a term of three years and requires ABN to purchase all such ARA byproducts produced by us, up to a certain maximum. In addition, in August 2004, we granted ABN an exclusive license in the aquaculture field and non-exclusive license in the animal nutrition field for the sale of DHA. This agreement also has a term of three years and provides for certain minimum inventory purchases from Martek. We recognized revenues of approximately $800,000, $600,000 and $800,000 in fiscal 2005, 2004 and 2003, respectively, from sales of products to ABN.
In November 2001, we sold the assets consisting primarily of inventory and technology surrounding our former stable isotope product line to Spectra Gases, Inc., a privately held New Jersey company. As part of the agreement, we received approximately $800,000 for the assets of the group. We also retained an ongoing royalty from future reagent sales for five years up to a maximum of $500,000 and also received a 9% equity position and royalty interest in a new company that was formed to pursue the nuclear magnetic resonance protein structures in cell membranes. As of October 31, 2005, the value of the investment in the new company was fully reserved. We recognized approximately $100,000 in royalty revenue during each of fiscal 2005, 2004 and 2003 in connection with this arrangement.
In April 2004, we entered into a new 15-year agreement with DSM Food Specialties B.V. (“DSM”) under which they continue to be our contract supplier for nutritional oils containing ARA. Under the agreement, DSM will provide us with 100% of our ARA needs on a cost plus margin basis except as noted below. The agreement also provides for the grant to us by DSM of a license related to certain technologies associated with the manufacture of ARA and provides us with the ability to produce and sell ARA, to the extent allowed by the overall supply agreement. This grant involved a license fee totaling $10 million. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. During fiscal 2005, we demonstrated the ability to produce limited amounts of ARA in our plants. The agreement with DSM also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption, including animal feed products. In addition, we and DSM have agreed to contribute our complementary resources to cooperative marketing and joint research and development efforts to expand the applications and fields of use for ARA, with both parties sharing any economic benefits of such efforts.
In December 2003, we executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, we are contingently liable for milestone payments upon achievement of certain scientific results. As of October 31, 2005, a milestone payment of up to $2.5 million would be paid to the Company’s co-collaborator in fiscal 2006 if the milestone related to the current phase of the project is achieved.
We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2005, we were not committed to fund any future development activities under these arrangements. Certain of these agreements also commit us to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.
PRODUCTION

We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky, and Kingstree, South Carolina. We acquired the Winchester facility in 1995 and the Kingstree facility in 2003 through the acquisition of FermPro Manufacturing, LP. Both facilities have been significantly expanded since their acquisition, with the most recent being an expansion of the Kingstree plant that was completed in fiscal 2005, on which we have spent approximately $188 million since the inception of the project in fiscal 2003. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received a favorable rating of “excellent” or “superior” in audits by the American Institute of Baking (“AIB”).
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM recently completed its expansion of its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. This has allowed us to build our ARA inventory and we are continuing to build this ARA inventory in the short-term, until the Belvidere facility exhibits more consistent production performance. We are now receiving approximately one-half of our ARA from DSM’s Belvidere facility. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by us based on pricing established through this methodology and invoiced from DSM. As part of our April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. Our guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business. In addition, we are in the process of finalizing an amendment to the April 2004 agreement with DSM. This amendment, among other things, will establish our guarantee of DSM’s phase two expansion costs. This guarantee will have a maximum value of $40 million, with such amount being reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. As of December 31, 2005, this phase two proposed guarantee has been reduced to approximately $32 million, with this reduction occurring primarily in the second half of 2005 upon completion of DSM’s phase two expansion.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of the supply agreement entered into with DSM in April 2004. In connection with this agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. During fiscal 2005, we demonstrated the ability to produce limited amounts of ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services and have added additional ARA downstream processing capacity at Kingstree. Along with our pending ARA extraction capabilities at Kingstree, the addition of the third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales to the infant formula, dietary supplement and food and beverage markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively.
We also have several other contractual agreements with third-party manufacturers to assist in the production of our nutritional oils. Among them, we have an agreement for the production of DHA-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of October 31, 2005, our remaining obligation was approximately $1.8 million. We do not anticipate extending this third-party arrangement due to the recent refinement and scale-up of our internal production capabilities for DHA-S at both our Winchester, Kentucky and Kingstree, South Carolina facilities.
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a continuous basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand. If market demand subsides due to our inability to meet demand for our products, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
SOURCES OF SUPPLY
Our raw material suppliers for production of DHA oil include major chemical companies and food and beverage ingredient suppliers. We have identified and validated multiple sources for each of our major ingredients and do not anticipate that the lack of availability of raw materials will cause future production shortages.
From fiscal 2003 through early fiscal 2005, the demand for our nutritional oils by our customers for use in infant formula products exceeded production output and capacity and, as such, we limited the orders we accepted for our nutritional oils. Some of our customers responded to the shortages and inconsistent supply by building inventory, and we have had difficulty in predicting with certainty what our customers’ future ordering would be in light of limited visibility into our customers’ supply chains and expansion plans. To improve visibility into our customers’ planned orders and to better understand the base level of orders required to meet current demand, we have worked closely with our customers to obtain new order projections. To address our production output and capacity issues, we and DSM have added production capacity. As a result, we are no longer limiting the orders we accept for nutritional oils, and, furthermore, we have been able to accumulate and expect to maintain DHA and ARA finished goods inventory at levels which no longer constrain revenue growth.
RESEARCH AND DEVELOPMENT
The primary focus of our research and development activities has been the development and optimization of manufacturing processes for our nutritional oils and the development of more economical and stable DHA products for the food and beverage market. We perform research and development at three facilities: Columbia, Maryland, Winchester, Kentucky and Boulder, Colorado. Our research and development expenditures in fiscal 2005 were mainly associated with development activity at the Columbia, Maryland lab directed toward improving the quality, sensory properties and stability of our nutritional oils, optimizing production characteristics of microalgal strains, investigating the clinical health benefits of DHA and ARA fatty acids, and exploring the biochemical pathways utilized by microalgae to produce DHA. Additional research and development expenses incurred at our Winchester, Kentucky laboratory and manufacturing facility were directed towards increasing our production yields, reducing waste and continuing to improve the quality of our oils. Research conducted at our lab in Boulder, Colorado is focused on developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds in connection with a Canadian-based collaborator, investigating the feasibility of utilizing our proprietary genes to produce other bioactive compounds with application in the healthcare fields and developing new ingredient forms and applications technology for DHA-enriched food and beverage products. We incurred total research and development expense of approximately $20.5 million, $18.6 million and $13.2 million in fiscal 2005, 2004 and 2003, respectively.
SALES AND MARKETING
Our nutritional oils are marketed and sold primarily to the infant formula, dietary supplement and food and beverage industries. Infant formula manufacturers are required to purchase a license from us in order to use our DHA and ARA oils in infant formula. To date, we have entered into license agreements with 21 infant formula manufacturers who represent approximately 70% of the world’s wholesale infant formula market. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Due to the success of the fortified infant formula products, several of our licensees have also begun selling extension products beyond infant formula, which contain our oils and are targeted to children ages nine months to two years of age. In addition, Mead Johnson Nutritionals has begun selling a product in the United States, Expecta™LIPIL®, which contains our DHA oil and targets pregnant and nursing women. First Horizon Pharmaceutical® has recently launched a prescription prenatal supplement OptiNate™ containing Martek DHA™, Mission Pharmacal will soon launch a prescription prenatal supplement CITRICAL® Prenatal + DHA containing Martek DHA™ and Vincent Foods, LLC has begun offering Oh Mama! nutrition bars containing Martek DHA™ , all of which also target pregnant and nursing women.
Neuromins® DHA, our line of dietary supplements, is distributed and sold through many leading supplement manufacturers and is available, primarily through private label, in nutritional and health products stores nationwide. We also sell our supplement line directly to consumers and healthcare professionals. We are currently marketing food and beverage and animal feed applications to both U.S. and international companies. Several egg producers, including Gold Circle Farms®, are producing eggs and liquid eggs using our DHA. These eggs are sold in several grocery store chains in the U.S. and Europe. Priégola has launched Simbi + Omega-3 yogurt with Martek DHA™, which is now available in major supermarket chains throughout Spain and is being marketed to children and adults for its brain health benefits.
We are continuing to explore additional markets for our DHA and DHA-S oils including use in pharmaceuticals and other foods and beverages. We are in discussions with several companies in the nutritional and food and beverage markets to sell products containing our DHA and DHA-S oils for cognitive function, cardiovascular health and other applications and have signed a license and supply agreement with a major consumer food products company. We, along with our customers, are developing other DHA delivery methods, including powders and emulsions, to address these potential new markets.
Consumer marketing efforts are performed primarily by our customers although we play a supportive role. Our infant formula licensees market their DHA and ARA supplemented formulas directly to the consumer and healthcare professionals. Our dietary supplement and food and beverage customers also create and implement their own advertising campaigns. We support these efforts through trade show participation and targeted direct mail campaigns as well as limited advertising and public relations campaigns.
Our line of fluorescent detection products is designed for use in a wide range of drug discovery and research applications. These products are marketed to large pharmaceutical research institutions through distributors, such as PerkinElmer Life Sciences Products, Beckman Coulter and EMD Biosciences, who have entered into distribution agreements with us. Our distributors perform most of the marketing surrounding this product line. Recently, we have developed additional product extensions on currently distributed products. We also sell directly to the consumer through our website.

COMPETITION
The healthcare and biological sciences industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical, specialized biotechnology and food and beverage companies, many of whom have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with our products and technologies. Academic institutions, governmental agencies and other public and private research organizations are also conducting research and development activities that may be competitive with our products. These organizations are seeking patent protection and may commercialize products and technologies on their own or through joint ventures that are competitive with our products and technologies. The existence of products and technologies of which we are not aware, or those that may be developed in the future, may adversely affect the marketability of the products and technologies that we have developed.
Fish oil-based products currently dominate the adult DHA supplement market and certain foods containing fish oils are on the market in various parts of the world. DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil and is used by certain of our licensees and other infant formula manufacturers outside the United States. Fish oil is generally less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line. Although fish oil is generally a lower cost product relative to our DHA, it has odor, stability and taste characteristics that may limit its usefulness in food and beverage products. Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is significantly more costly than regular fish oil. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
In November 2005, we announced the availability of a new and improved Martek DHA™ for use in food and beverage applications. The new and improved Martek DHA™ has enhanced food and beverage formulation capabilities, including better stability and easier formulation in some applications. We have also developed a more efficient manufacturing process that produces high levels of DHA at a significantly lower cost, making the DHA now cost competitive with certain forms of fish oil, on a price per DHA unit basis, and thereby potentially opening new markets to us.
Published reports have cited a number of fish oils as containing chemical toxins not present in our oils. In addition, we believe the combination of either fish oil or microencapsulated fish oil with a microbial source of ARA for use in infant formula would likely infringe upon our patent position in several countries.
The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, submitted a GRAS notification on January 2, 2002 seeking FDA concurrence that its fish oil source of DHA and its fungal source of ARA are GRAS when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA.
Reliant Pharmaceuticals launched Omacor, a DHA/ EPA ethyl ester, in the second half of 2005 for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. We expect additional studies to expand the approved indications for Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.
We believe that our nutritional oils have the following advantages over fish oil and other currently available sources of DHA and ARA for use in infant formula, as food and beverage ingredients, or as dietary supplements:
•	our oils do not have the odor, stability, taste characteristics, or impurities that may limit the usefulness of DHA derived from unencapsulated fish oil;

•	our oils can be blended in a variety of mixtures in precise ratios for specific applications, whereas the composition of fish oils may vary;

•	each of our oils used in infant formula is comprised of a fatty acid blend that does not contain certain other fatty acids in significant quantities such as eicosapentaenoic acid (“EPA”), which may not be appropriate for consumption by infants.

•	our oils do not contain substances found in certain fish oils such as methylmercury, polychlorinated biphenyls (“PCBs”), dioxins and other toxic contaminants;

•	our oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, more amenable to the spray drying process required for powdered formula;

•	our oils are not produced from animal sources and, therefore, may be more desirable for use in food and beverage products requiring vegetable-sourced DHA;

•	our oils are produced from renewable, sustainable natural resources, unlike fish oil;

•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from the phospholipid form found in egg yolk lipids; and

•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.

At this time, our oils are the only DHA and ARA oils cleared by the FDA for inclusion in infant formula in the U.S.
Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be several manufacturers in China attempting to produce an algal source of DHA. At this time, we are uncertain of the overall status and commercial potential of these development efforts or if these companies will present a competitive threat in the future.
Small amounts of DHA and ARA can be derived from egg yolk lipids, but DHA and ARA of this type are not in the same molecular form as that predominantly found in breast milk (i.e., phospholipid vs. triglyceride). DHA and ARA derived from egg yolks are currently being added to some brands of infant formula marketed by Royal Numico and several smaller companies. We believe that the processes to produce DHA and ARA from egg lipids are more costly than the processes that we use for producing DHA and ARA from microbial sources. Furthermore, the addition of DHA and ARA from egg yolks at levels equivalent to those found in human breast milk may result in dietary levels of lecithin and cholesterol in excess of those found in human breast milk.
Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, has been actively marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States, China and Europe. We have filed a patent infringement suit against Nutrinova in both the United States and Germany. These lawsuits are further described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.” In December 2005, it was announced that Nutrinova’s DHA business has been sold to Lonza Group LTD, a Swiss chemical and biotechnology group.
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
PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY
We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending of DHA and ARA oils for use in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996, we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and dietary supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent makes it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils in the U.S. without violating our patents. A U.S. patent was granted in 1997, which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998, a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils, as well as the blending of these oils for use in infant formula.
We also own patents and applications that cover algae fermentation processes, lipid extraction/purification, genomic-based approaches to lipid production, arachidonic acid production and use, animal feeding protocols, and food and beverage applications for PUFAs, as a result of the OmegaTech purchase in 2002. From 1992 to 2005, seven U.S. patents were issued covering the use of algae in the production of omega-3 PUFAs (e.g. DHA), and the use of such PUFAs in such products as human foods and beverages, animal feed, aquaculture and the resulting fortified meat, seafood, milk and eggs. Additional patent applications directed to this technology are still pending. From 1994 to 2003, eight U.S. patents were issued covering the fermentation of microorganisms in low chloride fermentation medium. Small microorganisms, the use of such microorganisms in aquaculture, and the resulting products are also claimed. Additional patent applications covering this technology are still pending. From 1996 to 2004, six U.S. patents were issued covering the use and production of ARA using a variety of fungi. Additional patent applications covering this technology are still pending. Other U.S. patents have been issued and a number of patents are pending worldwide.
We are the exclusive licensee of two U.S. patents and numerous foreign patents and applications covering production, sale and use of our SensiLight™ dyes. We have U.S. and foreign patents and applications and are the exclusive licensee of U.S. and foreign patents and applications covering the fractionation of lipids.

Our success is dependent in part on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 66 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2006 and 2021. Our core infant formula-related patents expire between 2011 and 2015. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have approximately 603 issued patents and pending applications worldwide. There can be no assurance that:
•	any patent applications filed by, assigned to or licensed to us will be granted;

•	we will develop additional products that are patentable;

•	any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions;

•	any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or

•	issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable.
Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. Our patent rights on our products therefore might conflict with the patent rights of others, whether existing now or in the future. Alternatively, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling the affected products.
It is our corporate policy to vigorously protect our substantial investment in the research and development of our products and to continue to enforce our patent and other intellectual property rights against third parties who engage in the unauthorized manufacture, sale, or use of our technology.
We currently have several challenges to our European patents covering our DHA oils, ARA oils and DHA and ARA blended oils and these challenges as well as our lawsuit against others for infringement of our patents are described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.” Patent litigation costs were approximately $3.6 million in fiscal 2005.
We expect that, in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We believe that additional challenges to our suite of U.S. patents may arise in the future. We will likely incur substantial costs in the future protecting and defending our patent and other intellectual property rights.
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
GOVERNMENT REGULATION AND PRODUCT TESTING
Our products and our manufacturing and research activities are subject to varying degrees of regulation by a number of state and federal regulatory authorities in the United States, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “FDC Act”). The products developed by us are subject to potential regulation by the FDA as food and beverage ingredients, dietary supplements, drugs and/or medical devices. The regulatory status of any product is largely determined by its intended use.
Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food and beverage additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe food and beverage ingredients. Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. The FDA has established detailed GMP, labeling and other requirements for drugs, medical devices, infant formulas, foods and beverages and dietary supplements. The requirements for drugs, medical devices and infant formulas generally are much more stringent than the requirements for foods and beverages and dietary supplements.
Our infant formula licensees are responsible for obtaining the requisite regulatory clearances to market their products containing our oils. Sales of our products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country.

In May 2001, the FDA completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first product introduction in February 2002, supplemented infant formulas manufactured by four of our licensees have been sold in the United States: Mead Johnson Nutritionals under the Enfamil®LIPIL® brand; the Ross Products Division of Abbott Laboratories under its Similac® ADVANCE® brand; Nestle under its Good Start® Supreme DHA & ARA and NAN® DHA & ARA brands; and PBM Products Inc. under the brand Bright Beginnings™ and under private label brands, including Wal-Mart Parent’s Choice™. These supplemented infant formulas include term, pre-term, soy-based, specialty and toddler products.
The FDA regulates the use and marketing of dietary supplements under the provisions of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). We are currently selling several lines of DHA dietary supplements. In addition, we are researching and developing new applications for our DHA and ARA oils. We believe that our DHA and ARA are not new dietary ingredients and, as such, are not subject to premarket notification requirements when marketed for use as dietary supplements. There can be no assurance that the FDA would agree that a premarket notification is not required or that we will be able to comply with the requirements of DSHEA or any regulations that the FDA may promulgate thereunder.
In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a Novel Food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil as a Novel Food ingredient in the European Community. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications.
Our fluorescent detection and other products derived from microalgae are subject to potential regulation by FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that we or our licensees or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket authorizations or that the FDA ultimately would authorize the marketing of such products on a timely basis, if at all.
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
Some of our products are in research or development phases. We cannot predict all of the regulatory requirements or issues that may apply to or arise in connection with our products. Changes in existing laws, regulations or policies and the adoption of new laws, regulations or policies could prevent us or our licensees or collaborators from complying with such requirements.
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
In connection with the manufacture of certain of our products, we are required to adhere to applicable current GMP regulations as required by the FDA. GMP regulations specify component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. The GMP requirements for foods and beverages, infant formulas, drugs and medical devices vary widely. As the manufacturer of DHA and ARA that are marketed as dietary supplements and used as food and beverage ingredients in infant formulas sold in the United States, we are subject to GMP and various other requirements applicable to food and beverage ingredients and dietary supplements. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant food and beverage ingredient and dietary supplement requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.
As large scale manufacturing facilities, our plants in Winchester, Kentucky and Kingstree, South Carolina are required to abide by applicable federal and state environmental and safety laws, including regulations established by the Environmental Protection Agency (“U.S. EPA”) and the Occupational Safety and Health Administration (“OSHA”). In addition to the normal standards for heavy industrial manufacturing facilities, our solvent extraction process includes the use of hexane, which is extremely flammable and subject to emission requirements. Ongoing compliance with environmental and safety laws is monitored by periodic inspections by the U.S. EPA and OSHA. If we fail to abide by these laws we could receive fines, or if the violations were serious enough, our operations could be shut down until the problems are fixed. Such penalties could have a material adverse effect on our ability to manufacture our nutritional oils, and our financial results could be negatively impacted. While the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or competitive position. Current estimates indicate that total company-wide capital expenditures for environmental compliance are not expected to be material in fiscal 2006. See Item 3 of Part I of this Form 10-K, “Legal Proceedings,” for further discussion.
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
EMPLOYEES
As of October 31, 2005, we had 582 full-time employees, two of whom are M.D.s and 34 of whom have Ph.D.s. Approximately 116 employees are engaged in research and development and contract related research and development activities, 355 are engaged in production or production development related activities and 111 are in administrative, business development and sales and marketing positions. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Our directors and executive officers are as follows:

Name	Age	Position
James R. Beery(2)(3)	64	Director
Robert J. Flanagan (1)(3)	49	Director
Jerome C. Keller	63	Director
Henry Linsert, Jr.	64	Chairman, Chief Executive Officer and Director
Gordon S. Macklin	77	Director
Douglas J. MacMaster, Jr.(1)(3)	75	Director
John H. Mahar(1)	71	Director
Sandra Panem, Ph.D.(2)	59	Director
Richard J. Radmer, Ph.D.	63	Director
Eugene H. Rotberg(2)(3)	75	Director

David M. Abramson	52	Senior Vice President, Corporate Development
George P. Barker	66	Senior Vice President, General Counsel and Secretary
Peter L. Buzy	46	Chief Financial Officer and Treasurer
Steve Dubin	52	President
Barney B. Easterling	60	Senior Vice President, Manufacturing
James H. Flatt, Ph.D.	46	Senior Vice President, Research
Peter A. Nitze	47	Chief Operating Officer

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Nominating and Corporate Governance Committee
Directors:
Mr. Beery served as Senior Vice President and General Counsel for SmithKline Beecham and subsequently GlaxoSmithKline from 1993 until his retirement in 2001. Prior to that, Mr. Beery practiced law with international law firms in New York, Tokyo and London, including serving as Managing Partner of the London office of Morrison & Foerster, specializing in strategic transactions and general corporate matters for a variety of industries. Following his retirement from GlaxoSmithKline, Mr. Beery is Senior Of Counsel to the London office of Covington & Burling. Mr. Beery also serves as a director for deCODE genetics, Inc. and Orchid Cellmark, Inc. Mr. Beery has been a director of Martek since March 2004. His term expires in 2006.
Mr. Flanagan is Executive Vice President of Clark Enterprises, Inc. (“Clark”), one of the largest privately-held construction companies in the United States, a position he has held since 1989. Prior to joining Clark, Mr. Flanagan was the Treasurer, Secretary and member of the Board of Directors of the Baltimore Orioles, Inc. and was also employed as a member of Arthur Andersen’s audit division in the Washington, D. C. office. Certified as a public accountant in Washington, D.C., Mr. Flanagan has been a director of Martek since April 2002. His term expires in 2006.
Mr. Keller retired from his position as Martek’s Senior Vice President of Sales and Marketing in 2005, a position he held since 1997. Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck, most recently as Vice President of Sales from 1986 to 1993. In this position, he was responsible for all U.S. sales operations, including the direction of a support staff of 4,500 personnel and a sales volume of $4.2 billion. Mr. Keller also serves as a director of WebMD Health Corp. Mr. Keller has been a director of Martek since October 2005. His term expires in 2008.
Mr. Linsert joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988, he was primarily engaged as President of American Technology Investments Corp., a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. His term expires in 2006. Mr. Linsert will retire as Chief Executive Officer on June 30, 2006 and will continue as Chairman of Martek’s Board of Directors.

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
Mr. MacMaster served in various management positions at Merck & Co., Inc. (“Merck”) from 1961 to 1988, at which time he was appointed Senior Vice President responsible for ten divisions, including Manufacturing and Technology, and Pharmaceutical Manufacturing. Mr. MacMaster retired from Merck in 1991 and currently serves as a director for Neose Technologies, Inc. (biotechnology) and Stratton Mutual Funds. Mr. MacMaster has been a director of Martek since 1993. His term expires in 2007.
Mr. Mahar has served as President of Hillside Management, a consulting firm, since 1992. From 1991 to 1992, Mr. Mahar was a Vice President at Salomon Brothers Inc., serving as a principal for the Venture Capital Fund. From 1985 to 1991, Mr. Mahar was Executive Vice President and Chief Operating Officer of Elf Technologies, Inc., a venture capital firm. Mr. Mahar was reelected as a director of Martek in February 1993. Prior to that time, he served as a director of Martek from 1988 until 1991. His term expires in 2007.
Dr. Panem is a partner in Cross Atlantic Partners, an investment company specializing in biotechnology and healthcare. Prior to 1999, Dr. Panem was President of Vector Fund Management, L.P. (“VFM”), which focused on later-stage companies. Prior to joining VFM, she served as Vice President and Portfolio Manager for the Oppenheimer Global BioTech Fund, a mutual fund that invested in public and private biotechnology companies. Prior to joining Oppenheimer, Dr. Panem was a Vice President at Salomon Brothers Venture Capital, a fund focused on early and later-stage life sciences and technology investments. Dr. Panem has been a director of Martek since May 1995. Prior to that time, she served as a director from June 1990 until February 1993. Dr. Panem also serves as a director for Bioject, Inc. (healthcare equipment manufacturer). Her term expires in 2008.
Dr. Radmer, a founder of Martek, has served since 1985 as a director. He served as our President and Chief Scientific Officer from our inception through March 2003. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. His term expires in 2006.
Mr. Rotberg has been an independent advisor to international development and financial institutions since 1990. From 1987 to 1990, Mr. Rotberg was Executive Vice President and a member of the Executive Committee at Merrill Lynch & Co., Inc. From 1969 to 1987, Mr. Rotberg was Vice President and Treasurer of the World Bank. Mr. Rotberg has been a director of Martek since 1992. His term expires in 2007.
Executive Officers (in addition to Mr. Linsert):
Mr. Abramson joined Martek in 2003 as head of Corporate Development. Prior to joining Martek, he was the Executive Vice President and General Counsel for U.S. Foodservice from 1996 to 2003. In this position, Mr. Abramson oversaw the legal and regulatory affairs of U.S. Foodservice, a large foodservice distributor in the United States, and advised on business development opportunities for this company. U.S. Foodservice became a subsidiary of Royal Ahold in 2000. In addition, Mr. Abramson was also the Executive Vice President for Legal Affairs at Ahold, U.S.A. from 2000 to 2003. Mr. Abramson also served on the Board of Directors of U.S. Foodservice from 1994 to 2003. Prior to joining U.S. Foodservice, from 1983 until 1996, Mr. Abramson was a partner at Levan, Schimel, Belman & Abramson, P.A., now a part of Miles & Stockbridge. Mr. Abramson graduated from George Washington University in 1975, where he obtained a Bachelors of Business Administration in accounting. He received his Juris Doctor degree, with honors, from the University of Maryland School of Law in 1978. Mr. Abramson is a member of the Maryland Bar.
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
Mr. Dubin joined Martek in 1992, where he served in various management positions, including CFO, Treasurer, Secretary, General Counsel and Senior Vice President of Business Development. In 2000, he moved to a part-time position of Senior Advisor — Business Development, a role he filled until his election to President of Martek in September 2003. He also spent time during 2000 through 2003 co-founding and co-managing a

Maryland-based, angel-investing club that funds early-stage, high-potential businesses. He was also “Of Counsel” to the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. during part of 2001 and 2002. Prior to 1992, Mr. Dubin worked in the financing and management of early-stage businesses and, over a period of 12 years, served in various positions at Suburban Bank, now part of Bank of America, including Vice President and Treasurer of their venture capital subsidiary, Suburban Capital Corporation. Mr. Dubin received a B.S in accounting from the University of Maryland and a Juris Doctor degree from the George Washington University. Mr. Dubin is a Certified Public Accountant and a member of the Maryland Bar. Mr. Dubin will become Chief Executive Officer of Martek upon Mr. Linsert’s retirement on June 30, 2006.
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
Dr. Flatt joined Martek in 2002 as Senior Vice President, Research and Development. Prior to joining Martek, Dr. Flatt was the Vice President of Research and Development for OmegaTech, Inc., a DHA producer in Boulder, Colorado that was acquired by Martek in April 2002. In his position with OmegaTech, Dr. Flatt managed all corporate research and development, including discovery, ingredient technology, food and analytical sciences and process development. Prior to joining OmegaTech in 2000, Dr. Flatt held a position at Procter & Gamble and was Vice President of Fermentation and Process Research for the Kelco division of Merck, where he led the development and commercialization of several major new products and processing technologies. Dr. Flatt is the author of six patents and numerous professional papers. He received his B.S. in chemical engineering from the Massachusetts Institute of Technology, his M.S. in chemical engineering from the University of California — Berkeley, and his Ph.D. in chemical and biochemical engineering from the University of Wisconsin — Madison.
Mr. Nitze joined Martek in 2005 as Chief Operating Officer. Prior to joining Martek, Mr. Nitze served as Vice President of Operations at DRS Technologies, with responsibility for the alignment and deployment of the company’s manufacturing and supply chain resources. Before joining DRS Technologies, Mr. Nitze served as the Chief Operating Officer of Regulatory DataCorp, a New York City firm that provides risk management services to financial services institutions, from July 2002 to April 2004. Prior to joining Regulatory DataCorp, Mr. Nitze was the business leader of the Optoelectronics venture at Honeywell International from February 2000 to November 2001, where he had previously served as the head of global operations for the Amorphous Metals division. Mr. Nitze began his career at General Electric Co. in finance and subsequently held a variety of positions in engineering, marketing, supply chain and operations management. Mr. Nitze has over 20 years of operations and general management experience with small, medium and large companies. He holds two M.S. degrees in engineering from Stanford University and a B.A. degree from Harvard.
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
Financial information prepared in accordance with U.S. generally accepted accounting principles, including information about revenues from customers, measures of profit and loss, total assets, financial information regarding geographic areas and export sales, can be found in our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS.
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth herein, as well as other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.
You should be cautioned that the following important factors have affected, and in the future could affect, our actual results. There may also be additional factors not discussed in this report that could also affect future results. These factors could cause our future financial results to differ materially from those expressed in any forward-looking statements made by us. Forward-looking statements may relate to such matters as:
•	our ability to generate future revenues;

•	the commercialization of our products;

•	the expansion and ongoing operation of facilities producing our products;

•	our ability to produce adequate amounts of our products ourselves or through third-party manufacturers;

•	the optimization of production costs; and

•	our ability to enter into future business collaborations and marketing partnerships.
Forward-looking statements may include words such as “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. This list does not constitute all factors which you should consider prior to making a decision to invest in our securities. You should also not assume that the information contained herein is complete or accurate in all respects after the date of this filing. We disclaim any duty to update the statements contained herein.
A substantial portion of our nutritional oil products sales is made to four of our existing customers under agreements with no minimum purchase requirements. If demand by these customers for our nutritional oil products declines, our revenues may materially decline.
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 88% of our product sales revenue during the year ended October 31, 2005 was generated by sales of DHA and ARA to four customers, Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products declines, we may experience a material decline in our revenues.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products.
Our success depends upon achieving and maintaining a superior competitive position in the infant formula and adult nutritional product markets. Many potential competitors, which include companies such as BASF AG, Cargill Inc., Suntory Limited, Celanese Corporation, Lonza Group LTD and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and ARA for use in the adult market and for use in infant formula outside the U.S. If a competitor develops a better product or technology, our competitors’ products gain widespread acceptance, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
We are aware that other sources of DHA and ARA are, or may, be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	the Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its fish oil source of DHA and its fungal source of ARA are generally recognized as safe when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA;

•	Reliant Pharmaceuticals launched Omacor, a DHA/ EPA ethyl ester, in the second half of 2005 for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. We expect additional studies to expand the approved indications for Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts;

•	some infant formulas now on the market outside the United States use DHA derived from other sources, such as fish oil or eggs;

•	Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, has been actively marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States, China and Europe. We have filed a patent infringement suit against Nutrinova in both the United States and Germany. These lawsuits are further described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.” In December 2005, it was announced that Nutrinova’s DHA business has been sold to Lonza Group LTD, a Swiss chemical and biotechnology group.; and

•	other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.
Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products currently dominate the adult DHA supplement market and certain foods containing fish oils are on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If clinical trials do not continue to yield positive results on the benefits of DHA on cognitive function, cardiovascular health or other health applications, our future revenues may be limited in the food and beverage market and the dietary supplement market.
In addition to sales into the infant formula market, approximately 1% and 2% of our product sales revenues in the years ended October 31, 2005 and 2004, respectively, came from sales of our nutritional oils to the adult supplement and food and beverage markets. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA, our future revenues in these markets may be limited.
Our current patents may not be able to provide protection against competitive products and we may be unable to protect our intellectual property portfolio in the future.
European and United States patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our issued patents, or patents that we may obtain in the future, may not afford adequate protection against competing technology because governmental agencies may revoke our patents or may limit the scope of our patents or private parties may be successful in challenging the validity or enforceability of our patents. If any of these happen, companies may be able to produce products using our previously patented technology. A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2006 or 2007.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Suntory has responded to our appeal and BASF has until February 2006 to respond. The appeal process is not expected to be completed until 2007.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is expected to take approximately three to four years to complete, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and we expect it to appeal. The appeal process is not expected to be completed before 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova is accused of infringing to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. The case has now been limited to the five patents which Martek has sued Nutrinova for infringement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his decision in December 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006.

•	Suntory has opposed our blended oil patent in Japan, where we believe there currently are no sales of infant formula containing our blended oils. The patent was revoked by the Japanese Patent Office and the revocation upheld by the Tokyo High Court in September 2004. We appealed this decision to the Japanese Supreme Court and, as expected, that court has declined to hear the matter. Thus, the revocation of this patent has become final. With respect to our Japanese ARA patent, the same result has been reached.

•	With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter has not been scheduled, but is expected in the first calendar quarter of 2006. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005. No hearing date has been set, and is not expected before late 2006. At this point, it is not possible to indicate what the likely outcome of these two South Korean matters will be.
If any of the challenges described above or any other challenges to our patents that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils, decreases in the royalty revenues on sales of infant formula containing our oils and decreases in license fees related to our oils. If our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. The revocation of our European DHA patent, ARA patent or blended oils patent could result in a decrease in revenues under our license agreements.
We expect that in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We may incur substantial costs in the future protecting and defending our patents and cannot be sure that we will be able to successfully defend our patents or that our competitors will not be able to “design around” our intellectual property.
We have a single third-party supplier of our ARA with whom we have a contractual relationship. If this supplier of our ARA is unable to supply us with our required amounts of ARA or if an over-capacity situation by our supplier leads to higher cost ARA, our results of operations and/or financial position may be adversely affected.
We have entered into an agreement with a third-party manufacturer, DSM, to supply ARA out of its plants in Capua, Italy and Belvidere, New Jersey. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. If DSM fails to supply us with required amounts of ARA under our agreement, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA at one or both of our plants, which may be more costly and would also reduce our DHA oil production capacity, or enter into other third-party manufacturer supply agreements which we may not be able to do in a timely manner. Furthermore, due to certain contractual provisions, if our demand for ARA falls short of DSM’s supply capability, this excess capacity by our supplier would result in higher unit-based ARA costs to us. If we are unable to purchase or produce sufficient and/or cost-effective quantities of ARA, our future results of operations and/or financial position may be adversely affected.
If we are unable to successfully expand, continuously utilize and adequately manage our production capacity or enter into favorable agreements with third parties to produce our oils or if our suppliers fail to produce and supply us with adequate amounts of oil, our customers may not be able to obtain a sufficient supply of DHA and ARA from us and our future revenues from these products may be limited.
From fiscal 2003 through early fiscal 2005, the demand for our nutritional oils by our customers for use in infant formula products exceeded production output and capacity and, as such, we limited the orders we accepted for our nutritional oils. Some of our customers responded to the shortages and inconsistent supply by building inventory, and we have had difficulty in predicting with certainty what our customers’ future ordering would be in light of limited visibility into our customers’ supply chains and expansion plans. With this limited visibility into customer demand, we may be unable to provide the required quantities of oil cost-effectively, and we may have difficulties managing our product inventories or forecasting demand, which could result in shortfalls or excess supply. In addition, due to our historic production capacity issue, our customers may seek alternative sources of supply, delay entry into new markets or generally decrease their orders from us. Although some of our licensees have a right to manufacture DHA and ARA, we are not aware of any of our licensees doing so or preparing to do so. Our future revenues from sales of our nutritional oils may be limited if (a) we are unable to manufacture or cost-effectively manufacture our DHA-containing oil at our Winchester and Kingstree plants; (b) we are unable to enter into other satisfactory and timely third-party manufacturing agreements; (c) we and DSM are unable to produce adequate supplies of ARA and/or DHA-containing oils; (d) our licensees are able to find alternative sources for DHA or ARA; or (e) we are unable to adequately manage our production capacity in light of customer expectations and demand.
As we and our major suppliers increase production of our nutritional oils, we may experience certain risks associated with the start-up/ ramp-up of commercial manufacturing that could have a material adverse effect on our business, financial condition, and/ or results of operations.
We have completed our extensive expansion in Kingstree for the fermentation and processing of our nutritional oils and DSM has completed its ARA production expansion in Belvidere, New Jersey and Capua, Italy. When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we currently have production capacity for all DHA and ARA products in excess of $500 million in annualized sales of our oils to the infant formula, dietary supplement and food and beverage markets. Our and DSM’s ability to maintain commercial production at these higher levels has not been successfully tested. Further, we may have periods of overcapacity because of potential excess supply versus customer demand.
As we and our major suppliers increase our production, we may encounter many risks associated with our commercial manufacturing such as:
•	we may experience problems processing, handling and shipping the higher quantities of oil produced from our expanded facilities;

•	the costs of expanding, operating and maintaining our production facilities may exceed our expectations;

•	product defects may result;

•	lower than anticipated fermentation success rates may result;

•	lower downstream processing yields may result;

•	environmental and safety problems may result from our production process; and

•	regulatory issues relating to the scale-up and operation regarding our production process may arise.
If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition, and/ or results of operations.
We have significantly increased our manufacturing capacity and have incurred substantial costs in doing so. If we are unable to increase our revenues from our nutritional oils produced at these facilities, we may experience excess production capacity and we may be unable to recover these plant expansion costs.
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we have completed a build-out of our Winchester, Kentucky facility and have completed an extensive expansion of our Kingstree, South Carolina facility. The build-out at these two facilities was expensive, and our ability to recover the costs we incurred in the build-outs will depend on increased revenue from, and greater manufacturing efficiency achieved in the production of, our nutritional oils produced at these facilities. There are no assurances that we will be able to achieve these goals. We are currently in and may continue to face a period of excess production capacity. When experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability. In addition, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material.
Failure to effectively manage our growth could disrupt our operations and prevent us from generating the revenues and gross profit margins we expect.
In response to current and expected demand for our nutritional oils, we have been actively working to expand our production capabilities. To manage our growth successfully we must implement, constantly improve and effectively utilize our operational and financial systems while expanding our production capacity and workforce. We must also maintain and strengthen the breadth and depth of our current strategic relationships while developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth; we may not successfully control production costs and maintain current and anticipated gross profit levels; and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our growth, our business and future revenues will suffer.

Experts differ in their opinions on the importance of DHA and/or ARA in infant formula and the levels of DHA and/or ARA required to achieve health benefits for babies. Some experts feel that they are not necessary ingredients for infant development and that supplemented formulas will remain a premium product and never gain widespread acceptance worldwide. If clinical trials do not continue to yield positive results and certain favorable regulatory guidelines are not enacted, our future revenues in the infant formula market may be limited.
Our success in the infant formula industry depends on growing acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formula without our oils contains sufficient precursor fats that infants can convert into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, we are subject to the risk that the use of DHA and/or ARA in infant formula may never gain widespread acceptance worldwide.
Furthermore, a failure by one or more regulatory authorities to enact guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products could result in lower-potency formula products in specific affected countries which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula which permit inclusion of DHA and ARA ingredients containing higher levels of eicosapentaenoic acid (“EPA”) than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries.
Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage market.
Although we believe that the food and beverage market could be a large market for DHA fortification with our DHA-S oil, the potential in this market could be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor and texture for the duration of the shelf life of the food and beverage products. While DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals, milk and certain types of nutritional bars for which DHA fortification has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production processes. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on manufacturing issues over which we have little or no control.
If it is determined that large amounts of eicosapentaenoic acid (“EPA”) must be added to DHA in order to achieve optimal health benefits, we may never be able to gain large- scale entry into the food and beverage market.
The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health. In September of 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease. No minimum amounts for either DHA or EPA were established as prerequisites for the claim. Our DHA-S oil includes limited amounts of EPA and therefore products containing the DHA-S oil qualify for use of the qualified health claim. Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be on-going or conducted in the future. If the consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal health benefit, then our penetration of the food and beverage market may be limited.
Because infant formula pricing is very competitive, the premium that our oils adds to the cost of the formula may never allow it to be priced at levels that will allow worldwide acceptance by consumers.
Infant formula pricing is very competitive and the market is very sensitive to product price changes. Because the inclusion of our oils into infant formula may add 10% to 20% to the retail cost of standard infant formula, there is the risk that our licensees may not be able to sell supplemented products at prices that will allow them to gain worldwide market acceptance while, at the same time, remaining profitable. This may lead to price pressure on us. If we have to reduce our prices, we may not be able to sell products at a price that would enable us to be profitable. We are prohibited from granting a license to any party for the inclusion of our nutritional oils in infant formula with payment terms or royalty rates that are more favorable than those provided to the licensees under the terms of several of our current license agreements without either the written consent of those current licensees or prospectively offering such new more favorable terms to those current licensees.
If market demand for our products continues to grow, we may need significant additional capital to expand our production capability. We may also need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products.
As of October 31, 2005, we had approximately $33.3 million in cash, cash equivalents and short-term investments as well as $80 million of our revolving credit facility available to meet future capital requirements. We have completed our Kingstree expansion; however, our ability to meet future demand may require even further expansion of our production capability for our nutritional oils. We also may require additional capital to fund our internal build-up of inventory levels, research and development, product testing, and marketing activities. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; (c) whether or not we enter into collaborations with third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.
To continue to fund our growth, we will pursue various sources of funding, which may include debt financing, equity issuances, asset-based borrowing, lease financing, and collaborative arrangements with partners. In September 2005, we amended and expanded our secured revolving credit facility to $135 million and extended the term until September 2010. This debt financing arrangement requires us to comply with financial covenants, which we may not be able to meet if demand for our products was to significantly decline, if there was a significant change in our financial position or if our cash needs are greater than we currently anticipate. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. In August 2004, our shelf registration statement was declared effective by the SEC. The shelf registration statement enables us to issue debt securities, preferred stock, common stock and warrants in the aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. Future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patent rights, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs, which may have a material adverse effect on our future business.
The market price of our common stock may experience a high level of volatility due to factors such as the volatility in the market for biotechnology stocks generally, and the short-term effect of a number of possible events.
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending October 31, 2005, our common stock traded between $70.50 and $28.20 per share. During the fifty-two week period ending October 31, 2004, our common stock traded between $73.36 and $43.89 per share. The following are examples of items that may significantly impact the market price for our common stock:
•	announcements of technical innovations, new commercial products and product launches by us or our competitors;

•	arrangements or strategic partnerships by us or our competitors;

•	announcements of license agreements, acquisitions or strategic alliances;

•	announcements of sales by us or our competitors;

•	patent or other intellectual property achievements or adverse developments;

•	quarterly fluctuations in our revenues and results of operations;

•	failure or delay in expansion and continuous operation regarding our commercial manufacturing or failure or delay of our third-party manufacturers in expansion and continuous operation regarding their commercial manufacturing;

•	failure to enter into favorable third-party manufacturing agreements;

•	regulatory decisions (approvals or disapprovals) or changes concerning our products and our competitors’ products;

•	announcements related to threatened, new or existing litigation;

•	changes in our estimates of financial performance or changes in recommendations by securities analysts; and

•	general market conditions for growth companies and bioscience companies.
Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.
The market liquidity for our stock is relatively low. As of October 31, 2005, we had 32,026,595 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending October 31, 2005 was approximately 1.1 million shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of October 31, 2005, we had 32,026,595 shares of common stock outstanding, stock options outstanding to purchase an aggregate of approximately 3.9 million shares of common stock and warrants outstanding to purchase up to approximately 31,000 shares of common stock at an exercise price of $19.05 per share. Of these options and warrants, approximately 3.5 million were exercisable at January 11, 2006. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options and warrants for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
We have agreed to issue and register for resale up to 1,931,853 additional shares, to former OmegaTech stockholders and option holders pursuant to our Agreement and Plan of Merger with OmegaTech, if certain regulatory and financial milestones were achieved by October 31, 2004. The representative for these interest holders has asserted that shares related to two of these milestones should be issued, an assertion with which we do not agree. While we have not resolved this matter, a substantial number of these additional shares would be issued and become eligible for resale if it were determined that these two milestones were achieved. See Item 3 of Part I of this Form 10-K, “Legal Proceedings,” for further discussion. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, which could limit your ability to sell at a price satisfactory to you.
Our business would be harmed if we fail to comply with applicable good manufacturing practices as required by the FDA.
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
Our corporate compliance program cannot guarantee that we are in compliance with all potentially applicable federal and state regulations.
Our business is subject to extensive federal and state regulation. Current products and products in development cannot be sold if we or our customers do not obtain or maintain regulatory approvals. While we have developed and instituted a corporate compliance program, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations a range of actions could result, materially affecting our business and financial condition , including, but not limited to, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, or other sanctions.
Our business exposes us to potential product liability claims and recalls, and our insurance may not provide adequate coverage.
Our development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. In addition, as only a small amount of our oils resides in our customers’ end product, a recall of our oils could impact a much larger recall of our customers’ end products. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability and recall insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost, if a product liability claim is made against us, or if there is a product recall, whether fully covered by insurance or not, our business and future sales could be adversely impacted.
Our opportunity in the U.S. infant formula market may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program.
We estimate that of our total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half will come from Women, Infant and Children (“WIC”)-funded sales. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. WIC programs in all 50 states and the District of Columbia have adopted a brand of infant formula supplemented with our oils. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. If supplemented formulas are removed from WIC programs that previously adopted them or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited.

Our manufacturing process involves the handling of hazardous materials and the mishandling of these hazardous materials could result in substantial costs and harm to our business.
In connection with our research and manufacturing activities, we utilize some hazardous materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and management of hazardous materials and specified waste products. The cost of compliance with these laws and regulations could be significant. Moreover, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private party action if such hazardous materials are used, stored, handled, emitted or otherwise managed in violation of law or any permit. In addition, we could be subject to liability if hazardous materials are released into the environment. A substantial fine, penalty or judgment, the payment of significant environmental remediation costs or property or personal injury damages, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand for our nutritional oils.
We learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to a March 12, 2003 explosion that occurred at a public wastewater treatment plant in Winchester, Kentucky and relating to n-hexane. Current and former employees have testified before a federal grand jury that is investigating the matter. We further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the Winchester Municipal Utilities Commission on a number of matters including the March 12, 2003 explosion.
Our adoption of the Financial Accounting Standards Board’s SFAS No. 123 (revised 2004), “Share-Based Payment,” or alternative incentive compensation plans that we could adopt, could result in our recognition of significant additional compensation expense.
In October 2004, the Financial Accounting Standards Board concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. We will adopt SFAS 123R in the first quarter of fiscal 2006, and we currently plan to apply SFAS 123R’s modified prospective method, whereby a company recognizes share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. SFAS 123R and the related accounting is described in more detail in Note 1 to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements.” In December 2004 and January and May 2005, we accelerated the vesting of certain unvested stock options previously issued by us. The accelerations will enable us to avoid recording approximately $27 million of future compensation cost that would have been required to be recognized under SFAS 123R. After giving effect to these accelerations of vesting and based upon our projection of unvested stock options at the implementation date and potential future option grants, we expect the adoption to result in the recognition of additional compensation cost of approximately $3.0 million to $4.0 million during fiscal 2006. In light of our anticipated adoption of SFAS 123R, we and our compensation committee are reevaluating our current incentive compensation plans and may adopt new plans that involve equity, cash or other forms of incentive compensation that may increase the absolute amount or volatility of our future compensation expense.
Changes in foreign currency exchange rates or interest rates could result in losses.
Beginning in January of 2004, our purchases of ARA from DSM’s Capua, Italy plant were denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 1.0 million euros at October 31, 2005. The terms of these contracts are from 30 to 120 days.
We are a defendant in putative class action lawsuits which, if determined adversely, could have a material adverse affect on us.
As described in detail in this report under Part I Item 3. “Legal Proceedings,” we, our Chairman and Chief Executive Officer and our Chief Financial Officer were named as defendants in putative class action lawsuits filed in the United States District Court for the District of Maryland. The District Court consolidated these lawsuits into one action. The consolidated complaint generally seeks recovery of unspecified damages for persons who purchased our shares during the period from December 9, 2004 through April 27, 2005. The complaint asserts claims under federal securities laws arising from statements made in or omitted from our registration statement for our January 2005 public offering and several public statements made by the defendants during the purported class period, and alleges that we and the individually named defendants made materially false and misleading public statements and failed to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, concerning our business and prospects.
We intend to vigorously defend against the plaintiffs’ claims. As this litigation is in an initial stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Although we have director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for us for this litigation) in place, we are responsible for certain costs and expenses relating to the lawsuits. Also, a judgment in or settlement of this action could exceed our insurance coverage. If we are not successful in defending this action, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of this action may divert the attention of our management and other resources that would otherwise be engaged in running our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease an aggregate of approximately 60,000 square feet of laboratory, technical and administrative space in Columbia, Maryland. Our lease expires in January 2011.
We also lease an aggregate of approximately 19,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2008.
We own a fermentation and oil processing facility in Winchester, Kentucky where we produce our nutritional oils. The facility is located on 32 acres and occupies approximately 130,000 square feet holding multiple fermentation vessels totaling 1.2 million liters of capacity.
We also own a fermentation and oil processing facility in Kingstree, South Carolina where we produce our nutritional oils and provide contract manufacturing services. The facility is located on more than five hundred acres and occupies approximately 419,000 square feet currently holding multiple fermentation vessels totaling 2.8 million liters of capacity. Approximately 80% of the fermentation capacity is intended for the production of DHA and ARA with the remainder used for contract manufacturing.

ITEM 3. LEGAL PROCEEDINGS.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova in Germany, discussed below.
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2006 or 2007.
With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. The Company immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Suntory has responded to our appeal and BASF has until February 2006 to respond. The appeal process is not expected to be completed until 2007.
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is expected to take approximately three to four years to complete, during which time the patent will remain in full force and effect.
An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and we expect it to appeal. The appeal process is not expected to be completed before 2007.
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
We learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to the explosion at the Winchester wastewater treatment plant and relating to n-hexane. Current and former employees have testified before a federal grand jury that is investigating the matter. We further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the WMU on a number of matters including the March 12, 2003 explosion. While we cannot be certain of the outcome of the EPA investigation, we believe that the outcome of the investigation will not have a material impact on our financial condition or results of operations.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova is accused of infringing to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. The case has now been limited to the five patents which Martek has sued Nutrinova for infringement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his decision in December 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006.
With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter has not been scheduled, but is expected in the first calendar quarter of 2006. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005. No hearing date has been set, and is not expected before late 2006. At this point, it is not possible to indicate what the likely outcome of these two South Korean matters will be.

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We have asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. While we believe that our position is meritorious and that the milestone was not met, no assurance can be given as to the outcome of the litigation. On October 25, 2004, Mr. Zuccaro submitted a demand to the Judicial Arbitration and Mediation Service, seeking to arbitrate this dispute. In December 2004, the District Court ruled that the dispute over the milestone is not subject to arbitration. Thereafter, on February 9, 2005, Mr. Zuccaro filed an answer and counterclaim. We have filed a timely answer denying the allegations set forth in the counterclaim, and discovery is now complete. In December 2005, the District Court conducted a settlement conference, at which time no settlement was reached. Should the case proceed, we anticipate that we will file a motion for summary judgment in the first half of 2006. In the event that our motion for summary judgment is denied and the case proceeds to trial, we project that a trial would likely take place in late 2007.
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
These other putative class actions lawsuits are captioned as follows: Brocco v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1257; Sowattanangkul v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1309; Wright v. Martek Biosciences Corp., et. al., Case No. 05-1354; Epstein v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1508; Fujitake v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1514; and Peterson v. Martek Biosciences Corporation, et. al., Case No. MJG 05-CV-1556. The Court has entered Orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended.. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. We plan to file a motion to dismiss the consolidated complaint.
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
No matters were voted upon during the fourth quarter of fiscal 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is traded on the NASDAQ National Market System under the symbol MATK. As of January 11, 2006, there were approximately 358 holders of record of the Company’s common stock. The price of the Company’s common stock was $26.78 on January 11, 2006. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividend in the foreseeable future. Dividend payments are restricted under the Company’s Amended and Restated Loan and Security Agreement dated September 30, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company’s common stock as reported by NASDAQ:
Sales Price Range of Common Stock

Fiscal 2004	High	Low
November 1, 2003 - January 31, 2004	$69.10	$46.46
February 1, 2004 - April 30, 2004	$73.36	$55.80
May 1, 2004 - July 31, 2004	$72.69	$44.51
August 1, 2004 - October 31, 2004	$58.95	$43.89

Fiscal 2005	High	Low
November 1, 2004- January 31, 2005	$53.85	$38.50
February 1, 2005 – April 30, 2005	$70.50	$32.00
May 1, 2005 - July 31, 2005	$46.23	$33.57
August 1, 2005 - October 31, 2005	$52.48	$28.20
No repurchases of common stock took place during the fourth quarter of fiscal 2005.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data set forth below with respect to the Company’s consolidated statements of income for each of the years in the three-year period ended October 31, 2005 and with respect to the consolidated balance sheets as of October 31, 2005 and 2004 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for each of the years in the two-year period ended October 31, 2002 and the balance sheet data at October 31, 2003, 2002 and 2001 are derived from audited financial statements not included in this Form 10-K.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Year ended October 31,
In thousands, except per share data	2005	2004	2003	2002	2001
Consolidated Statements of Operations Data
Revenues
Product sales	$203,765	$170,565	$112,298	$46,055	$18,824
Contract manufacturing sales	14,087	13,928	2,439	—	—

Total revenues	217,852	184,493	114,737	46,055	18,824

Costs and expenses
Cost of product sales	120,865	103,423	66,347	29,794	12,554
Cost of contract manufacturing sales	12,516	11,570	2,192	—	—
Research and development	20,468	18,596	13,154	12,188	12,705
Selling, general and administrative	33,404	25,804	16,275	11,804	7,969
Other operating expenses	7,654	4,000	1,943	406	565
Restructuring charge	—	—	(250)	1,266	—
Acquired in-process research and development	—	—	—	15,788	—

Total costs and expenses	194,907	163,393	99,661	71,246	33,793

Income (loss) from operations	22,945	21,100	15,076	(25,191)	(14,969)
Other income, net	1,125	772	916	958	1,267

Income (loss) before income tax provision (benefit)	24,070	21,872	15,992	(24,233)	(13,702)
Income tax provision (benefit)	8,786	(25,176)	—	—	—

Net income (loss)	$15,284	$47,048	$15,992	$(24,233)	$(13,702)

Net income (loss) per share, basic	$0.49	$1.62	$0.63	$(1.10)	$(0.73)
Net income (loss) per share, diluted	$0.48	$1.55	$0.58	$(1.10)	$(0.73)

Shares used in computing basic earnings per share	31,164	29,033	25,510	21,982	18,864
Shares used in computing diluted earnings per share	32,032	30,386	27,417	21,982	18,864

	October 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheets and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$33,347	$42,650	$96,971	$22,419	$26,682
Working capital	124,208	68,195	106,218	30,457	31,501
Total assets	578,485	501,398	295,523	124,312	56,603
Long-term debt, notes payable and other long-term obligations	66,115	97,175	10,441	—	—
Long-term portion of unearned revenue	8,959	9,140	8,992	2,246	2,353
Accumulated deficit	(49,236)	(64,520)	(111,568)	(127,560)	(103,327)
Total stockholders’ equity	469,205	346,164	243,964	105,977	46,701
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, margin and productivity improvements and potential collaborations and acquisitions;

•	expectations regarding sales to and by our infant formula licensees;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchases of third-party manufactured oils;

•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding the effects of excess production capacity;

•	expectations regarding future research and development costs;

•	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;

•	expectations regarding possibly significant expenses to defend putative securities class action lawsuits alleging false and material misstatements and omissions of material facts concerning our business and prospects; and

•	expectations regarding our ability to protect our intellectual property.
Forward-looking statements include those statements containing words such as the following:
•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this annual report are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1A. Risk Factors and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
GENERAL
Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae, fungi and other microbes. Our leading products are nutritional oils used as ingredients in infant formula and foods and beverages and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that these fatty acids may enhance mental and visual development in infants, that they may play a pivotal role in brain function throughout life, and that they may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease. Further research is underway to assess the role of supplementation with our DHA on a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.
In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996 we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our fluorescent detection products. In 2001, the FDA completed a favorable review of our generally recognized as safe notification for the use of our DHA and ARA oil blend in specified ratios in infant formula. We have entered into license agreements with 21 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Supplemented term infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being sold in the United States.

In April 2002, we acquired OmegaTech, Inc. (“OmegaTech” or “Martek Boulder”), a low-cost algal DHA producer located in Boulder, Colorado. OmegaTech had been in the fermentable DHA business since 1987, and had accumulated over 100 issued and pending patents protecting its DHA technology. Its revenues mainly consisted of sales of DHA into the dietary supplement and animal feed markets. We acquired OmegaTech to obtain its low-cost DHA oil and related intellectual property for use in the adult supplements market and future use in the food and beverage markets.
In June 2002, the Australia New Zealand Food Standards Council authorized the use of DHA-S oil for use as a Novel Food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil and declared that our DHA-S oil may be sold in the European Community as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. We are currently selling DHA-S products in the dietary supplement, food and beverage and animal feed markets domestically and internationally.
In September 2003, we purchased certain assets and assumed certain liabilities of FermPro Manufacturing, LP, which operated a fermentation facility located in Kingstree, South Carolina. FermPro provided contract fermentation services and had an experienced workforce of over 100 personnel on a site of over 500 acres with extensive fermentation, recovery, laboratory and warehousing capabilities. The addition of the FermPro facility and workforce has enabled us to expand our production capabilities through the existing facility, as well as the significant plant expansion that was completed in fiscal 2005.
During the past two years, several new products were launched that contained Martek DHA™, including:
•	Mead Johnson launched Expecta™ LIPIL®, a DHA supplement for pregnant and nursing women containing Martek DHA™.

•	PBM Products launched a beverage containing Martek DHA™ that is formulated for diabetics and people with atypical glucose tolerance.

•	GlaxoSmithKline launched a second powdered drink mix containing Martek DHA™ in India. The product, Junior Horlicks, is formulated for a child’s developing brain and nervous system. GlaxoSmithKline has previously launched an adult DHA beverage.

•	First Horizon Pharmaceutical® has recently launched OptiNate™ and Mission Pharmacal will soon launch CITRICAL® Prenatal + DHA. Both of these products are prescription prenatal supplements containing Martek DHA™.

•	Vincent Foods, LLC has begun offering Oh Mama! nutrition bars containing Martek DHA™, which also target pregnant and nursing women.

•	Several egg producers, including Gold Circle Farms®, are now offering eggs and liquid eggs using Martek DHA™. These eggs are sold in several grocery store chains in the U.S. and Europe.

•	Priégola has launched Simbi + Omega-3 yogurt with Martek DHA™, which is now available in major supermarket chains throughout Spain and is being marketed to children and adults for its brain health benefits.
All of these products are expected to generate additional revenue for us during fiscal 2006.
Prior to fiscal 2003, we incurred losses in each year since our inception. For the years ended October 31, 2005, 2004 and 2003, we recognized approximately $15.3 million, $47.0 million and $16.0 million of net income, respectively, and as of October 31, 2005, our accumulated deficit was approximately $49.2 million. Although we anticipate continued growth in annual sales of our nutritional oils, and we have achieved an operating profit in each of the last three fiscal years, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of infant formula market introductions by our licensees both domestically and internationally;

•	the timing and extent of stocking and destocking of inventory by our licensees, including the potential that licensees will move to “just in time” inventory purchasing now that we have reached a base finished goods inventory level;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the continued acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;

•	the continued acceptance of these products by consumers and continued demand by our customers;

•	the ability by us, DSM and other third-party manufacturers to produce adequate levels of our nutritional oils on a consistent basis;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
        .

CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions involve a higher degree of judgment and complexity than others.
Valuation of Long-lived Assets We review our long-lived assets, including fixed assets and certain identified intangibles, for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. As of October 31, 2005, these long-lived assets had a total net book value of $321.9 million. Included in these long-lived assets are approximately $37.5 million of qualified production equipment whose use is not currently required due to excess capacity. Undiscounted cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. While management believes that its projections are reasonable and that no impairment of these assets exists, different assumptions could affect these evaluations and result in material impairment charges against the carrying value of these assets.
Revenue Recognition We derive revenue principally from two sources: product sales and contract manufacturing. We recognize revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by our licensees.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Deferred Income Taxes We provide for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for certain tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. As of October 31, 2005, our total gross deferred tax asset was $73.5 million. The realization of deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws, changes in tax laws and the future operations of the Company. We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors. As of October 31, 2005, our deferred tax asset valuation allowance was $23.8 million, which related primarily to certain net operating loss carryforwards whose realization is uncertain. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional expense or benefit in the period of change.
Inventory We carry our inventory at the lower of cost or market. We regularly review inventory quantities on hand and record a reserve for excess, obsolete and “off-spec” inventory based primarily on an estimated forecast of product demand and the likelihood of consumption in the normal course of manufacturing operations. Those reserves are based on significant estimates. Our estimates of future product demand or assessments of future consumption may prove to be inaccurate, in which case we may have understated or overstated the provision required. Although we make every effort to ensure the accuracy of our forecasts and assessments, any significant unanticipated changes, particularly in demand or competition levels, could have a significant impact on the values of our inventory and our reported operating results.
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
MANAGEMENT OUTLOOK
From fiscal 2003 through early fiscal 2005, the demand for our nutritional oils by our customers for use in infant formula products exceeded production output and capacity and, as such, we limited the orders we accepted for our nutritional oils. Some of our customers responded to the shortages and inconsistent supply by building inventory, and we have had difficulty in predicting with certainty our customers’ future ordering in light of limited visibility into our customers’ supply chains and expansion plans. To improve visibility into our customers’ planned orders and to better understand the base level of orders required to meet current demand, we have worked closely with our customers to obtain new order projections. To address our production output and capacity issues, we and DSM have added production capacity. As a result, we are no longer limiting the orders we accept for nutritional oils, and, furthermore, we have been able to accumulate and expect to maintain DHA and ARA finished goods inventory at levels which no longer constrain revenue growth.
We believe that the outlook for future revenue growth remains positive, although quarterly results may show significant fluctuations. Specifically, we believe that over the next twelve to eighteen months, our infant formula product sales in the U.S. market will continue to grow at a measured pace consistent with the consumer demand growth for fortified infant formula. Expansion by our customers into new international markets offers a potentially higher growth rate, but is subject to the timing of the launches. We also believe that we will continue to gain market share in existing international markets and new products containing our oils will be launched by licensees.
In fiscal 2005, approximately 96% of our product sales revenues related to the sales of our oils for use in infant formula, pregnancy and nursing supplements and toddler products. We anticipate increased future sales of our oils for other products such as foods and beverages developed to promote cognitive function and cardiovascular health. We expect that the majority of these sales will come through collaborative relationships with larger companies in the nutritional and food and beverage markets. We anticipate that over the next few years, these sales will expand and could ultimately represent a larger potential market than infant formula.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. As of October 31, 2005, we have completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils. We have spent approximately $188 million on the expansion since the inception of the project in fiscal 2003.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM recently completed its expansion of its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. This has allowed us to build our ARA inventory and we are continuing to build this ARA inventory in the short-term, until the Belvidere facility exhibits more consistent production performance. We are now receiving approximately one-half of our ARA from DSM’s Belvidere facility. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by us based on pricing established through this methodology and invoiced from DSM. As part of our April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. Our guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business. In addition, we are in the process of finalizing an amendment to the April 2004 agreement with DSM. This amendment, among other things, will establish our guarantee of DSM’s phase two expansion costs. This guarantee will have a maximum value of $40 million, with such amount being reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. As of December 31, 2005, this phase two proposed guarantee has been reduced to approximately $32 million, with this reduction occurring primarily in the second half of 2005 upon completion of DSM’s phase two expansion
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of the supply agreement entered into with DSM in April 2004. In connection with this agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. During fiscal 2005, we demonstrated the ability to produce limited amounts of ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services and have added additional ARA downstream processing capacity at Kingstree. Along with our pending ARA extraction capabilities at Kingstree, the addition of the third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales to the infant formula, dietary supplement and food and beverage markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively.
We also have several other contractual agreements with third-party manufacturers to assist in the production of our nutritional oils. Among them, we have an agreement for the production of DHA-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of October 31, 2005, our remaining obligation was approximately $1.8 million. We do not anticipate extending this third-party arrangement due to the recent refinement and scale-up of our internal production capabilities for DHA-S at both our Winchester, Kentucky and Kingstree, South Carolina facilities.
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a continuous basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand. If market demand subsides due to our inability to meet demand for our products, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
ACQUISITIONS AND DISPOSITIONS
In September 2003, we purchased, through a wholly-owned subsidiary, certain assets and assumed certain liabilities of FermPro, which operated a fermentation facility located in Kingstree, South Carolina. The addition of the FermPro facility added to our production capabilities and has allowed us to establish a second manufacturing facility that now has redundant capabilities. The purchase price of the assets acquired and liabilities assumed included a payment of approximately $12.2 million, comprised of $5.4 million in cash, 124,788 shares of our common stock valued at approximately $5.6 million, and approximately $1.2 million in acquisition-related fees and expenses. In addition, a $10 million note was assumed as part of the transaction. The results of operations of FermPro have been included in the accompanying consolidated statements of income from the date of the acquisition. The purchase price has been allocated to the assumed assets and liabilities of FermPro based on their relative fair values.
In April 2002, we completed our acquisition of OmegaTech for approximately $54.1 million. Approximately $49.3 million of the purchase price was related to the value of 1,765,728 shares of our common stock ($1.5 million of which related to OmegaTech transaction costs paid by us), approximately $2.1 million was for our acquisition-related fees and expenses, and approximately $2.7 million was related to the fair value of 154,589 vested OmegaTech stock options that were assumed as part of the transaction. The merger agreement also provides for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if certain milestones are met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory approvals in the U.S. and Europe. One of the regulatory approval milestones related to the granting of Novel Foods approval in Europe for the OmegaTech DHA-S oil. In June 2003, the European Commission granted approval of the use of this oil in certain foods in the European Community, meeting the conditions of this regulatory milestone. Accordingly, approximately 358,566 shares of Martek common stock, with a fair market value of approximately $14.2 million, were issued during the third quarter of fiscal 2003. The payment of this additional consideration was recorded as goodwill.
As of October 31, 2005, we do not believe the second regulatory milestone has been achieved. In addition, we do not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. As discussed in Item 3 of Part I of this Form 10-K, “Legal Proceedings,” we are currently involved in litigation to resolve the dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of our stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
RESULTS OF OPERATIONS
Revenues

The following table presents revenues by category (in thousands):

	Year ended October 31,
	2005	2004	2003

Product sales	$203,765	$170,565	$112,298
Contract manufacturing sales	14,087	13,928	2,439

Total revenues	$217,852	$184,493	$114,737

Product sales increased by $33.2 million or 19% in fiscal 2005 as compared to fiscal 2004, primarily due to higher sales of nutritional products to our infant formula licensees. Substantially all of our product sales in fiscal 2005 and 2004 relate to the sale of our oils for use in infant formulas. Included in product sales in fiscal 2005 was $5.6 million in sales of DHA oil for the pregnancy and nursing market, such sales having begun during the fourth quarter of fiscal 2004. Approximately 88% of our product sales in fiscal 2005 was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately two-thirds of our sales to infant formula licensees for fiscal 2005 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of October 31, 2005, we estimate that formula supplemented with our oils had penetrated approximately 75% of the U.S. infant formula market.
Product sales increased by $58.3 million or 52% in fiscal 2004 as compared to fiscal 2003, primarily due to a continued increase in sales of our oils to both existing and new infant formula licensees. Substantially all of our product sales in fiscal 2004 relate to the sale of our oils for use in infant formulas. Approximately 90% of our fiscal 2004 product sales revenue was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle.

We anticipate that annual product sales will continue to grow. Our future sales growth is dependent to a significant degree upon the following factors: (i) the launches and expansions of products containing our nutritional oils by our customers in new and existing markets; (ii) our ability to maintain a consistent flow of production; (iii) the launches of new products containing our nutritional oils by current or future customers; and (iv) the availability of competitive products.
Contract manufacturing sales revenues, totaling approximately $14.1 million, $13.9 million and $2.4 million in fiscal 2005, 2004 and 2003, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues increased by $33.4 million or 18% in fiscal 2005 as compared to fiscal 2004 and increased by $69.8 million or 61% in fiscal 2004 as compared to fiscal 2003.
Cost and Expenses

The following table presents our operating costs and expenses (in thousands):

	Year ended October 31,
	2005	2004	2003

Cost of revenue:
Cost of product sales	$120,865	$103,423	$66,347
Cost of contract manufacturing sales	12,516	11,570	2,192
Operating expenses:
Research and development	20,468	18,596	13,154
Selling, general and administrative	33,404	25,804	16,275
Other operating expenses	7,654	4,000	1,943
Restructuring charge	—	—	(250)

Total costs and expenses	$194,907	$163,393	$99,661

Cost of Product Sales Cost of product sales decreased as a percentage of product sales to 59% in fiscal 2005 from 61% in fiscal 2004. The decrease was primarily due to DHA productivity improvements (a decrease of approximately 4%) partially offset by an increase in our overall cost of ARA due primarily to the decline of the U.S. dollar against the euro, the currency in which we purchase a portion of our ARA.
Cost of product sales increased as a percentage of product sales to 61% in fiscal 2004 from 59% in fiscal 2003. The increases resulted from our use of air freight in connection with ARA shipments from Europe (an increase of approximately 2%), internal production inefficiencies in connection with the commencement of DHA manufacturing at the Kingstree plant (an increase of approximately 1%) and an increase in our overall cost of ARA due to the decline of the U.S. dollar against the euro (an increase of approximately 3%). Such increases, however, were partially offset by DHA production improvements (a decrease of approximately 2%), savings from the introduction of lower cost ARA from DSM’s Belvidere facility (a decrease of approximately 1%) and insurance receipts by us associated with incidents at DSM production plants (a decrease of approximately 1%).
We expect our gross profit margins in fiscal 2006 to continue to reflect the benefits of the newly implemented DHA productivity improvements, but expect these benefits to be offset by certain idle capacity period costs in 2006 related primarily to our Kingstree facility and slight increases to our average per-unit ARA purchase costs.
Cost of Contract Manufacturing Sales Cost of contract manufacturing sales, totaling $12.5 million, $11.6 million and $2.2 million for fiscal 2005, 2004 and 2003, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix.
Research and Development Our research and development costs increased by $1.9 million or 10% in fiscal 2005 as compared to fiscal 2004 due to additional resources focused on DHA and ARA production improvements and the development of new DHA products for the food and beverage industry, as well as the commencement of new DHA clinical studies focusing on the neurological and cardiovascular benefits of DHA.
Our research and development costs increased by $5.4 million or 41% in fiscal 2004 as compared to fiscal 2003. The increase was primarily the result of additional resources directed toward improving the quality and stability of our products and lowering our DHA production cost by increasing our fermentation production yields and developing new downstream processing techniques. The increase was also due to the commencement of new development projects, including development of ARA fermentation methods, development of DHA products for the food and beverage industry, exploration of new DHA applications and long-term development of plant-based DHA under the collaboration agreement with a Canadian biotechnology company.
Selling, General and Administrative Our selling, general and administrative costs increased by $7.6 million or 29% in fiscal 2005 as compared to fiscal 2004. The increase was primarily due to increased personnel costs (increase of $1.8 million), legal costs (increase of $1.6 million) and insurance costs (increase of $1.1 million) required to manage our overall growth as well as the costs of Sarbanes-Oxley Act compliance (increase of $1.0 million) and certain patent-related expenses (increase of $1.1 million).
Our selling, general and administrative costs increased by $9.5 million or 59% in fiscal 2004 as compared to fiscal 2003. Of the increase, approximately $2.9 million relates to the addition of the Kingstree, South Carolina plant acquired in September 2003, for which the administrative infrastructure was assumed and supports the new facility and its expansion. The remaining increase was primarily due to additional personnel ($4.2 million) and increased insurance costs ($1.7 million).
Other Operating Expenses We incurred other operating expenses of $7.7 million, $4.0 million and $1.9 million in fiscal 2005, 2004 and 2003, respectively. These expenditures related primarily to production start-up costs associated with the expansion at our Kingstree facility in fiscal 2005 and 2004 and our Winchester facility in fiscal 2003, which include training expenses and costs related to the scale-up and validation of new equipment and production processes. These costs in fiscal 2005 were comprised largely of start-up costs related to the qualification of internal ARA production in Kingstree and Winchester and DHA and DHA-S production in Kingstree. These costs also include qualification of certain third-party manufacturers as well as expenses related to the Winchester wastewater treatment matter.
Other Income, Net

Our other income, net, increased by $400,000 in fiscal 2005 as compared to fiscal 2004 and decreased by $100,000 in fiscal 2004 as compared to fiscal 2003, due primarily to changes in interest and other income resulting from varying levels of cash, cash equivalents and short-term investments and changes in interest rates. See “Liquidity and Capital Resources” for further discussion of cash on-hand.
Income Tax Provision (Benefit)

The non-cash provision for income taxes totaled $8.8 million in fiscal 2005 and has been recorded based upon our effective tax rate of 36.5%.
In fiscal 2004, we reversed approximately $51 million of our deferred tax asset valuation allowance. This reversal resulted in the recognition of an income tax benefit totaling $25.2 million, a direct increase to stockholders’ equity of approximately $22.8 million due to historical non-qualified stock option exercises and a decrease to goodwill of approximately $2.6 million due to certain basis differences and net operating loss carryforwards resulting from our acquisition of OmegaTech.
As of October 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $212 million. Approximately $2 million of this amount will expire, if unused, by the end of fiscal 2008 with the remainder expiring through fiscal 2023. Of the total net operating loss carryforwards, approximately $66.7 million continues to be fully reserved through a valuation allowance as realizability of these assets is uncertain at this time. Should realization of these and other deferred tax assets become more likely than not, approximately $10.9 million of the resulting benefit will be reflected as an income tax benefit upon reversal of the allowance, approximately $7.6 million will be reflected as a reduction to goodwill and approximately $5.9 million will be reflected as an increase to stockholders’ equity.
Net Income

As a result of the foregoing, net income was $15.3 million in fiscal 2005 as compared to net income of $47.0 million in fiscal 2004 and net income of $16.0 million in fiscal 2003.
RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS
In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. We will adopt SFAS 123R in the first quarter of fiscal 2006 and intend to use the modified prospective method, although we continue to review our alternatives for adoption under this new pronouncement. Based upon our projection of unvested stock options at the implementation date and potential future option grants, we expect the adoption to result in the recognition of additional compensation cost of approximately $3.0 million to $4.0 million during fiscal 2006.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We will adopt SFAS 151 in the first quarter of fiscal 2006. As we were already in compliance with the guidance of SFAS 151, the adoption will not have a material impact on our consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At October 31, 2005, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $33.3 million as well as the available portion of our revolving credit facility of $80 million. Cash, cash equivalents and short-term investments decreased $9.3 million from October 31, 2004. This decrease was primarily the result of planned increases to our DHA and ARA inventory levels, which no longer constrain revenue growth. Capital expenditures in fiscal 2005 were $57.2 million, the majority of which occurred during the first half of the fiscal year and related to the expansion of the Kingstree facility, which is now complete. We generated cash flow from financing activities of $65.7 million, primarily proceeds from the issuance of common stock of $81.4 million in public offerings, partially offset by the net repayment of $30 million of borrowings under our revolving credit facility.
Investments in our production facilities in Kingstree, South Carolina and Winchester, Kentucky have had a material effect upon our liquidity and capital resources in fiscal 2005; however, with the completion of our expansion in Kingstree, we expect that capital expenditures during fiscal 2006 will not exceed $20 million. Throughout the construction periods, all interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In fiscal 2005, we incurred interest on borrowings of approximately $3.5 million and recorded amortization of related debt fees of approximately $300,000, the majority of which was capitalized.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Net proceeds to us, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes. Remaining availability under the shelf registration statement is approximately $110 million at October 31, 2005.
The following table sets forth our future minimum payments under contractual obligations at October 31, 2005:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable(1)	$12,565	$1,188	$2,319	$8,126	$932
Borrowings under revolving credit facility	55,000	—	—	55,000	—
Operating lease obligations	15,448	3,576	7,131	4,181	560
DSM license fee and other obligations	2,750	2,333	417	—	—
Unconditional inventory purchase obligations	15,417	8,527	6,890	—	—

Total contractual cash obligations	$101,180	$15,624	$16,757	$67,307	$1,492

(1)	Minimum payments above include interest and principal due under these notes.
Included within notes payable is a $10 million note with a stated interest rate of 5% that we assumed as part of the acquisition of FermPro. The note was amended in January 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. Principal is amortized over a 20-year period, with the balance due at maturity.
In September 2005, we entered into a $135 million secured revolving credit facility which amended and expanded the existing $100 million credit facility. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 4.9% and 3.5% for the years ended October 31, 2005 and 2004, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.3% in both periods. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of October 31, 2005, we were in compliance with all of these debt covenants and had outstanding borrowings of $55 million under the revolving credit facility.
In October and December 2004, we entered into operating leases for equipment at our Kingstree facility as part of sale-leaseback transactions. The equipment subject to lease was sold at its aggregate cost basis and fair value of $14.9 million and simultaneously leased back to us. The leases expire in October 2009 and contain the same restrictions as our revolving credit facility.

In April 2004, we entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the grant to us by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which was paid on November 2, 2005.
In December 2003, we executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, we are contingently liable for milestone payments upon achievement of certain scientific results. As of October 31, 2005, a milestone payment of up to $2.5 million would be paid to our co-collaborator in fiscal 2006 if the milestone related to the current phase of the project is achieved. Due to the current status of the project, we have not recorded a liability for this contingency, nor have we included this contingency in the table above.
We believe that the revolving credit facility, when combined with our cash and short-term investments of $33.3 million on-hand at October 31, 2005, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $15.4 million over the remaining lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.
As part of our agreement with DSM, we agreed to guarantee DSM’s recovery of certain expansion costs incurred by them. Our guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business, and the value of our guarantee to DSM which relates to DSM’s phase two expansion will have a maximum value of $40 million, with such amount being reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. As of December 31, 2005, this phase two proposed guarantee has been reduced to approximately $32 million, with this reduction occurring primarily in the second half of 2005 upon completion of DSM’s phase two expansion.
We do not engage in any other off-balance sheet financing arrangements. In particular, we do not have any interest in entities referred to as variable interest entities, which include special purpose entities and structured finance entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.
Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM now produces ARA in the U.S. at its Belvidere, New Jersey facility. In April 2004, we began entering into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At October 31, 2005, we had unrealized gains on such hedge instruments totaling $1,000, net of income tax provision.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at October 31, 2005, a 1% change in LIBOR would change annual interest by $550,000. At October 31, 2005, the carrying amounts of debt approximate fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). There are inherit limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Henry Linsert, Jr.	/s/ Peter L. Buzy

Henry Linsert, Jr.	Peter L. Buzy
Chief Executive Officer and Director	Chief Financial Officer and Treasurer

January 6, 2006	January 6, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martek Biosciences Corporation at October 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
January 6, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Martek Biosciences Corporation maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martek Biosciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Martek Biosciences Corporation maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Martek Biosciences Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005 of Martek Biosciences Corporation and our report dated January 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
January 6, 2006

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
In thousands, except share and per share data	2005	2004
Assets
Current assets
Cash and cash equivalents	$11,047	$29,445
Short-term investments and marketable securities	22,300	13,205
Accounts receivable, net	27,603	37,292
Inventories, net	91,535	30,379
Other current assets	5,929	6,793

Total current assets	158,414	117,114

Property, plant and equipment, net	290,733	255,430
Deferred tax asset	48,201	49,378
Goodwill	48,490	48,175
Other intangible assets, net	31,129	29,994
Other assets, net	1,518	1,307

Total assets	$578,485	$501,398

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,661	$31,264
Accrued liabilities	13,692	10,678
Current portion of notes payable and other long-term obligations	3,113	4,946
Current portion of unearned revenue	740	2,031

Total current liabilities	34,206	48,919

Long-term debt under revolving credit facility	55,000	85,000
Notes payable and other long-term obligations	11,115	12,175
Long-term portion of unearned revenue	8,959	9,140

Total liabilities	109,280	155,234

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,026,595 and 29,491,127 shares issued and outstanding, respectively	3,203	2,949
Additional paid-in capital	515,237	407,667
Accumulated other comprehensive income	1	68
Accumulated deficit	(49,236)	(64,520)

Total stockholders’ equity	469,205	346,164

Total liabilities and stockholders’ equity	$578,485	$501,398

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended October 31,
In thousands, except share and per share data	2005	2004	2003
Revenues

Product sales	$203,765	$170,565	$112,298
Contract manufacturing sales	14,087	13,928	2,439

Total revenues	217,852	184,493	114,737

Costs and expenses
Cost of product sales	120,865	103,423	66,347
Cost of contract manufacturing sales	12,516	11,570	2,192
Research and development	20,468	18,596	13,154
Selling, general and administrative	33,404	25,804	16,275
Other operating expenses	7,654	4,000	1,943
Restructuring charge	—	—	(250)

Total costs and expenses	194,907	163,393	99,661

Income from operations	22,945	21,100	15,076

Other income, net
Interest and other income	1,428	777	1,000
Interest expense	(303)	(5)	(84)

Total other income, net	1,125	772	916

Income before income tax provision (benefit)	24,070	21,872	15,992
Income tax provision (benefit)	8,786	(25,176)	—

Net income	$15,284	$47,048	$15,992

Net income per share
Basic	$0.49	$1.62	$0.63
Diluted	$0.48	$1.55	$0.58

Weighted average common shares outstanding
Basic	31,164,149	29,033,241	25,510,376
Diluted	32,031,503	30,385,707	27,416,757

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2002	23,331,091	$2,333	$231,204	$—	$(127,560)	$105,977
Issuance of common stock, net of issuance costs	2,922,250	292	82,903	—	—	83,195
Common stock issued in connection with acquisition of OmegaTech	358,566	36	14,116	—	—	14,152
Common stock issued in connection with acquisition of FermPro	124,788	12	5,578	—	—	5,590
Exercise of stock options and warrants	1,304,628	131	18,907	—	—	19,038
Amortization of deferred compensation	—	—	20	—	—	20
Net income	—	—	—	—	15,992	15,992
Other comprehensive income (loss)	—	—	—	—	—	—

Comprehensive income						15,992

Balance at October 31, 2003	28,041,323	2,804	352,728	—	(111,568)	243,964
Issuance of common stock, net of issuance costs	176,885	18	11,272	—	—	11,290
Exercise of stock options and warrants	1,272,919	127	20,817	—	—	20,944
Amortization of deferred compensation	—	—	28	—	—	28
Tax benefit of exercise of non-qualified stock options	—	—	22,822	—	—	22,822
Net income	—	—	—	—	47,048	47,048
Other comprehensive income:
Unrealized gain on exchange rate forward contract	—	—	—	68	—	68

Comprehensive income						47,116

Balance at October 31, 2004	29,491,127	2,949	407,667	68	(64,520)	346,164
Issuance of common stock, net of issuance costs	1,756,614	176	81,268	—	—	81,444
Exercise of stock options	778,854	78	18,592	—	—	18,670
Amortization of deferred compensation	—	—	36	—	—	36
Tax benefit of exercise of non-qualified stock options	—	—	7,674	—	—	7,674
Net income	—	—	—	—	15,284	15,284
Other comprehensive income:
Unrealized loss on exchange rate forward contract	—	—	—	(67)	—	(67)

Comprehensive income						15,217

Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
In thousands	2005	2004	2003
Operating activities

Net income	$15,284	$47,048	$15,992
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,494	8,687	4,480
Provision for inventory obsolescence	2,000	500	339
Deferred tax provision (benefit)	8,786	(25,176)	—
Loss on disposal of assets and other	1,131	169	217
Changes in operating assets and liabilities:
Accounts receivable	9,689	(17,128)	(8,214)
Inventories	(63,156)	(15,525)	(3,047)
Other assets	1,413	1,324	(3,332)
Accounts payable	(10,303)	9,150	11,822
Accrued liabilities	2,947	1,552	1,266
Unearned revenue and other liabilities	(1,429)	(511)	5,065

Net cash (used in) provided by operating activities	(17,144)	10,090	24,588

Investing activities

(Purchase) sale of short-term investments and marketable securities, net	(9,095)	53,842	(65,047)
Expenditures for property, plant and equipment	(57,181)	(180,409)	(45,219)
Proceeds from sale-leaseback transaction and other	4,272	10,895	—
Capitalization of intangible and other assets	(4,674)	(9,028)	(1,002)
Cash impact of FermPro and OmegaTech acquisitions, net	(315)	(355)	(5,038)

Net cash used in investing activities	(66,993)	(125,055)	(116,306)

Financing activities

Repayments of notes payable and other long-term obligations	(4,875)	(2,748)	(1,010)
Proceeds from the issuance of common stock, net of issuance costs	81,444	11,290	83,195
Proceeds from the exercise of stock options and warrants	18,670	20,944	19,038
(Repayments) borrowings under revolving credit facility, net	(30,000)	85,000	—
Other	500	—	—

Net cash provided by financing activities	65,739	114,486	101,223

Net (decrease) increase in cash and cash equivalents	(18,398)	(479)	9,505
Cash and cash equivalents, beginning of year	29,445	29,924	20,419

Cash and cash equivalents, end of year	$11,047	$29,445	$29,924

Supplemental cash flow disclosures:
Interest paid	$3,528	$2,084	$80
Notes payable issued in acquisition of land	$800	$—	$—
Purchase of DSM license through long-term obligation	$—	$6,000	$—
Common stock issued related to the acquisition of OmegaTech	$—	$—	$14,152
Common stock issued related to the acquisition of FermPro	$—	$—	$5,590
Income taxes paid	$—	$—	$150
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Martek Biosciences Corporation (the “Company” or “Martek”), a Delaware corporation, was founded in 1985. The Company develops, manufactures and sells naturally produced products derived from microalgae, fungi and other microbes. The Company’s products and services include: (1) specialty, nutritional oils for infant formula, dietary supplements and food and beverage fortification ingredients, (2) contract manufacturing services and (3) fluorescent marker products for diagnostics, rapid miniaturized screening and gene and protein detection.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The consolidated financial statements include the accounts of Martek and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation (“Martek Boulder”) and Martek Biosciences Kingstree Corporation (“Martek Kingstree”), (collectively, “the Company”) after elimination of all significant intercompany balances and transactions. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Use of Estimates The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates.
Segment Information The Company currently operates in one material business segment, the development and commercialization of novel products from microalgae, fungi and other microbes. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $2.4 million, $2.2 million and $700,000 in fiscal 2005, 2004 and 2003, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of ARA from DSM Food Specialties’ B.V. (“DSM”) Capua, Italy plant, which are denominated in euros.
The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. These forward contracts have been designated as a cash flow hedge and thus, qualify for hedge accounting. As of October 31, 2005, outstanding forward contracts had notional values aggregating approximately 1.0 million euros (equivalent to $1.2 million at October 31, 2005). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.
Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity, in addition to third-party costs for contracted work as well as ongoing clinical trials costs.
Other Operating Expenses Other operating expenses relate primarily to production start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations, costs incurred in connection with qualification of certain third-party manufacturers, and amounts related to the Winchester wastewater treatment matter (see Note 12). All such costs are expensed as incurred.
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
Net Income Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options and warrants using the treasury stock method (see Note 14).
Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity. Comprehensive income, net of related tax, was $15.2 million, $47.1 million and $16.0 million in fiscal 2005, 2004 and 2003, respectively.
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
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at October 31, 2005 and 2004.
Trade Receivables Trade receivables are reported in the consolidated balance sheets at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. The Company may extend credit terms up to 50 days and considers receivables past due if not paid by the due date. The Company performs ongoing credit evaluations of its customers and extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Losses have historically been within management’s expectations. The allowance for doubtful accounts was approximately $100,000 as of October 31, 2005 and 2004.

Concentration of Credit Risk and Significant Customers Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s efforts to monitor its exposure for credit losses and by maintaining allowances, if necessary. Four customers accounted for approximately 88% of the Company’s product sales in fiscal 2005, four customers accounted for approximately 90% of the Company’s product sales in fiscal 2004, and three customers accounted for approximately 87% of the Company’s product sales in fiscal 2003. At October 31, 2005, four customers accounted for approximately 77% of the Company’s outstanding accounts receivable balance and at October 31, 2004, four customers accounted for approximately 80% of the Company’s outstanding accounts receivable balance. Included in these amounts, one of the Company’s customers accounted for approximately 49%, 55% and 57% of total product sales in fiscal 2005, 2004 and 2003, respectively, and represented 55% and 54% of the Company’s outstanding accounts receivable balance at October 31, 2005 and 2004, respectively. The Company’s policy is to perform an analysis of the recoverability of its trade accounts receivable at the end of each reporting period and to establish allowances for those accounts considered uncollectible. Approximately two-thirds of the Company’s sales were to domestic customers in each of fiscal 2005, 2004 and 2003.
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
Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, including renewals when probable. Costs for capital assets not yet available for commercial use have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Assets classified as “held for future use” are not depreciated until they are placed in or returned to productive service. Costs for repairs and maintenance are expensed as incurred.
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
Impairment of Long-Lived Assets In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has not recognized any impairment losses.
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
In December 2004 and January and May 2005, the Company modified the terms of certain outstanding and unvested stock options whose exercise prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options with the May 2005 modification serving to immediately vest approximately 90,000 unvested stock options held by non-officers. Under the accounting guidance of APB 25, the accelerated vesting did not result in any compensation to be recognized, as these unvested stock options had no intrinsic value. The accelerations, however, will enable the Company to avoid recording approximately $27 million of future compensation cost that would have been required to be recognized under SFAS 123R (see “Recently Issued Accounting Pronouncements” below). The following table illustrates the effect on net income and net income per share, including the significant effect of the fiscal 2005 vesting accelerations, as if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Year ended October 31,
	2005	2004	2003
Net income, as reported	$15,284	$47,048	$15,992
Deduct: Total stock-based employee compensation expense determined under fair value-based methods for all awards	(58,349)	(17,920)	(15,815)

Pro forma net income (loss)	$(43,065)	$29,128	$177

Net income (loss) per share:
Basic – as reported	$0.49	$1.62	$0.63

Basic – pro forma	$(1.38)	$1.00	$0.01

Diluted – as reported	$0.48	$1.55	$0.58

Diluted – pro forma	$(1.38)	$0.96	$0.01

The effect of applying SFAS 123 on pro forma net income and per share calculations for the years ended October 31, 2005, 2004 and 2003, as stated above, is not representative of the effect on reported net income and net income per share for future periods due to such things as the current year vesting accelerations, the normal vesting period of the stock options, the issuance of additional stock options in future periods and the potential granting of alternative forms of equity-based compensation.
Reclassification Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation.
Recently Issued Accounting Pronouncements In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the annual period beginning after June 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. The Company will adopt SFAS 123R in the first quarter of fiscal 2006 and intends to use the modified prospective method. The Company expects the adoption to result in the recognition of additional compensation cost of approximately $3.0 million to $4.0 million during fiscal 2006.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 in the first quarter of fiscal 2006. As the Company was already in compliance with the guidance of SFAS 151, the adoption will not have a material impact on its consolidated financial statements.

3. ACQUISITION OF OMEGATECH, INC.
In April 2002, the Company completed its acquisition of OmegaTech, Inc. (“OmegaTech”), a DHA producer located in Boulder, Colorado. Upon the completion of the acquisition, OmegaTech became a wholly-owned subsidiary of the Company and its name was changed to Martek Biosciences Boulder Corporation.
In connection with the purchase, the Company issued 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. The aggregate purchase price for OmegaTech was approximately $54.1 million, of which approximately $49.3 million was related to the value of 1,765,728 shares of the Company’s common stock ($1.5 million of which related to OmegaTech transaction costs paid by the Company), approximately $2.1 million was for the Company’s acquisition-related fees and expenses, and approximately $2.7 million was related to the fair value of 154,589 vested OmegaTech stock options that were assumed as part of the transaction. The purchase agreement also provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones are met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the European Commission granted approval of the use of the OmegaTech DHA oil in certain foods in the European Community, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill.
As of October 31, 2005, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 have been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
The results of operations of OmegaTech have been included in the accompanying consolidated statements of income from the date of the acquisition. The purchase price has been allocated to the assets and liabilities of OmegaTech based on their relative fair values.
4. ACQUISITION OF FERMPRO MANUFACTURING, LP
In September 2003, Martek Biosciences Kingstree Corporation (“Martek Kingstree”) was created as a wholly-owned subsidiary of Martek to purchase certain assets and assume certain liabilities of FermPro Manufacturing, LP (“FermPro”), which operated a fermentation facility located in Kingstree, South Carolina. The addition of the FermPro facility enabled the Company to add to its production capabilities using the existing facility, coupled with the extensive construction build-out that is now complete.
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

The following unaudited pro forma operating results combine the results of the Company for the year ended October 31, 2003 with the results of the former FermPro entity for the year ended October 31, 2003, assuming the acquisition had been consummated at the beginning of the period (in thousands, except per share data).

For the year ended
October 31, 2003
Revenues	$124,000
Net income (loss)	$16,000

Net income (loss) per share, basic	$0.64
Net income (loss) per share, diluted	$0.59

Weighted average shares outstanding, basic	25,616
Weighted average shares outstanding, diluted	27,658
5. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (“ARA”), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which was paid by the Company on November 2, 2005. The license fee is being amortized over the 15-year term of the agreement using the straight-line method and the remaining obligation as of October 31, 2005 is recorded as a current obligation in the consolidated balance sheet. This agreement also provides for the guarantee by Martek of DSM’s recovery of certain expansion costs incurred by them. The Company’s guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business. In addition, the Company is in the process of finalizing an amendment to the April 2004 agreement with DSM. This amendment, among other things, will establish Martek’s guarantee of DSM’s phase two expansion costs. This guarantee will have a maximum value of $40 million, with such amount being reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. As of December 31, 2005, this phase two proposed guarantee has been reduced to approximately $32 million, with this reduction occurring primarily in the second half of 2005 upon completion of DSM’s phase two expansion.
6. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $22.3 million and $13.2 million as of October 31, 2005 and October 31, 2004, respectively. The Company’s investments in these securities are recorded at cost which approximates market due to their variable interest rates which reset approximately every 30 days. As such, the underlying maturities of these investments range from 6 to 40 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term. There were no unrealized holding gains or losses or realized gains or losses during the years ended October 31, 2005, 2004 and 2003.
7. INVENTORIES
Inventories consist of the following (in thousands):

	October 31,
	2005	2004
Finished goods	$34,328	$7,648
Work in process	55,073	21,350
Raw materials	3,634	2,381

Total inventory	93,035	31,379
Less: inventory reserve	(1,500)	(1,000)

Inventories, net	$91,535	$30,379

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	October 31,
	2005	2004
Land	$2,318	$712
Building and improvements	45,515	29,421
Machinery and equipment	164,039	133,886
Furniture and fixtures	3,161	2,772
Computer hardware and software	8,085	5,173
Construction in progress	56,840	104,053
Assets held for future use	37,539	—

Property, plant and equipment	317,497	276,017
Less: accumulated depreciation and amortization	(26,764)	(20,587)

Property, plant and equipment, net	$290,733	$255,430

Depreciation and amortization expense on property, plant and equipment totaled approximately $14.0 million, $6.8 million and $3.4 million for the years ended October 31, 2005, 2004 and 2003, respectively.
Assets held for future use is comprised of certain production assets. Of these assets, approximately $17.5 million was utilized and depreciated for substantially all of fiscal 2005 and approximately $20.0 million was reclassified from construction in progress upon qualification in the fourth quarter of fiscal 2005. The recently qualified assets have not been placed in service and therefore were not depreciated during fiscal 2005.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	October 31, 2005			October 31, 2004
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,026	$(401)	$1,625	$2,023	$(284)	$1,739
Patents	11,741	(1,734)	10,007	8,409	(1,226)	7,183
Core technology	1,708	(342)	1,366	1,708	(228)	1,480
Current products	10,676	(2,516)	8,160	10,676	(1,805)	8,871
Licenses	11,091	(1,120)	9,971	11,091	(370)	10,721
Goodwill	48,490	—	48,490	48,175	—	48,175

	$85,732	$(6,113)	$79,619	$82,082	$(3,913)	$78,169

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition. The Company recorded amortization expense on intangible assets of approximately $2.5 million, $1.9 million and $1.1 million during the years ended October 31, 2005, 2004 and 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years will be approximately $2.6 million.
The Company has filed a number of patent applications in the U.S. and in foreign countries. Legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to patent applications are amortized over the life of the patent, if successful, or charged to operations upon denial or in the period during which a determination not to further pursue such application is made. The Company has also capitalized external legal costs incurred in the defense of its patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent. The Company recorded patent amortization expense of approximately $800,000, $600,000 and $400,000 in the years ended October 31, 2005, 2004 and 2003, respectively.

10. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 31,
	2005	2004
Salaries and employee benefits	$7,214	$6,105
Other	6,478	4,573

	$13,692	$10,678

11. NOTES PAYABLE AND LONG-TERM DEBT
In September 2005, the Company entered into a $135 million secured revolving credit facility that amended and expanded the $100 million credit facility entered into in May 2004. The $100 million secured revolving credit facility previously amended and expanded the $85 million credit facility established in January 2004. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 4.9% and 3.5% for the years ended October 31, 2005 and 2004, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.3% in both periods. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of October 31, 2005, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $55 million under the revolving credit facility. All borrowings are due at maturity.
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
The annual maturities of the Company’s notes payable and long-term debt at October 31, 2005 are summarized as follows (in thousands):

Fiscal Year
2006	$663
2007	678
2008	686
2009	7,777
2010	55,183
Subsequent to 2010	726

$65,713

Throughout the construction at the Kingstree, South Carolina and Winchester, Kentucky manufacturing facilities, all interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. During the years ended October 31, 2005, 2004 and 2003, the Company incurred interest on borrowings of approximately $3.5 million, $2.1 million and $100,000, respectively, and recorded amortization of related debt fees of approximately $300,000 and $200,000 in fiscal 2005 and fiscal 2004, respectively, the majority of which was capitalized.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at October 31, 2005 and 2004 approximate their fair values.
12. COMMITMENTS AND CONTINGENCIES
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

The Company also leases its premises in Boulder, Colorado under an operating lease that expires in May 2008. The terms of the lease include annual rent escalations of 3.5%. Additionally, the Company leases certain property classified as operating leases at its Winchester, Kentucky and Kingstree, South Carolina manufacturing facilities and its Boulder offices.
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
Rent expense was approximately $4.0 million, $1.6 million and $1.5 million for the years ended October 31, 2005, 2004 and 2003, respectively. The Company received sublease income of approximately $100,000 and $300,000 for the years ended October 31, 2004 and 2003, respectively, for office and lab space that it had previously subleased in Columbia, Maryland.
Future minimum lease payments under operating leases at October 31, 2005 are as follows (in thousands):

Fiscal Year
2006	$3,576
2007	3,607
2008	3,524
2009	3,422
2010	759
After 2010	560

$15,448

Scientific Research Collaborations The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. Martek incurred approximately $100,000 in each of fiscal 2005, 2004 and 2003 in royalties under such agreements pertaining to the Company’s fluorescent detection products.
In December 2003, the Company executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, the Company is contingently liable for milestone payments upon achievement of certain scientific results. As of October 31, 2005, a milestone payment of up to $2.5 million would be paid to the Company’s co-collaborator in fiscal 2006 if the milestone related to the current phase of the project is achieved. Due to the current status of the project, the Company has not recorded a liability for this contingency.
Purchase Commitments The Company has entered into an agreement to purchase a minimum quantity of certain material used in the production of Martek’s food DHA product from a third-party manufacturer. The commitment expires on June 30, 2006. As of October 31, 2005, the Company’s remaining obligation was approximately $1.8 million.
The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2007. As of October 31, 2005, the Company’s remaining obligation was approximately $13.6 million.
Kentucky Wastewater Matter On March 12, 2003, an explosion occurred at a public wastewater treatment works in Winchester, Kentucky, resulting in property damage. While the Company maintained that it was not liable, the Company believed it to be in its best interest to settle this outstanding matter. In June 2005, the Company settled the matter. The settlements provided for a full release from any claims that the parties may have against the Company in connection with the matter and included settlement payments for amounts previously accrued. As such, the settlements did not have a material impact on the Company’s financial condition or results of operations.
The Company learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to the explosion at the Winchester wastewater treatment plant and relating to n-hexane. Current and former employees have testified before a federal grand jury that is investigating the matter. The Company further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the Winchester Municipal Utilities Commission on a number of matters including the March 12, 2003 explosion. While the Company cannot be certain of the outcome of the EPA investigation, the Company believes that the outcome of the investigation will not have a material impact on its financial condition or results of operations.
Class Action Lawsuits Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and intends to defend vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any.

Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
13. LICENSE AGREEMENTS
The Company has licensed certain technologies and recognized license fee revenue under various agreements. License fees are recorded as unearned revenue and amortized on a straight-line basis over the term of the agreement. The Company recognized approximately $500,000, $400,000 and $200,000 as license revenue for the years ended October 31, 2005, 2004 and 2003, respectively. The balance of these license fees and prepaid product purchases remaining in unearned revenue was approximately $9.7 million and $11.2 million at October 31, 2005 and 2004, respectively.
14. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended October 31,
	2005	2004	2003
Net income	$15,284	$47,048	$15,992

Weighted average shares outstanding, basic	31,164	29,033	25,510
Effect of dilutive potential common shares:
Employee stock options	849	1,315	1,821
Warrants	19	38	86

Total dilutive potential common shares	868	1,353	1,907

Weighted average shares outstanding, diluted	32,032	30,386	27,417

Net income per share, basic	$0.49	$1.62	$0.63
Net income per share, diluted	$0.48	$1.55	$0.58

Employee stock options to purchase approximately 1.7 million, 600,000 and 47,000 shares were outstanding but were not included in the computation of diluted net income per share for the years ended October 31, 2005, 2004 and 2003, respectively, because the effects would have been antidilutive.
15. STOCKHOLDERS’ EQUITY
Issuance of Common Stock In January 2005, the Company completed an underwritten public offering of 1,756,614 shares of common stock at price of $49.10 per share pursuant to a shelf registration statement. Net proceeds to the Company, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt.
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
At October 31, 2005, the Company had warrants outstanding to purchase up to 31,496 shares of common stock at an exercise price of $19.05 per share. These warrants were exercised in November 2005.
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
As result of the Company’s purchase of OmegaTech, the Company assumed 154,589 options from the OmegaTech, Inc. 1996 Stock Option Plan (“OmegaTech Plan”). No new options may be issued under this plan as of the date of the purchase. Under the OmegaTech Plan, exercise prices were determined by the Compensation Committee, but at an exercise price not less than the fair market value of OmegaTech’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and were all 100% vested as of the purchase date. The 2003 New Employee Stock Option Plan (“2003 Plan”) was adopted in conjunction with the acquisition of FermPro.
Details of shares under option were as follows (shares in thousands):

	Number of	Weighted Average
	Shares	Price/Share
Options outstanding at October 31, 2002	4,158	$17.82
Options exercisable at October 31, 2002	2,603	$15.74

Granted	1,112	$33.85
Exercised	(977)	$13.68
Canceled	(101)	$28.34

Options outstanding at October 31, 2003	4,192	$22.68
Options exercisable at October 31, 2003	2,412	$18.50

Granted	1,067	$59.60
Exercised	(1,188)	$16.39
Canceled	(71)	$36.39

Options outstanding at October 31, 2004	4,000	$34.11
Options exercisable at October 31, 2004	2,088	$26.53

Granted	700	$48.69
Exercised	(771)	$24.10
Canceled	(47)	$44.79

Options outstanding at October 31, 2005	3,882	$38.60
Options exercisable at October 31, 2005	3,396	$40.40

The Company did not issue any options to non-employees during the years ended October 31, 2005, 2004 and 2003.
At October 31, 2005, approximately 200,000 shares of common stock were available for future grants under the Option Plans. The weighted average remaining contractual life for all options outstanding under the Option Plans at October 31, 2005 was 7.3 years.
Detailed information on the options outstanding under the Option Plans on October 31, 2005 by price range is set forth as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
		(years)
$6.25 – $9.37	53,560	3.5	$7.39	53,560	$7.39
$9.38 – $14.07	134,679	4.2	$11.87	134,679	$11.87
$14.08 – $21.12	596,859	5.5	$16.55	446,609	$16.32
$21.13 – $31.69	1,203,740	7.0	$27.66	932,070	$28.01
$31.70 – $47.55	189,975	6.6	$39.15	160,965	$39.65
$47.56 – $68.08	1,703,103	8.6	$57.09	1,668,103	$57.19

	3,881,916	7.3	$38.60	3,395,986	$40.40

Directors’ Stock Option Plan In 1994, the Company established a Directors’ Stock Option Plan (“Directors’ Plan”). The Directors’ Plan provided for the award of stock options to non-employee directors. At October 31, 2005, 42,000 options were outstanding and no additional options were available for future grant under the Directors’ Plan. The weighted average remaining contractual life for all options outstanding under the Directors’ Plan at October 31, 2005 was 1.7 years. No awards have been made under the Director’s Plan since 1998. During 2005, 2004 and 2003, Directors of the Company received option grants under the Company’s Option Plans.
Pro Forma Disclosure The weighted average fair market values of the options at the date of grant for options granted during the years ended October 31, 2005, 2004 and 2003 were $28.59, $39.21 and $37.59, respectively. The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the respective periods:

	Year ended October 31,
	2005	2004	2003
Expected volatility	62.7%	78.9%	71.2%
Risk-free interest rate	3.9%	3.9%	3.5%
Expected average life of options	5 years	5 years	7 years
Expected dividend yield	0%	0%	0%
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
16. INCOME TAXES
The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year ended October 31,
	2005	2004	2003
Federal income tax expense (benefit) at 35% in 2005 and 2004 and 34% in 2003	$8,425	$7,656	$5,438
State taxes, net of Federal benefit	361	761	400
Change in valuation allowance	—	(33,593)	(5,838)

Total provision (benefit)	$8,786	$(25,176)	$—

As of October 31, 2004, the Company reversed approximately $51 million of its deferred tax asset valuation allowance. This reversal resulted in the recognition of an income tax benefit totaling $25.2 million, a direct increase to stockholders’ equity of approximately $22.8 million due to historical non-qualified stock option exercises and a decrease to goodwill of approximately $2.6 million due to certain basis differences and net operating loss carryforwards resulting from the Company’s acquisition of OmegaTech.

Substantially all of the provision or benefit for income taxes in fiscal 2005 and 2004 results from changes in deferred income taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	October 31,
	2005	2004
Deferred tax assets:
Accruals and reserves	$1,408	$1,342
Patents and trademarks	528	335
Net operating loss carryforwards	77,833	75,061
Deferred revenue	3,494	3,643
Other	214	257

Total assets	83,477	80,638

Deferred tax liabilities:
Property, plant and equipment	(5,958)	(3,522)
Acquired intangibles	(3,507)	(3,933)
Goodwill	(559)	(316)

Total liabilities	(10,024)	(7,771)

Total deferred tax asset	73,453	72,867
Valuation allowance	(23,832)	(22,077)

Deferred tax asset, net of valuation allowance	49,621	50,790
Less: current deferred tax asset	(1,420)	(1,412)

Long-term deferred tax asset	$48,201	$49,378

As of October 31, 2005, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $212 million. Approximately $2 million of this amount will expire, if unused, by the end of fiscal 2008 with the remainder expiring through fiscal 2023.
Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has reviewed its ownership change position pursuant to Section 382 and has determined that the utilization of certain of its net operating loss carryforwards may be limited. Such limitation may defer the utilization of as much as $66.7 million of its net operating loss carryforwards until periods after fiscal 2009. Due to the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in those periods, the Company believes it is not more likely than not that these assets will be realized. As such, these net operating loss carryforwards continue to be fully reserved through a valuation allowance as of October 31, 2005. Should realization of these and other deferred tax assets become more likely than not, approximately $10.9 million of the resulting benefit will be reflected as an income tax benefit upon reversal of the allowance, approximately $7.6 million will be reflected as a reduction to goodwill and approximately $5.9 million will be reflected as an increase to stockholders’ equity. Although the Company has net operating losses available to offset future taxable income, the Company may be subject to Federal alternative minimum taxes.
17. EMPLOYEE 401(K) PLAN
The Company maintains an employee 401(k) Plan (the “Plan”). The Plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount up to 100% of their total compensation to contribute to the Plan, not to exceed the maximum allowable by Internal Revenue Service regulations. The Company may make “matching contributions” equal to a discretionary percentage up to 3% of a participant’s salary, based on deductions of up to 6% of a participant’s salary. All amounts deferred by a participant under the 401(k) Plan’s salary reduction feature vest immediately in the participant’s account while contributions the Company may make would vest over a five-year period in the participant’s account. The Company contribution was approximately $800,000, $600,000 and $300,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

18. QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial information for fiscal 2005 and 2004 is presented in the following table (in thousands, except per share data):

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter
2005
Total revenues	$66,489	$55,831	$39,489	(1)	$56,043
Cost of sales	38,906	35,377	25,690		33,408
Income (loss) from operations	11,137	4,951	(587	)(1)	7,444
Net income (loss)	7,072	3,433	(109	)(1)	4,888
Net income (loss) per share, basic	0.24	0.11	(0.00)		0.49
Net income (loss) per share, diluted	0.23	0.11	(0.00)		0.48

2004
Total revenues	$35,575	$41,920	$47,337		$59,661
Cost of sales	22,234	27,181	29,176		36,402
Income from operations	3,067	3,274	4,769		9,990
Net income	3,351	3,399	5,011		35,287	(2)
Net income per share, basic	0.12	0.12	0.17		1.20	(2)
Net income per share, diluted	0.11	0.11	0.16		1.16	(2)

(1)	In the third quarter of fiscal 2005, revenues declined due to a build-up of inventory by certain customers.

(2)	In the fourth quarter of fiscal 2004, Martek recognized a deferred tax benefit of $25.2 million (see Note 16).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a–15 (e) and 15d–15 (e) and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control over Financial Reporting, included in Part II–Item 8 of this Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting, included in Part II–Item 8 of this Form 10-K. There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item 1 — Business “Directors and Executive Officers of the Registrant.” The additional information required by this item will be contained in the following sections of our 2006 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Board Committees
Section 16(a) Beneficial Ownership Reporting Compliance
As part of our system of corporate governance, our Board of Directors has adopted a code of ethics for senior financial officers that is specifically applicable to our chief executive officer, president, chief financial officer and controller. This code of ethics is available on the corporate governance page of the investor information section of our website at http://www.martekbio.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address above.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained in the following sections of our 2006 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Directors Fees
Compensation
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the following sections of our 2006 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Beneficial Ownership of Common Stock
Equity Compensation Plan Information
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item will be contained in the following sections of our 2006 Definitive Proxy Statement, which section is hereby incorporated by reference:
Certain Relationships and Related Transactions
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained in the following sections of our 2006 Definitive Proxy Statement, which section is hereby incorporated by reference:
Independent Auditors

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)(1) Index to Consolidated Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8- Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules
Schedule II Valuation and Qualifying Accounts- Years Ended October 31, 2005 and 2004     68
Other financial statement schedules for the years ended October 31, 2005 and 2004 and financial statement schedules for the year ended October 31, 2003 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
(a)(3) Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SCHEDULE II
MARTEK BIOSCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 31, 2005 AND 2004 (1)

In thousands
	Balance at
	Beginning of				Balance at End of
Description	Year	Additions	Deductions		Year
Year ended October 31, 2005:

Deferred tax valuation allowance	$22,077	$1,755	$—		$23,832

Reserve for inventory obsolescence	$1,000	$2,000	$(1,500)		$1,500

Year ended October 31, 2004:

Deferred tax valuation allowance	$65,781	$6,936	$(50,640	) (2)	$22,077

Reserve for inventory obsolescence	$500	$500	$—		$1,000

(1)	This schedule is omitted for the year ended October 31, 2003 since it was either not required or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(2)	A portion of the valuation allowance was reversed due to our determination that it is more likely than not that we will realize these deferred tax assets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2006.

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

Signatures	Title	Date
/s/ Henry Linsert, Jr. Henry Linsert, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	January 17, 2006

/s/ Peter L. Buzy Peter L. Buzy	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 17, 2006

/s/ James R. Beery James R. Beery	Director	January 17, 2006

/s/ Robert J. Flanagan Robert J. Flanagan	Director	January 17, 2006

/s/ Jerome C. Keller Jerome C. Keller	Director	January 17, 2006

/s/ Gordon S. Macklin Gordon S. Macklin	Director	January 17, 2006

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr.	Director	January 17, 2006

Signatures	Title	Date
/s/ John H. Mahar John H. Mahar	Director	January 17, 2006

/s/ Sandra Panem Sandra Panem	Director	January 17, 2006

/s/ Richard J. Radmer Richard J. Radmer	Director	January 17, 2006

/s/ Eugene H. Rotberg Eugene H. Rotberg	Director	January 17, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER#	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation.

3.02	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

3.04	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.05	Amended By-Laws of Registrant (filed as exhibit 3.01 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2005, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

4.02	Form of Rights Agreement dated as of January 24, 1996 between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 1 to the Company’s Form 8-K, File No. 0-22354, filed January 29, 1996, and incorporated by reference herein).

4.03	Form of First Amendment to Rights Agreement between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 99.1 to the Company’s Form 8-K, File No. 0-22354, filed November 9, 1998 and incorporated by reference herein).

10.01	Form Indemnification Agreement for directors.

10.02	1986 Stock Option Plan, as amended. +

10.03	Employment Agreement, dated May 4, 1990, between the Company and Henry Linsert, Jr. +

10.04	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.05	Collaborative Research and License Agreement, dated April 30, 1993, as amended June 11, 1993, between the Company and the Trustees of Columbia University.

10.06	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.

10.07	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.07A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.08	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company.*

10.08A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.09	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.09A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.10	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.

EXHIBIT
NUMBER#	DESCRIPTION

10.11	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s 1995 Form 10-K, File No. 0-22354, and incorporated by reference herein).

10.12	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein). +

10.13	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein). +

10.14	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as Exhibit 10.25 to the Company’s 1997 Form 10-K, File No. 000-22354, and incorporated by reference herein).

10.15	Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R Columbia Limited Partnership (filed as Exhibit 10.26 to the Company’s 1998 Form 10-K, File No. 22354, and incorporated by reference herein).

10.16	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories (filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).

10.17	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein). +

10.18	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as Exhibit 99.2 to the Company’s Form 8-K, File No. 22354, dated March 2, 2001 and incorporated by reference herein).

10.19	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust (filed as Exhibit 10.34 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.20	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders Trust (filed as Exhibit 10.35 to the Company’s 2001 Form 10-K, File No. 22354, and Incorporated by reference herein).

10.21	Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as Exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.22	OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as Exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.23	Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed as Exhibit 10.39 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.24	Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed as Exhibit 10.41 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).*

10.25	Manufacturing Agreement between C.P. Kelco U.S. Inc. and OmegaTech, Inc. dated October 19, 2001 (filed as Exhibit 10.42 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2002, and incorporated by reference herein).

10.26	Agreement and Plan of Merger, dated March 25, 2002, by and among the Company, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.27	First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., the Company, and OGTAQ Corp., dated April 24, 2002 by and among the Company, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K, File No. 22354, filed on May 3, 2002 and incorporated by reference herein).

10.28	Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2002 and incorporated by reference herein). +

EXHIBIT
NUMBER#	DESCRIPTION

10.29	Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., the Company and OGTAQ Corp., entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders’ Representative. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on July 31, 2002 and incorporated by reference herein).

10.30	Amendment No. 3 to Settlement Terms Related to Arbitration of License Agreement dated as of December 20, 2002 by and among Monsanto Company and Martek Biosciences Boulder Corporation. (filed as Exhibit 10.48 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2002, and incorporated by reference herein).

10.31	License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No.22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.32	Asset Sale and Purchase Agreement dated July 21, 2003 by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and the Company (filed as Exhibit 10.51 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.33	Amendment No. 1 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and the Company (filed as Exhibit 10.52 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.34	Amendment No. 2 to Asset Sale and Purchase Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and the Company (filed as Exhibit 10.53 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.35	Joinder Agreement by and among FermPro Manufacturing, LP, a Georgia limited partnership, Astral Technologies, Inc., a South Carolina corporation and the Company (filed as Exhibit 10.54 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.36	Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended July 31, 2003, and incorporated by reference herein). +

10.37	Collaboration Agreement between the Company and SemBioSys Genetics, Inc., a Canadian corporation, dated December 1, 2003 (filed as Exhibit 10.59 to the Company’s annual report on Form 10-K, as amended, File No. 22354, for the year ended October 31, 2003, and incorporated by reference herein). *

10.38	Amendment to Manufacturing Agreement by and between C.P. Kelco U.S., Inc. and Martek Biosciences Boulder Corporation, dated October 1, 2003 (filed as Exhibit 10.60 to the Company’s annual report on Form 10-K, as amended, File No. 22354, for the year ended October 31, 2003, and incorporated by reference herein).*

10.39	Promissory Note payable to the order of Genencor International, Inc., a Delaware Corporation, dated January 26, 2004 (filed as Exhibit 10.61 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2003, and incorporated by reference herein).

10.40	ARA Alliance, Purchase and Production Agreement by and between the Company and DSM Food Specialties B.V. (filed as Exhibit 10.63 to the Company’s quarterly report on Form 10-Q, as amended, File No. 22354, for the quarter ended April 30, 2004, and incorporated by reference herein). *

10.41	Sixth Amendment of Lease, dated May 13, 2004, by and between M.O.R. CBC LLC and the Company (filed as Exhibit 10.64 to the Company’s quarterly report on Form 10-Q, File No. 22354, for the quarter ended April 30, 2004, and incorporated by reference herein).

10.42	Master Equipment Lease, dated October 29, 2004, between Martek Biosciences Kingstree Corporation and M&T Credit Services, LLC (filed as Exhibit 10.45 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2004, and incorporated by reference herein).

EXHIBIT
NUMBER#	DESCRIPTION

10.43	Form of Stock Option Award Agreement under Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.46 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.44	Form of Stock Option Award Agreement under Martek Biosciences Corporation 2004 Stock Incentive Plan (filed as Exhibit 10.47 to the Company’s annual report on Form 10-K, File No. 22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.45	Continuing Guaranty of the Company pursuant to Master Equipment Lease, dated October 29, 2004, between Martek Biosciences Kingstree Corporation and M&T Credit Services, LLC. (filed as Exhibit 10.48 to the Company’s annual report on Form 10-K, as amended, File No. 22354, for the year ended October 31, 2004, and incorporated by reference herein).

10.46	Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2005 and incorporated by reference herein). +

10.47	Form of Nonqualified Stock Option Agreement under Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-125802, filed June 14, 2005, and incorporated by reference herein).

10.48	Letter Agreement dated July 6, 2005 by and between Peter A. Nitze and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 22354, filed on September 8, 2005 and incorporated by reference herein).+

10.49	Amended and Restated Loan and Security Agreement by and among the Company, as Borrower, and the Lenders party thereto and Manufacturers and Traders Trust Company, as Administrative Agent and Sole Book Runner, and Bank of America, NA, as Syndication Agent, and SunTrust Bank, as Documentation Agent, dated September 30, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

10.49A	Form of Revolving Loan Promissory Note ( filed as Exhibit 2.1.1 to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

10.49B	Form of Guaranty Agreement ( filed as Exhibit 3.8(a) to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

10. 49C	Form of Security Agreement from Guarantors ( filed as Exhibit 3.8(b) to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

10.49D	Form of Stock Pledge Agreement ( filed as Exhibit 3.9 to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

10.49E	Form of Lender Assignment and Acceptance Agreement ( filed as Exhibit 10.1.2.(c) to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

10.50	Second Modification Agreement effective as of September 30, 2005 by and between Manufacturers and Traders Trust Company, as Administrative Agent, the lenders named therein, Martek Biosciences Corporation, Martek Biosciences Boulder Corporation, and Martek Biosciences Kingstree Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 22354, filed on October 6, 2005 and incorporated by reference herein).

21.01	Subsidiaries of the Registrant. **

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

24.01	Power of Attorney of the Board of Directors (included on signature page of this report).**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

EXHIBIT
NUMBER#	DESCRIPTION

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith.

#	Unless otherwise noted, all Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522). The registrant will furnish a copy of any exhibit upon receipt of a written request and the payment of a specified reasonable fee which fee shall be limited to the registrant’s reasonable expenses in furnishing such exhibit.

+	Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.

