Form 10-K/A
period 2005-10-31
MARTEK BIOSCIENCES CORP
filed 2006-01-17
CIK 892025

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
COMMON STOCK, $.10 PAR VALUE
(TITLE OF CLASS)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer   ☑               Accelerated filer   ☐               Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 29, 2005 was $1,164,760,691, based on the closing price of the Common Stock on the NASDAQ National Market on April 29, 2005.
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

Explanatory Note:
This Amendment No. 1 to Form 10-K to amend, restate and supersede in its entirety the Form 10-K originally filed in error on January 13, 2006 is being filed by the registrant pursuant to Rule 103 of Regulation S-T of the Securities and Exchange Commission. The January 13, 2006 filing was made as a result of an electronic transmission error caused by an inadvertent clerical mistake by a third-party EDGAR filing service that was outside the control of the registrant and was not authorized by the registrant.

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
We have entered into license agreements with 21 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a state-administered, federally funded program for low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Pre-term infant formula products comprise less than 5% of the total infant formula market worldwide. Adult supplements containing our nutritional oils are being sold in the United States and to a lesser degree in certain European markets. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to two years as well as pregnant and nursing women.
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
Our infant formula licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Pre-term infant formula products comprise less than 5% of the total infant formula market worldwide. Supplemented infant formulas manufactured by four of our licensees are currently being sold in the United States. Our sales of nutritional oils for infant formula were approximately $189.1 million, $161.3 million and $107.1 million in fiscal 2005, 2004 and 2003, respectively. Mead Johnson Nutritionals accounted for approximately 49%, 55% and 57% of our total product sales in fiscal 2005, 2004 and 2003, respectively. Abbott Laboratories accounted for approximately 17%, 16% and 16% of our total product sales in fiscal 2005, 2004 and 2003, respectively. Wyeth accounted for approximately 11%, 11% and 14% of our total product sales in fiscal 2005, 2004 and 2003, respectively. Nestle accounted for approximately 11% and 8% of our total product sales in fiscal 2005 and 2004, respectively. In addition, due to the success of fortified infant formula, several of our licensees are selling extension products beyond infant formula, which contain our oils and are targeted for children ages nine months to two years of age.
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
Mead Johnson Nutritionals has begun selling a product in the United States, Expecta™LIPIL®, which contains our DHA oil and targets pregnant and nursing women. First Horizon Pharmaceutical® has recently launched a prescription prenatal supplement OptiNate™ containing Martek DHA™, Mission Pharmacal will soon launch a prescription prenatal supplement CITRACAL® Prenatal + DHA containing Martek DHA™ and Vincent Foods, LLC has begun offering Oh Mama! nutrition bars containing Martek DHA™, all of which also target pregnant and nursing women.
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
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM recently completed its expansion of its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. This has allowed us to build our ARA inventory and we are continuing to build this ARA inventory in the short-term, until the Belvidere facility exhibits more consistent production performance. We are now receiving approximately one-half of our ARA from DSM’s Belvidere facility. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by us based on pricing established through this methodology and invoiced from DSM. As part of our April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. Our guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business. In addition, we are in the process of finalizing an amendment to the April 2004 agreement with DSM. This amendment, among other things, will establish our guarantee of DSM’s phase two expansion costs. This guarantee will have a maximum value of $40 million, with such amounts able to be reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. We expect that as of December 31, 2005, this phase two proposed guarantee would have been reduced to approximately $32 million, primarily as a result of ARA purchases in the second half of 2005 upon completion of DSM’s phase two expansion.
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
SALES AND MARKETING
Our nutritional oils are marketed and sold primarily to the infant formula, dietary supplement and food and beverage industries. Infant formula manufacturers are required to purchase a license from us in order to use our DHA and ARA oils in infant formula. To date, we have entered into license agreements with 21 infant formula manufacturers who represent approximately 70% of the world’s wholesale infant formula market. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Due to the success of the fortified infant formula products, several of our licensees have also begun selling extension products beyond infant formula, which contain our oils and are targeted to children ages nine months to two years of age. In addition, Mead Johnson Nutritionals has begun selling a product in the United States, Expecta™LIPIL®, which contains our DHA oil and targets pregnant and nursing women. First Horizon Pharmaceutical® has recently launched a prescription prenatal supplement OptiNate™ containing Martek DHA™, Mission Pharmacal will soon launch a prescription prenatal supplement CITRACAL® Prenatal + DHA containing Martek DHA™ and Vincent Foods, LLC has begun offering Oh Mama! nutrition bars containing Martek DHA™ , all of which also target pregnant and nursing women.
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

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Our directors and executive officers are as follows:

Name	Age	Position
James R. Beery(2)(3)	64	Director
Robert J. Flanagan (1)(3)	49	Director
Polly B. Kawalek	51	Director
Jerome C. Keller	63	Director
Henry Linsert, Jr.	64	Chairman, Chief Executive Officer and Director
Gordon S. Macklin	77	Director
Douglas J. MacMaster, Jr.(1)(3)	75	Director
John H. Mahar(1)	71	Director
Sandra Panem, Ph.D.(2)	59	Director
Richard J. Radmer, Ph.D.	63	Director
Eugene H. Rotberg(2)(3)	75	Director

David M. Abramson	52	Senior Vice President, Corporate Development
George P. Barker	66	Senior Vice President, General Counsel and Secretary
Peter L. Buzy	46	Chief Financial Officer and Treasurer
Steve Dubin	52	President
Barney B. Easterling	60	Senior Vice President, Manufacturing
James H. Flatt, Ph.D.	46	Senior Vice President, Research
Peter A. Nitze	47	Chief Operating Officer

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

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
Mrs. Kawalek served for 25 years in various capacities at Quaker Oats, a consumer goods company and a division of PepsiCo. She was president of Quaker Foods at the time of her retirement in 2004. She also serves as a director for Kimball International and Elkay Manufacturing Company. Mrs. Kawalek has been a director of Martek since January 2006. Her term expires in 2008.
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
Mr. Linsert joined Martek as Chairman of the Board in 1988 and became Chief Executive Officer in 1989. From 1987 to 1988, he was primarily engaged as President of American Technology Investments Corp., a consulting company specializing in the development and financing of early stage companies in the Mid-Atlantic area. He was President and Chief Executive Officer of Suburban Capital Corporation, a venture capital subsidiary of Sovran Financial Corporation (now Bank of America), from 1983 to 1987. Prior to 1983, Mr. Linsert was Vice President of Inverness Capital Corporation, a small business investment company, and Vice President of First Virginia Bank. He also served as a Captain in the U.S. Marine Corps and as an artillery officer in Vietnam. His term expires in 2008. Mr. Linsert will retire as Chief Executive Officer on June 30, 2006 and will continue as Chairman of Martek’s Board of Directors.

Mr. Macklin serves as a director of MedImmune, Inc. (biotechnology) and Overstock.com (internet sales), and is a director, trustee, or managing general partner, as the case may be, of 48 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin was formerly the Deputy Chairman of White Mountains Insurance Group, Inc. from 2001 to 2004, Chairman of White River Corporation (financial services) from 1993 to 1998, President of the National Association of Securities Dealers, Inc. (1970-1987) and Chairman of Hambrecht and Quist Group (1987-1992). From 1998-2002, Mr. Macklin was also a member of the Board of Directors of WorldCom, Inc. (now called MCI, Inc). Mr. Macklin has been a director of Martek since 1998. His term expires in 2006, and he has indicated that he intends to retire as a director at that time.
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
Dr. Radmer, a founder of Martek, has served since 1985 as a director. He served as our President and Chief Scientific Officer from our inception through March 2003. Prior to 1985, he worked for 17 years at Martin Marietta Corp. where he headed the Biosciences Department which performed research to develop new products from microalgae, among other activities. He has served as an Adjunct Associate Professor and Associate Member of the Graduate Faculty at the University of Maryland. His term expires in 2006, and he has indicated that he intends to retire as a director at that time.
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
We are aware that other sources of DHA and ARA are, or may, be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	the Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its fish oil source of DHA and its fungal source of ARA are generally recognized as safe when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA;

•	Reliant Pharmaceuticals launched Omacor, a DHA/ EPA ethyl ester, in the second half of 2005 for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. We expect additional studies to expand the approved indications for Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts;

•	some infant formulas now on the market outside the United States use DHA derived from other sources, such as fish oil or eggs;

•	Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, has been actively marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States, China and Europe. We have filed a patent infringement suit against Nutrinova in both the United States and Germany. These lawsuits are further described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.” In December 2005, it was announced that Nutrinova’s DHA business has been sold to Lonza Group LTD, a Swiss chemical and biotechnology group; and

•	other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.
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

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and we expect it to appeal. The appeal process is not expected to be completed before 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova is accused of infringing to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. The case has now been limited to the five patents which Martek has sued Nutrinova for infringement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his decision in December 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006.

•	Suntory has opposed our blended oil patent in Japan, where we believe there currently are no sales of infant formula containing our blended oils. The patent was revoked by the Japanese Patent Office and the revocation upheld by the Tokyo High Court in September 2004. We appealed this decision to the Japanese Supreme Court and, as expected, that court has declined to hear the matter. Thus, the revocation of this patent has become final. With respect to our Japanese ARA patent, the same result has been reached.

•	With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter has been scheduled for late January 2006. If the decision is in Martek’s favor, Suntory cannot appeal, but if the decision is against Martek, Martek can appeal. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005. No hearing date has been set, and is not expected before late 2006.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease an aggregate of approximately 60,000 square feet of laboratory, technical and administrative space in Columbia, Maryland. Our leases expire in January 2011.
We also lease an aggregate of approximately 19,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2008.
We own a fermentation and oil processing facility in Winchester, Kentucky where we produce our nutritional oils. The facility is located on 35 acres and occupies approximately 130,000 square feet holding multiple fermentation vessels totaling 1.2 million liters of capacity.
We also own a fermentation and oil processing facility in Kingstree, South Carolina where we produce our nutritional oils and provide contract manufacturing services. The facility is located on more than 500 acres and occupies approximately 419,000 square feet currently holding multiple fermentation vessels totaling 2.8 million liters of capacity. Approximately 80% of the fermentation capacity is intended for the production of DHA and ARA with the remainder used for contract manufacturing.

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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova is accused of infringing to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents. The case has now been limited to the five patents which Martek has sued Nutrinova for infringement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his decision in December 2005. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006.
With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter has been scheduled for late January 2006. If the decision is in Martek’s favor, Suntory cannot appeal, but if the decision is against Martek, Martek can appeal. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005. No hearing date has been set, and is not expected before late 2006.

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
In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996 we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 1998, we first realized revenues from the sale of our fluorescent detection products. In 2001, the FDA completed a favorable review of our generally recognized as safe notification for the use of our DHA and ARA oil blend in specified ratios in infant formula. We have entered into license agreements with 21 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Pre-term infant formula products comprise less than 5% of the total infant formula market worldwide. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, Wyeth and Nestle are currently being sold in the United States.

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
During the past two years, several new products were launched that contained Martek DHA™, including:
•	Mead Johnson launched Expecta™ LIPIL®, a DHA supplement for pregnant and nursing women containing Martek DHA™.

•	PBM Products launched a beverage containing Martek DHA™ that is formulated for diabetics and people with atypical glucose tolerance.

•	GlaxoSmithKline launched a second powdered drink mix containing Martek DHA™ in India. The product, Junior Horlicks, is formulated for a child’s developing brain and nervous system. GlaxoSmithKline has previously launched an adult DHA beverage.

•	First Horizon Pharmaceutical® has recently launched OptiNate™ and Mission Pharmacal will soon launch CITRACAL® Prenatal + DHA. Both of these products are prescription prenatal supplements containing Martek DHA™.

•	Vincent Foods, LLC has begun offering Oh Mama! nutrition bars containing Martek DHA™, which also target pregnant and nursing women.

•	Several egg producers, including Gold Circle Farms®, are now offering eggs and liquid eggs using Martek DHA™. These eggs are sold in several grocery store chains in the U.S. and Europe.

•	Priégola has launched Simbi + Omega-3 yogurt with Martek DHA™, which is now available in major supermarket chains throughout Spain and is being marketed to children and adults for its brain health benefits.
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
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM recently completed its expansion of its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. This has allowed us to build our ARA inventory and we are continuing to build this ARA inventory in the short-term, until the Belvidere facility exhibits more consistent production performance. We are now receiving approximately one-half of our ARA from DSM’s Belvidere facility. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year expectations. Calendar 2005 ARA purchases have been valued by us based on pricing established through this methodology and invoiced from DSM. As part of our April 2004 agreement with DSM, we are required to guarantee the recovery to DSM of certain expansion costs incurred by them. Our guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business. In addition, we are in the process of finalizing an amendment to the April 2004 agreement with DSM. This amendment, among other things, will establish our guarantee of DSM’s phase two expansion costs. This guarantee will have a maximum value of $40 million, with such amounts able to be reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. We expect that as of December 31, 2005, this phase two proposed guarantee would have been reduced to approximately $32 million, primarily as a result of ARA purchases in the second half of 2005 upon completion of DSM’s phase two expansion.
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
As part of our agreement with DSM, we agreed to guarantee DSM’s recovery of certain expansion costs incurred by them. Our guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business, and the value of our guarantee to DSM which relates to DSM’s phase two expansion will have a maximum value of $40 million, with such amounts able to be reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. We expect that as of December 31, 2005, this phase two proposed guarantee would have been reduced to approximately $32 million, primarily as a result of ARA purchases in the second half of 2005 upon completion of DSM’s phase two expansion.
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
We have audited the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martek Biosciences Corporation at October 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
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

For the year ended
October 31, 2003
Revenues	$124,000
Net income	$16,000

Net income per share, basic	$0.64
Net income per share, diluted	$0.59

Weighted average shares outstanding, basic	25,616
Weighted average shares outstanding, diluted	27,658
5. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (“ARA”), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, $4 million of which was paid upon execution of the agreement, $4 million of which was paid on November 2, 2004, and the remaining $2 million of which was paid by the Company on November 2, 2005. The license fee is being amortized over the 15-year term of the agreement using the straight-line method and the remaining obligation as of October 31, 2005 is recorded as a current obligation in the consolidated balance sheet. This agreement also provides for the guarantee by Martek of DSM’s recovery of certain expansion costs incurred by them. The Company’s guarantee to DSM which relates to their phase one expansion and was initially valued at $8 million has been eliminated through ARA purchases in the normal course of business. In addition, the Company is in the process of finalizing an amendment to the April 2004 agreement with DSM. This amendment, among other things, will establish Martek’s guarantee of DSM’s phase two expansion costs. This guarantee will have a maximum value of $40 million, with such amounts able to be reduced annually through December 31, 2008 based upon ARA purchases in excess of a specified minimum threshold. The Company expects that as of December 31, 2005, this phase two proposed guarantee would have been reduced to approximately $32 million, primarily as a result of ARA purchases in the second half of 2005 upon completion of DSM’s phase two expansion.
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

18. QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial information for fiscal 2005 and 2004 is presented in the following table (in thousands, except per share data):

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter
2005
Total revenues	$66,489	$55,831	$39,489	(1)	$56,043
Cost of sales	38,906	35,377	25,690		33,408
Income (loss) from operations	11,137	4,951	(587	)(1)	7,444
Net income (loss)	7,072	3,433	(109	)(1)	4,888
Net income (loss) per share, basic	0.24	0.11	(0.00)		0.49
Net income (loss) per share, diluted	0.23	0.11	(0.00)		0.48

2004
Total revenues	$35,575	$41,920	$47,337		$59,661
Cost of sales	22,234	27,181	29,176		36,402
Income from operations	3,067	3,274	4,769		9,990
Net income	3,351	3,399	5,011		35,287	(2)
Net income per share, basic	0.12	0.12	0.17		1.20	(2)
Net income per share, diluted	0.11	0.11	0.16		1.16	(2)

(1)	In the third quarter of fiscal 2005, revenues declined due to a build-up of inventory by certain customers.

(2)	In the fourth quarter of fiscal 2004, Martek recognized a deferred tax benefit of $25.2 million (see Note 16).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a–15 (e) and 15d–15 (e) and have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included in Part II–Item 8 of this Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting, included in Part II–Item 8 of this Form 10-K. There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item 1 — Business “Directors and Executive Officers of the Registrant.” Additional information on our directors and the other information required by this item will be contained in the following sections of our 2006 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Election of Directors
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

