Form 10-Q
period 2006-01-31
MARTEK BIOSCIENCES CORP
filed 2006-03-13
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2006
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes☑ No
The number of shares of Common Stock outstanding as of March 6, 2006 was 32,065,617.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended January 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,
	2006	October 31,
In thousands, except share and per share data	(unaudited)	2005
Assets
Current assets
Cash and cash equivalents	$17,985	$11,047
Short-term investments and marketable securities	18,700	22,300
Accounts receivable, net	36,838	27,603
Inventories, net	96,948	91,535
Other current assets	8,482	5,929

Total current assets	178,953	158,414

Property, plant and equipment, net	289,749	290,733
Deferred tax asset	44,990	48,201
Goodwill	48,536	48,490
Other intangible assets, net	32,214	31,129
Other assets, net	1,489	1,518

Total assets	$595,931	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,146	$16,661
Accrued liabilities	16,676	13,692
Current portion of notes payable and other long-term obligations	1,119	3,113
Current portion of unearned revenue	2,263	740

Total current liabilities	36,204	34,206

Long-term debt under revolving credit facility	63,000	55,000
Notes payable and other long-term obligations	10,897	11,115
Long-term portion of unearned revenue	8,926	8,959

Total liabilities	119,027	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,064,751 and 32,026,595 shares issued and outstanding, respectively	3,206	3,203
Additional paid-in capital	517,086	515,237
Accumulated other comprehensive income	265	1
Accumulated deficit	(43,653)	(49,236)

Total stockholders’ equity	476,904	469,205

Total liabilities and stockholders’ equity	$595,931	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
Unaudited - In thousands, except share and per share data	2006	2005
Revenues

Product sales	$60,497	$63,111
Contract manufacturing sales	2,395	3,378

Total revenues	62,892	66,489

Cost of revenues:
Cost of product sales	34,467	36,102
Cost of contract manufacturing sales	2,039	2,804
Idle capacity costs	1,703	—

Total cost of revenues	38,209	38,906

Gross margin	24,683	27,583

Operating expenses:
Research and development (1)	5,480	4,816
Selling, general and administrative (1)	9,867	8,145
Other operating expenses	41	3,485

Total operating expenses	15,388	16,446

Income from operations	9,295	11,137

Interest and other income, net	363	180
Interest expense	(864)	(180)

Income before income tax provision	8,794	11,137
Income tax provision (1)	3,211	4,065

Net income	$5,583	$7,072

Net income per share
Basic	$0.17	$0.24

Diluted	$0.17	$0.23

Weighted average common shares outstanding
Basic	32,055,930	29,614,831
Diluted	32,431,559	30,577,066

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	352	—
Selling, general and administrative	636	—
Income tax provision	(361)	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205
Exercise of stock options and warrants	38,156	3	704	—	—	707
Equity-based compensation	—	—	1,145	—	—	1,145
Net income	—	—	—	—	5,583	5,583
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $159	—	—	—	264	—	264

Comprehensive income						5,847

Balance at January 31, 2006	32,064,751	$3,206	$517,086	$265	$(43,653)	$476,904

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited – In thousands	2006	2005
Operating activities

Net income	$5,583	$7,072
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,072	3,756
Deferred tax provision	3,211	4,065
Equity-based compensation expense	988	—
Other	—	288
Changes in operating assets and liabilities:
Accounts receivable	(9,235)	(10,730)
Inventories	(5,256)	(7,060)
Other assets	(2,244)	(1,707)
Accounts payable	(516)	1,118
Accrued liabilities	2,060	2,241
Unearned revenue and other liabilities	1,515	(516)

Net cash provided by (used in) operating activities	178	(1,473)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	3,600	(25,812)
Expenditures for property, plant and equipment	(2,415)	(26,316)
Proceeds from sale-leaseback transaction	—	4,128
Capitalization of intangible and other assets	(880)	(394)

Net cash provided by (used in) investing activities	305	(48,394)

Financing activities

Repayments of notes payable and other long-term obligations	(2,252)	(4,138)
Borrowings (repayments) under revolving credit facility, net	8,000	(30,000)
Proceeds from the issuance of common stock and exercise of stock options and warrants, net	707	83,090

Net cash provided by financing activities	6,455	48,952

Net increase (decrease) in cash and cash equivalents	6,938	(915)
Cash and cash equivalents, beginning of period	11,047	29,445

Cash and cash equivalents, end of period	$17,985	$28,530

Supplemental cash flow disclosures:
Interest paid	$987	$1,071
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K/A for the year ended October 31, 2005.
Consolidation The consolidated financial statements include the accounts of Martek and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation and Martek Biosciences Kingstree Corporation, after elimination of all significant intercompany balances and transactions. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. generally accepted accounting principles”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that the Company believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from the Company’s estimates.
Segment Information The Company currently operates in one business segment, the development and commercialization of novel products from microalgae, fungi and other microbes. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not accumulate discrete financial information with respect to separate product areas and does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21 (“EITF No. 00-21”), “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $800,000 and $600,000 in the three months ended January 31, 2006 and 2005, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of arachidonic acid (“ARA”) from DSM Food Specialties’ B.V. (“DSM”) Capua, Italy plant, which are denominated in euros.
The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Acitivties.” As of January 31, 2006, outstanding forward contracts had notional values aggregating approximately 23.6 million euros (equivalent to $28.6 million at January 31, 2006). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.

Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity, in addition to third-party costs for contracted work as well as ongoing clinical trials costs.
Other Operating Expenses Other operating expenses relate primarily to production start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations and costs incurred in connection with the qualification of certain third-party manufacturers. All such costs are expensed as incurred.
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
Equity-Based Compensation Prior to November 1, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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
At January 31, 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 20 to 40 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at January 31, 2006 and October 31, 2005.

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
Inventories Inventories are stated at the lower of cost or market and include appropriate elements of material, labor and indirect costs. Inventories are valued using a weighted average approach that approximates the first-in, first-out method. The Company analyzes both historical and projected sales volumes and, when needed, reserves for inventory that is either obsolete, slow moving or impaired. Abnormal amounts of inventory costs related to, among other things, idle facilities, freight handling and waste material expenses are recognized as period charges and expensed as incurred.
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
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into a new agreement with DSM Food Specialties B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of arachidonic acid (“ARA”), one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. In February 2006, the Company and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with this expansion, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. Giving effect to ARA purchases by Martek subsequent to January 1, 2005, as permitted by the Amendment, as of January 31, 2006, the guarantee amount has been reduced to approximately $31 million.

The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid will be credited against DSM purchases that become due to DSM pursuant to invoices received after the Recoupment Period. Management estimates that the fair value of such guarantee is not material. The Amendment also provides that Martek will pay $3 million to DSM as partial reimbursement for certain capital expenditures incurred by DSM in connection with the Belvidere expansion. Martek must make such payment within fifteen days following the date on which DSM notifies Martek that the total output of the Belvidere facility has reached a specified level of ARA production. It is expected that such payment will be made by Martek during the second quarter of fiscal 2006.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $18.7 million and $22.3 million as of January 31, 2006 and October 31, 2005, respectively. There were no unrealized holding gains or losses or realized gains or losses during the three months ended January 31, 2006 and 2005.
4. INVENTORIES
Inventories consist of the following (in thousands):

	January 31,	October 31,
	2006	2005
Finished goods	$40,335	$34,328
Work in process	54,372	55,073
Raw materials	3,841	3,634

Total inventory	98,548	93,035
Less: inventory reserve	(1,600)	(1,500)

Inventories, net	$96,948	$91,535

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2006	2005
Land	$2,320	$2,318
Building and improvements	44,210	45,515
Machinery and equipment	158,749	164,039
Furniture and fixtures	3,246	3,161
Computer hardware and software	8,157	8,085
Construction in progress	57,370	56,840
Assets held for future use	45,705	37,539

Property, plant and equipment	319,757	317,497
Less: accumulated depreciation and amortization	(30,008)	(26,764)

Property, plant and equipment, net	$289,749	$290,733

Assets held for future use is comprised of certain production assets. During the quarter ended January 31, 2006, approximately $8 million of production assets were removed from service and are being held for future use.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	January 31, 2006			October 31, 2005
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,030	$(434)	$1,596	$2,026	$(401)	$1,625
Patents	13,497	(1,982)	11,515	11,741	(1,734)	10,007
Core technology	1,708	(370)	1,338	1,708	(342)	1,366
Current products	10,676	(2,694)	7,982	10,676	(2,516)	8,160
Licenses	11,091	(1,308)	9,783	11,091	(1,120)	9,971
Goodwill	48,536	—	48,536	48,490	—	48,490

	$87,538	$(6,788)	$80,750	$85,732	$(6,113)	$79,619

7. NOTES PAYABLE AND LONG-TERM DEBT
In September 2005, the Company entered into a $135 million secured revolving credit facility that amended and expanded the $100 million credit facility entered into in May 2004. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 5.8% and 4.1% for the three months ended January 31, 2006 and 2005, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.2% and 0.3%, respectively. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of January 31, 2006, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $63 million under the revolving credit facility. All borrowings are due at maturity.
Interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three months ended January 31, 2006 and 2005, the Company incurred interest on borrowings of approximately $1.1 million in each quarter, and recorded amortization of related debt fees of approximately $40,000 and $100,000, respectively, of which, in total, $200,000 and $1.0 million was capitalized, respectively.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at January 31, 2006 and October 31, 2005 approximate their fair values based on instruments of similar terms available to the Company.
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase a minimum quantity of certain material used in the production of Martek’s food docosahexaenoic acid (“DHA”) product from a third-party manufacturer. The commitment expires on June 30, 2006. As of January 31, 2006, the Company’s remaining obligation was approximately $900,000.
In connection with the Amendment to the April 2004 DSM agreement, the Company committed to a certain level of ARA purchases related to DSM’s calendar 2005 production. As of January 31, 2006, the Company’s remaining obligation was approximately $14.7 million.
The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2007. As of January 31, 2006, the Company’s remaining obligation was approximately $12.1 million.
Scientific Research Collaborations In December 2003, the Company executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, the Company is contingently liable for milestone payments upon achievement of certain scientific results. As of January 31, 2006, a milestone payment of up to $2.5 million would be paid to the Company’s co-collaborator in fiscal 2006 if the milestone related to the current phase of the project is achieved. Due to the inherent uncertainty of the achievement of this milestone within the required timeframe, the Company has not recorded a liability associated with this milestone.

OmegaTech Contingent Purchase Price In connection with the Company’s purchase of OmegaTech, the purchase agreement provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones were met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use of the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill. As of January 31, 2006, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to any remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
Class Action Lawsuits Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and is defending vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any.
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
9. STOCKHOLDERS’ EQUITY
Equity-Based Compensation
Prior to November 1, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the three months ended January 31, 2006 were $1.0 million and $600,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended January 31, 2006 would have each been $0.19 if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.17 each.
The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to equity-based compensation for the three months ended January 31, 2005. The reported and pro forma net income and net income per share for the three months ended January 31, 2006 are the same because equity-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three months ended January 31, 2006 are included in the following table only to provide net income and net income per share for a comparative presentation to the period of the previous year. The pro forma disclosure for the three months ended January 31, 2005 utilized the Black-Scholes-Merton option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three months ended January 31,
	2006	2005
Net income, as reported	$5,583	$7,072
Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(35,794)

Pro forma net income (loss)	$5,583	$(28,722)

Net income (loss) per share:
Basic – as reported	$0.17	$0.24

Basic – pro forma	$0.17	$(0.97)

Diluted – as reported	$0.17	$0.23

Diluted – pro forma	$0.17	$(0.97)

In December 2004 and January and May 2005, the Company modified the terms of certain outstanding and unvested stock options whose exercise prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options. The accelerations have enabled the Company to avoid recording approximately $27 million of compensation cost that would have been required to be recognized under SFAS 123R.
The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the three months ended January 31, 2006, as well as for option grants during all prior periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the three months ended January 31, 2006, and a discussion of the Company’s methodology for developing each of the assumptions used:

Expected volatility		61.9%
Risk-free interest rate		4.4%
Expected life of options	5	years
Expected dividend yield		0%
Forfeiture rate		2%
Dividend Yield – The Company has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the preceding five-year period to estimate expected volatility. Since fiscal 2001, the Company’s annual volatility has ranged from 61.9% to 78.9% with an average of 68.2%.
Risk-Free Interest Rate – This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
Expected Life of the Option – This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the three months ended January 31, 2006 have a maximum term of ten years.
Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.
As of January 31, 2006, the Company had several equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the three months ended January 31, 2006 was approximately $1.0 million. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $400,000. Compensation cost capitalized as part of inventory during the three months ended January 31, 2006 was approximately $200,000. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.

As of January 31, 2006, the Company had stock options outstanding that were previously granted under the 1986 Stock Option Plan, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Option Plans.” With exception of the 1994 Directors’ Option Plan, option awards under the Option Plans are granted at prices as determined by the Compensation Committee, but shall not be less than the fair market value of the Company’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. At January 31, 2006, approximately 200,000 shares of common stock were available for future grants under the Option Plans.
A summary of option activity under the Option Plans as of January 31, 2006, and changes during the three months then ended are as follows (shares and intrinsic value in thousands):

	Number of	Weighted Average	Aggregate
	Shares	Price/Share	Intrinsic Value
Options outstanding at October 31, 2005	3,924	$38.39
Options exercisable at October 31, 2005	3,438	$40.14

Granted	18	$27.83
Exercised	(6)	$17.49
Canceled	(15)	$43.93

Options outstanding at January 31, 2006	3,921	$38.36	$12,699
Options exercisable at January 31, 2006	3,500	$39.72	$10,884

The weighted average remaining contractual life for all options outstanding under the Option Plans at January 31, 2006 was 7.0 years. The weighted average remaining contractual life for exercisable stock options at January 31, 2006 was 7.0 years.
The weighted average fair market value of the options at the date of grant for options granted during the three months ended January 31, 2006 was $15.70. The total intrinsic value of stock options exercised during the three months ended January 31, 2006 was $46,000.
As of January 31, 2006, there was $4.4 million of total unrecognized compensation cost related to unvested stock options granted under the Option Plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
Stockholder Rights Plan
In February 2006, the Company’s Board of Directors approved the renewal of its Stockholder Rights Plan through the adoption of a new Rights Agreement. The new Rights Agreement is effective as of February 7, 2006, which is the date that Martek’s existing Rights Agreement expired. All rights under the existing Rights Agreement were cancelled upon its expiration.
In connection with the adoption of the new Rights Agreement, preferred stock purchase rights (“Rights”) were granted as a dividend at the rate of one Right for each share of the Company’s common stock held of record at the close of business on February 7, 2006. Each share issued after February 7, 2006 also is accompanied by a Right. Each Right provides the holder the opportunity to purchase 1/1000th of a share of Series B Junior Participating Preferred Stock under certain circumstances at a price of $150 per share of such preferred stock. All rights expire on February 7, 2016.
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
The Rights Agreement provides that at least once every three years the Board of Directors will review and evaluate the Rights Agreement in order to consider whether the maintenance of the Rights Agreement continues to be in the interests of the Company and its stockholders.
10. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2006	2005
Net income	$5,583	$7,072

Weighted average shares outstanding, basic	32,056	29,615
Effect of dilutive potential common shares:
Employee stock options	374	944
Warrants	2	18

Total dilutive potential common shares	376	962

Weighted average shares outstanding, diluted	32,432	30,577

Net income per share, basic	$0.17	$0.24

Net income per share, diluted	$0.17	$0.23

Employee stock options to purchase approximately 2.9 million and 1.4 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2006 and 2005, respectively, because the effects would have been antidilutive.
11. COMPREHENSIVE INCOME
Comprehensive income and its components for the three months ended January 31, 2006 and 2005 was as follows (in thousands):

	Three months ended January 31,
	2006	2005
Net income, as reported	$5,583	$7,072

Other comprehensive income (loss):
Unrealized gain (loss) on exchange rate forward contract, net of income tax provision (benefit) of $159 and ($154), respectively	264	(324)

Comprehensive income	$5,847	$6,748

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, product introductions, growth in nutritional product sales, margin and productivity improvements and potential collaborations and acquisitions;
•	expectations regarding sales to and by our infant formula licensees;
•	expectations regarding marketing of our oils by our infant formula licensees;
•	expectations regarding future efficiencies in manufacturing processes and the cost of production of our nutritional oils;
•	expectations regarding future purchases of third-party manufactured oils;
•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;
•	expectations regarding the amount of inventory held by us or our customers;
•	expectations regarding the effects of excess production capacity;
•	expectations regarding future research and development costs;
•	expectations regarding additional capital expenditures needed in relation to our fermentation and oil processing activities;
•	expectations regarding possibly significant expenses to defend putative securities class action lawsuits alleging false and material misstatements and omissions of material facts concerning our business and prospects; and
•	expectations regarding our ability to protect our intellectual property.
     Forward-looking statements include those statements containing words such as the following:
•	“will,”
•	“should,”
•	“could,”
•	“anticipate,”
•	“believe,”
•	“plan,”
•	“estimate,”
•	“expect,”
•	“intend,” and other similar expressions.
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-Q are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1A. Risk Factors in this report on Form 10-Q and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
GENERAL
Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae, and in addition, we develop and manufacture products derived from fungi and other microbes. Our leading products are nutritional oils used as ingredients in infant formula and foods and beverages and as ingredients in, and encapsulated for use as, dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that these fatty acids may enhance mental and visual development in infants, that they may play a pivotal role in brain function throughout life, and that they may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease. Further research is underway to assess the role of supplementation with our DHA on a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.
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
For the three months ended January 31, 2006, we generated approximately $5.6 million in net income on revenues of $62.9 million. Although we anticipate future growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of infant formula market introductions by our licensees both domestically and internationally;
•	the timing and extent of stocking and destocking of inventory by our licensees, including the potential that licensees will move to “just in time” inventory purchasing now that we have reached a base finished goods inventory level;
•	the timing and extent of our customers’ plant maintenance shutdowns;
•	the timing and extent of introductions of DHA into various child and/or adult applications;
•	the continued acceptance of products containing our oils under state-administered reimbursement programs in the U.S.;
•	the continued acceptance of these products by consumers and continued demand by our customers;
•	the ability by us, DSM and other third-party manufacturers to produce adequate levels of our nutritional oils on a consistent basis;
•	our ability to protect against competitive products through our patents;
•	competition from alternative sources of DHA and ARA; and
•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
OVERVIEW AND RECENT HIGHLIGHTS
In January 2006, Mission Pharmacal introduced CITRACAL® Prenatal + DHA, a prenatal vitamin co-packed with 250 mg of Martek DHA™.
In January 2006, we announced that infant formula company Medici Medical Ltd. recently signed a license agreement for the use of Martek’s DHA and ARA in infant formula in Israel.
In February 2006, the Company and Odwalla, Inc. announced that Odwalla will launch Odwalla Soymilk which features Martek DHA™. Odwalla Soymilk is the first soymilk in the United States to contain DHA. With 32 mg of Martek’s vegetarian source DHA per 8 fl. oz. serving, which is 20% of the 160 mg Daily Value for DHA as suggested by the Institute of Medicine in its 2005 report on Dietary Reference Intakes, Odwalla Soymilk is considered an excellent source of DHA.
In March 2006, PBM Products announced it had partnered with Wal-Mart to launch new Parent’s Choice ORGANIC Infant Formula with a blend of Martek’s DHA and ARA, which are believed to be the key fatty acids in brain development. The infant formula is certified Organic by Quality Assurance International in accordance with USDA regulations.
A variety of new products have been launched that include the Martek DHA™ logo. Most recently, certain Bright Beginnings™ and Target™ (private label) infant formulas and PBM Products’ GlucoBurst™ diabetic drink now include the Martek DHA™ logo. In addition, the CITRACAL® Prenatal + DHA and Odwalla Soymilk products noted above include, or upon launch will include, the Martek DHA™ logo.
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

We believe that the outlook for future revenue growth remains positive, although quarterly results may show significant fluctuations. Specifically, over the next twelve to eighteen months, we expect sales of infant formula to grow at a measured pace in the U.S., driven by consumer purchases and product line expansions and continued international sales growth, particularly in Asian countries. We expect modest sales increases for the pregnancy and nursing market throughout the year and a modest increase in contract manufacturing. With respect to the foods and beverages market, we anticipate increased sales of our oils for products developed to promote cognitive function and cardiovascular health. Although sales in the foods and beverages area will grow in 2006, we do not expect them to contribute significantly to overall sales growth until some time in 2007. We do, however, anticipate that over the next few years, these sales will continue to expand and could ultimately represent a larger potential market than infant formula.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. We have completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils and spent approximately $188 million on such expansion.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM recently completed its expansion of its ARA production capabilities at its Belvidere facility, which has been increasing its quarterly output. This has allowed us to build our ARA inventory to reasonable levels based on current demand. We are now receiving approximately one-half of our ARA from DSM’s Belvidere facility. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with this expansion, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. Giving effect to ARA purchases by us subsequent to January 1, 2005, as permitted by the Amendment, as of January 31, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid will be credited against DSM purchases that become due to DSM pursuant to invoices received after the Recoupment Period. Management estimates that the fair value of such guarantee is not material. The Amendment also provides that we will pay $3 million to DSM as partial reimbursement for certain capital expenditures incurred by DSM in connection with the Belvidere expansion. We must make such payment within fifteen days following the date on which DSM notifies us that the total output of the Belvidere facility has reached a specified level of ARA production. It is expected that such payment will be made by us during the second quarter of fiscal 2006.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. During fiscal 2005, we demonstrated the ability to produce limited amounts of ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales to the infant formula, dietary supplement and food and beverage markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants.
We also have several other contractual agreements with third-party manufacturers to assist in the production of our nutritional oils. Among them, we have an agreement for the production of DHA-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of January 31, 2006, our remaining obligation was approximately $900,000. We do not anticipate extending this third-party arrangement due to the recent refinement and scale-up of our internal production capabilities for DHA-S at both our Winchester, Kentucky and Kingstree, South Carolina facilities.
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
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K/A for the year ended October 31, 2005. See also Notes to Consolidated Financial Statements in this Form 10-Q for discussion of the critical estimates and assumptions used in the calculation of equity-based compensation expenses recorded during the three months ended January 31, 2006.
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended January 31,
	2006	2005
Product sales	$60,497	$63,111
Contract manufacturing sales	2,395	3,378

Total revenues	$62,892	$66,489

Product sales decreased by $2.6 million or 4% in the three months ended January 31, 2006 as compared to the three months ended January 31, 2005. On a sequential quarter basis, product sales in the three months ended January 31, 2006 increased $8.6 or 17% compared to product sales of $51.9 million in the three months ended October 31, 2005. This sequential quarter growth is primarily due to increased sales to our core infant formula customers due to higher sales by our customers in new and existing international markets, as well as modest increases in their domestic sales. The decrease in the quarter compared to the first quarter of fiscal 2005 was primarily due to the previously disclosed build-up of inventory by certain customers in the three months ended January 31, 2005, which we believe has since been substantially eliminated. Substantially all of our product sales in the quarters ended January 31, 2006 and 2005 relate to the sale of our oils for use in infant formulas. Included in product sales in the quarters ended January 31, 2006 and 2005 were $1.0 million and $2.3, respectively, in sales of DHA oil for the pregnancy and nursing market. Approximately 85% of our product sales in the quarter ended January 31, 2006 was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately two-thirds of our sales to infant formula licensees for the three months ended January 31, 2006 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of January 31, 2006, we estimate that formula supplemented with our oils had penetrated approximately 79% of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is dependent to a significant degree upon the following factors: (i) the launches and expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) our ability to maintain a consistent flow of production; (iii) the launches of new products containing our nutritional oils by current or future customers; and (iv) the availability of competitive products.
Contract manufacturing sales revenues, totaling $2.4 million and $3.4 million in the three months ended January 31, 2006 and 2005, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues decreased by $3.6 million or 5% in the quarter ended January 31, 2006 as compared to the quarter ended January 31, 2005.

Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2006	2005
Cost of product sales	$34,467	$36,102
Cost of contract manufacturing sales	2,039	2,804
Idle capacity costs	1,703	—

Total cost of revenues	$38,209	$38,906

Cost of Product Sales Cost of product sales as a percentage of product sales was unchanged at 57% (43% gross profit on product sales) in the quarters ended January 31, 2006 and January 31, 2005.
Cost of Contract Manufacturing Sales Cost of contract manufacturing sales, totaling $2.0 million and $2.8 million in the quarters ended January 31, 2006 and 2005, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix.
Idle capacity costs Idle capacity costs were $1.7 million in the quarter ended January 31, 2006. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity and are expected to continue until higher revenue and related production activities are realized in the future. We believe the capacity is required in order to enable us to aggressively pursue other markets, including foods and beverages, which are potentially larger market opportunities for Martek DHA™ than the infant formula market.
We expect our overall gross profit margin in fiscal 2006 to continue to reflect the benefits of the newly implemented DHA productivity improvements, but we expect these benefits to continue to be offset by certain idle capacity period costs in 2006 related primarily to the expansion of our Kingstree facility and potential increases to our average per-unit ARA purchase costs.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended January 31,
	2006	2005
Research and development	$5,480	$4,816
Selling, general and administrative	9,867	8,145
Other operating expenses	41	3,485

Total operating expenses	$15,388	$16,446

Research and Development Our research and development costs increased by $700,000 or 14% in the quarter ended January 31, 2006 as compared to the quarter ended January 31, 2005. Research and development expenses include $400,000 of non-cash equity-based compensation charges in the quarter ended January 31, 2006. The increase is also due to additional costs incurred on clinical studies focusing on the cognitive benefits of DHA. We expect that research and development expenses will increase during fiscal 2006 as our ongoing clinical studies increase in scope. In addition, through our collaboration with a Canadian biotechnology company, we continue to expend amounts in the development of DHA products from plants. If certain milestones are achieved during fiscal 2006 in connection with this collaboration, which would indicate significant progress in our development efforts, we would be required to make and expense a milestone payment in the current fiscal year of up to $2.5 million.
Selling, General and Administrative Our selling, general and administrative costs increased by $1.7 million or 21% in the quarter ended January 31, 2006 as compared to the quarter ended January 31, 2005. Selling, general and administrative expenses include $600,000 of non-cash equity-based compensation charges in the quarter ended January 31, 2006. The increase was also due to personnel costs (increase of $700,000), primarily in the Sales and Corporate Development areas and partially due to increased cash compensation in lieu of stock options, legal costs (increase of $200,000) and costs associated with Sarbanes-Oxley Act compliance (increase of $200,000). We anticipate that selling, general and administrative costs will increase during fiscal 2006 as additional marketing costs are incurred related to new personnel and promotional campaigns, primarily in support of international infant formula expansion and growth in the foods and beverages market.
Other Operating Expenses We incurred other operating expenses of $41,000 and $3.5 million in the quarters ended January 31, 2006 and 2005, respectively. These costs were significantly lower in the quarter ended January 31, 2006 as production start-up costs incurred by us have greatly diminished as a result of the completion in late 2005 of the Kingstree facility expansion.

Interest and Other Income, Net
Interest and other income, net, increased by $200,000 in the quarter ended January 31, 2006, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense totaled $900,000 in the quarter ended January 31, 2006, an increase of $700,000 as compared to the quarter ended January 31, 2005, as capitalization of interest costs has largely ceased with the completion of the Kingstree expansion. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The non-cash provision for income taxes totaled $3.2 million and $4.1 million in the quarters ended January 31, 2006 and 2005, respectively, and has been recorded based upon our estimated effective tax rate for the respective fiscal years.
As of October 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $200 million. Approximately $2 million of this amount will expire, if unused, by the end of fiscal 2008 with the remainder expiring through fiscal 2023.
Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has reviewed its ownership change position pursuant to Section 382 and has determined that the utilization of certain of its net operating loss carryforwards may be limited. Such limitation may defer the utilization of as much as $66.7 million of its net operating loss carryforwards until periods after fiscal 2009. Due to the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in those periods, the Company believes it is not more likely than not that these assets will be realized. As such, these net operating loss carryforwards continue to be fully reserved through a valuation allowance as of January 31, 2006.
Net Income
As a result of the foregoing, net income was $5.6 million in the three months ended January 31, 2006 as compared to net income of $7.1 million in the three months ended January 31, 2005.
Prior to November 1, 2005, we accounted for our equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income for the three months ended January 31, 2006 were $1.0 million and $600,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended January 31, 2006 would have each been $0.19 if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.17 each. As of January 31, 2006, there was $4.4 million of total unrecognized compensation cost related to unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
In December 2004 and January and May 2005, we modified the terms of certain outstanding and unvested stock options whose exercise prices were greater than our closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options. The accelerations have enabled us to avoid recording approximately $27 million of compensation cost that would have been required to be recognized under SFAS 123R.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;
•	proceeds from the sale of equity securities;
•	cash received from the exercise of stock options and warrants; and
•	debt financing.

At January 31, 2006, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $36.7 million as well as the available portion of our revolving credit facility of $72 million. Cash, cash equivalents and short-term investments increased $3.3 million from October 31, 2005. This increase was generated primarily by additional borrowing under our revolving credit facility and slightly by positive operating cash flows.
With the completion of our expansion in Kingstree in the prior fiscal year, we expect that capital expenditures during the remainder of fiscal 2006 will not exceed $20 million. Interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three months ended January 31, 2006, we incurred interest on borrowings of approximately $1.1 million and recorded amortization of related debt fees of approximately $40,000, of which, in total, $200,000 was capitalized.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at January 31, 2006.
The following table sets forth our future minimum payments under contractual obligations at January 31, 2006:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$12,262	$1,182	$9,732	$451	$897
Borrowings under revolving credit facility	63,000	—	—	63,000	—
Operating and capital lease obligations	15,047	3,667	7,277	3,731	372
Unconditional inventory purchase obligations	28,345	20,861	7,484	—	—

Total contractual cash obligations (2)	$118,654	$25,710	$24,493	$67,182	$1,269

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Does not include $3 million capital reimbursement obligation to DSM related to the Amendment signed in February 2006.
In September 2005, we entered into a $135 million secured revolving credit facility which amended and expanded our existing $100 million credit facility. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 5.8% and 4.1% for the three months ended January 31, 2006 and 2005, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.2% and 0.3%, respectively. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of January 31, 2006, we were in compliance with all of these debt covenants and had outstanding borrowings of $63 million under the revolving credit facility.
In October and December 2004, we entered into operating leases for equipment at our Kingstree facility as part of sale-leaseback transactions. The equipment subject to lease was sold at its aggregate cost basis and fair value of $14.9 million and simultaneously leased back to us. The leases expire in October 2009 and contain the same restrictions as our revolving credit facility.
In December 2003, we executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, we are contingently liable for milestone payments upon achievement of certain scientific results. As of January 31, 2006, a milestone payment of up to $2.5 million would be paid to our co-collaborator in fiscal 2006 if the milestone related to the current phase of the project is achieved. Due to the inherent uncertainty of the achievement of this milestone within the required timeframe, we have not recorded a liability associated with this milestone or included it in the table above.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $36.7 million on-hand at January 31, 2006, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.

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
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $15.0 million over the remaining lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with this expansion, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. Giving effect to ARA purchases by us subsequent to January 1, 2005, as permitted by the Amendment, as of January 31, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid will be credited against DSM purchases that become due to DSM pursuant to invoices received after the Recoupment Period.
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
Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM now produces ARA in the U.S. at its Belvidere, New Jersey facility. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At January 31, 2006, we had unrealized gains on such hedge instruments totaling $300,000, net of income tax provision.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at January 31, 2006, a 1% change in LIBOR would change annual interest by approximately $600,000. At January 31, 2006, the carrying amounts of debt approximate fair value.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended January 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2006 or 2007.
With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF have now filed responses to our appeal. The appeal process is not expected to be completed until 2007.
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.
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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We added an additional three patents to the suit, bringing the total number that Nutrinova was accused of infringing at that time to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents, but the parties reached an agreement to limit the counterclaims to the patents involved in the suit at the time of the agreement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for

October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his written decision in December 2005. As a result of this decision by the judge, Martek has decided to limit the number of patents that it is accusing Nutrinova of infringing to three. In December 2005, it was announced that Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006. Lonza has also been added to this lawsuit.
With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter was held in late January 2006 and the decision is still pending. If the decision is in Martek’s favor, Suntory cannot appeal, but if the decision is against Martek, Martek can appeal. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005 and Suntory responded in March 2006. No hearing date has been set, and is not expected before late 2006.
On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We have asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. While we believe that our position is meritorious and that the milestone was not met, no assurance can be given as to the outcome of the litigation. On October 25, 2004, Mr. Zuccaro submitted a demand to the Judicial Arbitration and Mediation Service, seeking to arbitrate this dispute. In December 2004, the District Court ruled that the dispute over the milestone is not subject to arbitration. Thereafter, on February 9, 2005, Mr. Zuccaro filed an answer and counterclaim. We have filed a timely answer denying the allegations set forth in the counterclaim, and discovery is now complete. In December 2005, the District Court conducted a settlement conference, at which time no settlement was reached. We filed a motion for summary judgment on March 10, 2006, and we anticipate that Mr. Zuccaro will also file a motion seeking summary judgment in the near future. In the event that the motions for summary judgment are denied and the case proceeds to trial, we project that a trial would likely take place in late 2007.
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers, captioned Reed Black v. Martek Biosciences Corporation, et al., Case No. MJG 05 CV1224. Since then, several other putative class action lawsuits were filed against us and certain of our officers in the United States District Court of Maryland making similar allegations. These other putative class actions lawsuits are captioned as follows: Brocco v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1257; Sowattanangkul v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1309; Wright v. Martek Biosciences Corp., et. al., Case No. 05-1354; Epstein v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1508; Fujitake v. Martek Biosciences Corp., et. al., Case No. MJG 05 CV 1514; and Peterson v. Martek Biosciences Corporation, et. al., Case No. MJG 05-CV-1556. The Court has entered Orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended.. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. We filed a motion to dismiss the consolidated complaint on February 3, 2006, and a hearing before the Court on this motion is currently scheduled for late May 2006.
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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 85% of our product sales revenue during the three months ended January 31, 2006 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products declines, we may experience a material decline in our revenues.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products.
Our success depends upon achieving and maintaining a superior competitive position in the infant formula and adult nutritional product markets. Many potential competitors, which include companies such as BASF AG, Cargill Inc., Suntory Limited, Celanese Corporation, Lonza Group LTD and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and ARA for use in the food and beverage and dietary supplement markets and for use in infant formula outside the U.S. If a competitor develops a better product or technology, our competitors’ products gain widespread acceptance, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.

We are aware that other sources of DHA and ARA are, or may, be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	the Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its fish oil source of DHA and its fungal source of ARA are generally recognized as safe when used as ingredients in infant formula. At this time, the notification continues to be under consideration by the FDA;

•	Reliant Pharmaceuticals launched Omacor, a DHA/ EPA ethyl ester, in the second half of 2005 for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. We expect additional studies to expand the approved indications for Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts;

•	some infant formulas now on the market outside the United States use DHA derived from other sources, such as fish oil or eggs;

•	Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, had been actively marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States, China and Europe. We have filed a patent infringement suit against Nutrinova in both the United States and Germany. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.” In December 2005, the sale of Nutrinova’s DHA business to Lonza Group LTD, a Swiss chemical and biotechnology group, was announced; and

•	other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.
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
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is dependent in part on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. There can be no assurance that (i) any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions; (ii) any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or (iii) issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable. Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European and United States patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our patent rights on our products therefore might conflict with the patent rights of others, whether existing now or in the future.
In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it. In other competitive markets, we may be unable to maintain the patent protection for our nutritional oils currently afforded to us. A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula manufacturers under license or those which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2006 or 2007. Further, in order to broaden the scope of protection, Martek has pending patent applications and intends to pursue new patent applications which would be based on the existing patent. If the patent in the narrower form approved by the Opposition Division is ultimately upheld and certain pending and new related patent applications are not granted with the desired claim scope, it is likely that Martek’s European intellectual property position with respect to ARA would not afford much competitive protection.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF have now filed responses to our appeal. The appeal process is not expected to be completed until 2007.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and we expect it to appeal. The appeal process is not expected to be completed before 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova was accused of infringing at that time to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents, but the parties reached an agreement to limit the counterclaims to the patents involved in the suit at the time of the agreement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his written decision in December 2005. As a result of this decision by the judge, Martek has decided to limit the number of patents that it is accusing Nutrinova of infringing to three. In December 2005, it was announced that Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006. Lonza has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, where we believe there are limited sales of infant formula containing our ARA oil, Suntory has also filed an opposition. A hearing on the matter was held in late January 2006 and the decision is still pending. If the decision is in Martek’s favor, Suntory cannot appeal, but if the decision is against Martek, Martek can appeal. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005 and Suntory responded in March 2006. No hearing date has been set, and is not expected before late 2006.
If any of the challenges described above or any other challenges to our patents that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils. If our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. The revocation of our European DHA patent, ARA patent or blended oils patent could result in a decrease in revenues under our license agreements.
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
In addition to sales into the infant formula market, approximately 2% and 1% of our product sales revenues in the quarters ended January 31, 2006 and 2005, respectively, came from sales of our nutritional oils to the adult supplement and food and beverage markets. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA, our future revenues in these markets may be limited.
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
If we are unable to continuously utilize and adequately manage our production capacity or enter into favorable agreements with third parties to produce our oils or if our suppliers fail to produce and supply us with adequate amounts of oil, our customers may not be able to obtain a sufficient supply of DHA and ARA from us and our future revenues from these products may be limited.
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
As we and our major suppliers increase our production, we may encounter many risks associated with our commercial manufacturing such as:
•	we may experience problems processing, handling and shipping the higher quantities of oil produced from our expanded facilities;

•	the costs of expanding, operating and maintaining our production facilities may exceed our expectations;

•	product defects may result;

•	lower than anticipated fermentation success rates may result;

•	lower downstream processing yields may result;

•	environmental and safety problems may result from our production process; and

•	regulatory issues relating to the scale-up and operation regarding our production processes may arise.
If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition, and/ or results of operations.
We have significantly increased our manufacturing capacity and have incurred substantial costs in doing so. If we are unable to increase our revenues from our nutritional oils produced at these facilities, we may continue to experience excess production capacity and we may be unable to recover these plant expansion costs.
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we have completed a build-out of our Winchester, Kentucky facility and have completed an extensive expansion of our Kingstree, South Carolina facility. The build-out at these two facilities was expensive, and our ability to recover the costs we incurred in the build-outs will depend on increased revenue from our nutritional oils produced at these facilities. There are no assurances that we will be able to achieve this goal. We are currently in and may continue to face a period of excess production capacity. When experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability. In addition, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material.
Failure to effectively manage our growth could disrupt our operations and prevent us from generating the revenues and gross profit margins we expect.
In response to current and expected demand for our nutritional oils, we have expanded our production capabilities. To manage our growth successfully we must implement, constantly improve and effectively utilize our operational and financial systems while expanding our production capacity and workforce. We must also maintain and strengthen the breadth and depth of our current strategic relationships while developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth; we may not successfully control production costs and maintain current and anticipated gross profit levels; and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our growth, our business and future revenues will suffer.

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
If it is determined that large amounts of eicosapentaenoic acid (“EPA”) must be added to DHA in order to achieve optimal health benefits, we may never be able to gain large-scale entry into the food and beverage market.
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
We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need significant additional capital to expand our production capability if market demand for our products continues to grow.
As of January 31, 2006, we had approximately $36.7 million in cash, cash equivalents and short-term investments as well as $72 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. We have completed our Kingstree expansion; however, our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; (c) whether or not we enter into collaborations with third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending January 31, 2006, our common stock traded between $70.50 and $23.14 per share. During the fifty-two week period ending January 31, 2005, our common stock traded between $73.36 and $38.50 per share. The following are examples of items that may significantly impact the market price for our common stock:
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
The market liquidity for our stock is relatively low. As of January 31, 2006, we had 32,064,751 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending January 31, 2006 was approximately 1.1 million shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of January 31, 2006, we had 32,064,751 shares of common stock outstanding and stock options outstanding to purchase an aggregate of approximately 3.9 million shares of common stock. Of these options, approximately 3.5 million were exercisable at March 6, 2006. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.

We have agreed to issue and register for resale up to 1,931,853 additional shares, to former OmegaTech stockholders and option holders pursuant to our Agreement and Plan of Merger with OmegaTech, if certain regulatory and financial milestones were achieved by October 31, 2004. The representative for these interest holders has asserted that shares related to two of these milestones should be issued, an assertion with which we do not agree. While we have not resolved this matter, a substantial number of these additional shares would be issued and become eligible for resale if it were determined that these two milestones were achieved. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings,” for further discussion. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, which could limit your ability to sell at a price satisfactory to you.
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
We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infant and Children (“WIC”)-funded sales. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Currently, WIC programs in the majority of states offer term infant formula supplemented with our oils and WIC programs in all 50 states and the District of Columbia have adopted certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited.

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
Beginning in January of 2004, our purchases of ARA from DSM’s Capua, Italy plant were denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 23.6 million euros at January 31, 2006. The terms of these contracts are from 30 to 120 days.
We are a defendant in a putative class action lawsuit which, if determined adversely, could have a material adverse affect on us.
As described in detail in this report under Part II Item 1, “Legal Proceedings,” we, our Chairman and Chief Executive Officer and our Chief Financial Officer were named as defendants in putative class action lawsuits filed in the United States District Court for the District of Maryland. The District Court consolidated these lawsuits into one action. The consolidated complaint generally seeks recovery of unspecified damages for persons who purchased our shares during the period from December 9, 2004 through April 27, 2005. The complaint asserts claims under federal securities laws arising from statements made in or omitted from our registration statement for our January 2005 public offering and several public statements made by the defendants during the purported class period, and alleges that we and the individually named defendants made materially false and misleading public statements and failed to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, concerning our business and prospects.
We are vigorously defending against the plaintiffs’ claims. In this regard, we have filed a motion to dismiss plaintiffs’ complaint. At this stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Although we have director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for us for this litigation) in place, we are responsible for certain costs and expenses relating to the lawsuits. Also, a judgment in or settlement of this action could exceed our insurance coverage. If we are not successful in defending this action, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of this action may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 15, 2005, in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, we issued 31,496 shares of our common stock to the holder of a warrant upon the exercise of that warrant at a price of $19.05 per share.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
3.1	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, File No. 22354, filed on February 8, 2006, and incorporated by reference herein).

4.1	Rights Agreement, dated as of February 7, 2006, between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 22354, filed on February 8, 2006, and incorporated by reference herein).

10.01	First Amendment to ARA Alliance, Purchase, and Production Agreement.*+

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: March 13, 2006	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)