Form 10-Q
period 2006-04-30
MARTEK BIOSCIENCES CORP
filed 2006-06-09
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

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
Large accelerated filer ☑                Accelerated filer ☐                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock outstanding as of June 5, 2006 was 32,136,832.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended Apri1 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,
	2006	October 31,
In thousands, except share and per share data	(unaudited)	2005
Assets
Current assets
Cash and cash equivalents	$14,320	$11,047
Short-term investments and marketable securities	11,250	22,300
Accounts receivable, net	31,564	27,603
Inventories, net	102,628	91,535
Other current assets	11,366	5,929

Total current assets	171,128	158,414

Property, plant and equipment, net	288,699	290,733
Deferred tax asset	41,433	48,201
Goodwill	48,575	48,490
Other intangible assets, net	32,825	31,129
Other assets, net	3,156	1,518

Total assets	$585,816	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,259	$16,661
Accrued liabilities	13,399	13,692
Current portion of notes payable and other long-term obligations	1,141	3,113
Current portion of unearned revenue	1,783	740

Total current liabilities	36,582	34,206

Long-term debt under revolving credit facility	43,000	55,000
Notes payable and other long-term obligations	10,738	11,115
Long-term portion of unearned revenue	8,822	8,959

Total liabilities	99,142	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,132,832 and 32,026,595 shares issued and outstanding, respectively	3,213	3,203
Additional paid-in capital	519,986	515,237
Accumulated other comprehensive income	840	1
Accumulated deficit	(37,365)	(49,236)

Total stockholders’ equity	486,674	469,205

Total liabilities and stockholders’ equity	$585,816	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
Unaudited - In thousands, except share and per share data	2006	2005	2006	2005
Revenues

Product sales	$65,210	$52,834	$125,707	$115,945
Contract manufacturing sales	5,008	2,997	7,403	6,375

Total revenues	70,218	55,831	133,110	122,320

Cost of revenues:
Cost of product sales	36,476	32,792	70,943	68,894
Cost of contract manufacturing sales	4,777	2,585	6,816	5,389
Idle capacity costs	1,722	—	3,425	—

Total cost of revenues	42,975	35,377	81,184	74,283

Gross margin	27,243	20,454	51,926	48,037

Operating expenses:
Research and development (1)	6,258	5,321	11,738	10,137
Selling, general and administrative (1)	10,270	8,107	20,137	16,252
Other operating expenses	435	2,075	476	5,560

Total operating expenses	16,963	15,503	32,351	31,949

Income from operations	10,280	4,951	19,575	16,088

Interest and other income, net	437	456	800	636
Interest expense	(817)	—	(1,681)	(180)

Income before income tax provision	9,900	5,407	18,694	16,544
Income tax provision(1)	3,612	1,974	6,823	6,039

Net income	$6,288	$3,433	$11,871	$10,505

Net income per share
Basic	$0.20	$0.11	$0.37	$0.34

Diluted	$0.19	$0.11	$0.37	$0.33

Weighted average common shares outstanding
Basic	32,099,288	31,497,317	32,077,250	30,540,473
Diluted	32,605,494	32,649,141	32,481,844	31,595,277

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	308	—	660	—
Selling, general and administrative	646	—	1,282	—
Income tax provision	(348)	—	(709)	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205

Exercise of stock options and warrants	106,237	10	2,503	—	—	2,513
Equity-based compensation	—	—	2,246	—	—	2,246
Net income	—	—	—	—	11,871	11,871
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $413	—	—	—	839	—	839

Comprehensive income						12,710

Balance at April 30, 2006	32,132,832	$3,213	$519,986	$840	$(37,365)	$486,674

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
Unaudited - In thousands	2006	2005
Operating activities

Net income	$11,871	$10,505
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,991	7,895
Deferred tax provision	6,823	6,039
Equity-based compensation expense	1,942	—
Other	—	1,117
Changes in operating assets and liabilities:
Accounts receivable	(3,961)	559
Inventories	(10,789)	(19,129)
Other assets	(6,176)	1,738
Accounts payable	3,598	(10,613)
Accrued liabilities	(365)	568
Unearned revenue and other liabilities	947	(1,424)

Net cash provided by (used in) operating activities	11,881	(2,745)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	11,050	(32,395)
Expenditures for property, plant and equipment	(4,631)	(45,546)
Proceeds from sale-leaseback transaction	—	4,128
Capitalization of intangible assets	(3,035)	(1,186)

Net cash provided by (used in) investing activities	3,384	(74,999)

Financing activities

Repayments of notes payable and other long-term obligations	(2,505)	(4,310)
Repayments under revolving credit facility, net	(12,000)	(30,000)
Proceeds from the issuance of common stock and exercise of stock options and warrants, net	2,513	93,581
Other	—	500

Net cash (used in) provided by financing activities	(11,992)	59,771

Net increase (decrease) in cash and cash equivalents	3,273	(17,973)
Cash and cash equivalents, beginning of period	11,047	29,445

Cash and cash equivalents, end of period	$14,320	$11,472

Supplemental cash flow disclosures:
Interest paid	$2,066	$1,775
Income taxes paid	$55	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K/A for the year ended October 31, 2005.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $600,000 and $1.3 million in the three and six months ended April 30, 2006, respectively, and $300,000 and $900,000 in the three and six months ended April 30, 2005, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs The Company accounts for income and costs related to shipping activities in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of product sales.
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
The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Acitivties.” As of April 30, 2006, outstanding forward contracts had notional values aggregating approximately 17.3 million euros (equivalent to $21.8 million at April 30, 2006). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.

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
At April 30, 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 40 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.

Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at April 30, 2006 and October 31, 2005.
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
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into a new agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. In February 2006, the Company and DSM entered into an amendment to the April 2004 agreement

(“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. Giving effect to ARA purchases by Martek subsequent to January 1, 2005, as permitted by the Amendment, as of April 30, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Based on current operations, projected future inventory requirements and the Company’s ability to control the timing and extent of ARA purchases during the Recoupment Period, management estimates that the fair value of such guarantee is not material.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $11.3 million and $22.3 million as of April 30, 2006 and October 31, 2005, respectively. There were no unrealized holding gains or losses or realized gains or losses during the three and six months ended April 30, 2006 and 2005.
4. INVENTORIES
Inventories consist of the following (in thousands):

	April 30,	October 31,
	2006	2005
Finished goods	$53,444	$34,328
Work in process	47,417	55,073
Raw materials	3,467	3,634

Total inventory	104,328	93,035
Less: inventory reserve	(1,700)	(1,500)

Inventories, net	$102,628	$91,535

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	April 30,	October 31,
	2006	2005
Land	$2,320	$2,318
Building and improvements	38,347	45,515
Machinery and equipment	149,415	164,039
Furniture and fixtures	3,342	3,161
Computer hardware and software	7,243	8,085

	200,667	223,118
Less: accumulated depreciation and amortization	(31,544)	(26,764)

	169,123	196,354
Construction in progress	51,996	56,840
Assets held for future use, net	67,580	37,539

Property, plant and equipment, net	$288,699	$290,733

Assets held for future use are comprised of certain production assets that are not expected to be utilized in the manufacturing process for a period of at least six months. Due to current inventory levels and planned short-term production mix, during the six months ended April 30, 2006, approximately $30.0 million of assets, primarily associated with certain downstream processes, were removed from service and are being held for future use.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	April 30, 2006			October 31, 2005
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,041	$(467)	$1,574	$2,026	$(401)	$1,625
Patents	13,776	(1,234)	12,542	11,741	(1,734)	10,007
Core technology	1,708	(399)	1,309	1,708	(342)	1,366
Current products	10,676	(2,872)	7,804	10,676	(2,516)	8,160
Licenses	11,091	(1,495)	9,596	11,091	(1,120)	9,971
Goodwill	48,575	—	48,575	48,490	—	48,490

	$87,867	$(6,467)	$81,400	$85,732	$(6,113)	$79,619

7. NOTES PAYABLE AND LONG-TERM DEBT
In September 2005, the Company entered into a $135 million secured revolving credit facility that amended and expanded the $100 million credit facility entered into in May 2004. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.3% and 6.1% for the three and six months ended April 30, 2006, respectively, and 4.8% and 4.5% for the three and six months ended April 30 2005, respectively. The weighted average commitment fee rate on unused amounts was approximately 0.2% for both the three and six months ended April 30, 2006 and 0.3% for both the three and six months ended April 30 2005. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of April 30, 2006, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $43 million under the revolving credit facility. All borrowings are due at maturity.
Interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three and six months ended April 30, 2006, the Company incurred interest on borrowings of approximately $1.0 million and $2.1 million, respectively, and recorded amortization of related debt fees of approximately $40,000 and $80,000, respectively, of which, in total, $300,000 and $500,000 was capitalized, respectively. In the three and six months ended April 30, 2005, the Company incurred interest on borrowings of approximately $700,000 and $1.8 million, respectively, and recorded amortization of related debt fees of approximately $100,000 and $200,000, respectively, of which, in total, $800,000 and $1.7 million was capitalized, respectively.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at April 30, 2006 and October 31, 2005 approximate their fair values based on instruments of similar terms available to the Company.
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase a minimum quantity of certain material used in the production of Martek’s food docosahexaenoic acid (“DHA”) product from a third-party manufacturer. The commitment expires on June 30, 2006. As of April 30, 2006, the Company’s remaining obligation was approximately $600,000.
The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of April 30, 2006, the Company’s remaining obligation was approximately $10.2 million.
Scientific Research Collaborations In December 2003, the Company executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, the Company is contingently liable for milestone payments upon achievement of certain scientific results. As of April 30, 2006, a milestone payment of up to $2.5 million would be paid to the Company’s co-collaborator in fiscal 2006 or 2007 if the milestone related to the current phase of the project is achieved. Due to the inherent uncertainty of the achievement of this milestone within the required timeframe, the Company has not recorded a liability associated with this milestone.
OmegaTech Contingent Purchase Price In connection with the Company’s purchase of OmegaTech, the purchase agreement provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones were met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use of the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill. As of April 30, 2006, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings,” for further discussion. The total Martek common stock that may be issued relating to any remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
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
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the three months ended April 30, 2006 were $1.0 million and $600,000 lower, respectively, and for the six months ended April 30, 2006 were $1.9 million and $1.2 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended April 30, 2006 would have each been $0.21 and for the six months ended April 30, 2006 would have been $0.41 and $0.40, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.20 and $0.19 in the three months ended April 30, 2006, respectively, and $0.37 each in the six months ended April 30, 2006.
The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to equity-based compensation for the three and six months ended April 30, 2005. The reported and pro forma net income and net income per share for the three and six months ended April 30, 2006 are the same because equity-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three and six months ended April 30, 2006 are included in the following table only to provide net income and net income per share for a comparative presentation to the period of the previous year. The pro forma disclosure for the three and six months ended April 30, 2005 utilized the Black-Scholes-Merton option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net income, as reported	$6,288	$3,433	$11,871	$10,505
Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(8,176)	—	(43,970)

Pro forma net income (loss)	$6,288	$(4,743)	$11,871	$(33,465)

Net income (loss) per share:
Basic — as reported	$0.20	$0.11	$0.37	$0.34

Basic — pro forma	$0.20	$(0.15)	$0.37	$(1.10)

Diluted — as reported	$0.19	$0.11	$0.37	$0.33

Diluted — pro forma	$0.19	$(0.15)	$0.37	$(1.10)

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
The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the three and six months ended April 30, 2006, as well as for option grants during all prior periods. As follows are the weighted-average assumptions used in valuing the stock options granted during the three and six months ended April 30, 2006, and a discussion of the Company’s methodology for developing each of the assumptions used:

	Three months ended		Six months ended
	April 30, 2006		April 30, 2006
Expected volatility		60.8%		61.1%
Risk-free interest rate		4.6%		4.5%
Expected life of options	5	years	5	years
Expected dividend yield		0%		0%
Forfeiture rate		0%		1%
Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the preceding five-year period to estimate expected volatility. Since fiscal 2001, the Company’s annual volatility has ranged from 60.8% to 78.9% with an average of 68.1%.
Risk-Free Interest Rate - This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
Expected Life of Options - This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the three and six months ended April 30, 2006 have a maximum term of ten years.
Expected Dividend Yield - The Company has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.

As of April 30, 2006, the Company had several equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the three and six months ended April 30, 2006 was approximately $1.0 million and $2.0 million, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was approximately $300,000 and $700,000 in the three and six months ended April 30, 2006, respectively. Compensation cost capitalized as part of inventory during the three and six months ended April 30, 2006 was approximately $100,000 and $300,000, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
As of April 30, 2006, the Company had stock options outstanding that were previously granted under the 1986 Stock Option Plan, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Option Plans.” With exception of the 1994 Directors’ Option Plan, option awards under the Option Plans are granted at prices as determined by the Compensation Committee, but shall not be less than the fair market value of the Company’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. At April 30, 2006, approximately 200,000 shares of common stock were available for future grants under the Option Plans.
A summary of option activity under the Option Plans as of April 30, 2006, and changes during the six months then ended are as follows (shares and intrinsic value in thousands):

				Weighted Average
		Weighted		Remaining
	Number of	Average	Aggregate	Contractual
	Shares	Price/Share	Intrinsic Value	Term (years)
Options outstanding at October 31, 2005	3,924	$38.39
Options exercisable at October 31, 2005	3,438	$40.14

Granted	59	$31.71
Exercised	(75)	$26.87
Canceled	(108)	$39.37

Options outstanding at April 30, 2006	3,800	$38.49	$13,710	6.9
Options exercisable at April 30, 2006	3,466	$39.58	$11,885	6.9

The weighted average fair market value of the options at the date of grant for options granted during the three and six months ended April 30, 2006 was $18.69 and $17.84, respectively. The total intrinsic value of stock options exercised during the three and six months ended April 30, 2006 was $400,000 and $500,000, respectively. The weighted average fair market value of the options at the date of grant for options granted during the three and six months ended April 30, 2005 was $33.52 and $32.05, respectively.
As of April 30, 2006, there was $4.1 million of total unrecognized compensation cost related to unvested stock options granted under the Option Plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
Stockholder Rights Plan
In February 2006, the Company’s Board of Directors approved the renewal of its Stockholder Rights Plan through the adoption of a new Rights Agreement. The new Rights Agreement is effective as of February 7, 2006, which is the date that Martek’s then-existing Rights Agreement expired. All rights under the previous Rights Agreement were cancelled upon its expiration.
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net income	$6,288	$3,433	$11,871	$10,505

Weighted average shares outstanding, basic	32,099	31,497	32,077	30,540
Effect of dilutive potential common shares:
Stock options	506	1,131	404	1,035
Warrants	—	21	1	20

Total dilutive potential common shares	506	1,152	405	1,055

Weighted average shares outstanding, diluted	32,605	32,649	32,482	31,595

Net income per share, basic	$0.20	$0.11	$0.37	$0.34

Net income per share, diluted	$0.19	$0.11	$0.37	$0.33

Stock options to purchase approximately 1.8 million, 600,000, 2.0 million and 1.1 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended April 30, 2006 and 2005 and the six months ended April 30, 2006 and 2005, respectively, because the effects would have been antidilutive.

11. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and six months ended April 30, 2006 and 2005 were as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net income, as reported	$6,288	$3,433	$11,871	$10,505

Other comprehensive income (loss):
Unrealized gain (loss) on exchange rate forward contract, net of income tax provision (benefit) of $254, $92, $413 and $(62), respectively	575	154	839	(170)

Comprehensive income	$6,863	$3,587	$12,710	$10,335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
GENERAL
Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae, and in addition, we develop and manufacture products derived from fungi and other microbes. Our leading products are nutritional oils used as ingredients in infant formula, perinatal products, foods and beverages and dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that these fatty acids (i) may enhance mental and visual development in infants, (ii) may play a pivotal role in brain function throughout life, and (iii) may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease. Further research is underway to assess the role of supplementation with our DHA on a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.
We have entered into license agreements with 23 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Pre-term infant formula products comprise less than 5% of the total infant formula market worldwide. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products and Nestle are currently being sold in the United States.
For the six months ended April 30, 2006, we generated approximately $11.9 million in net income on revenues of $133.1 million. Although we anticipate future growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
RECENT HIGHLIGHTS
Martek’s international sales have continued to grow and now represent more than 40% of total product sales. In this regard, four of Martek’s five largest infant formula licensees recently disclosed double-digit growth in their sales of infant formula and toddler products in international markets. We believe that this international growth has been mainly driven by sales increases in Asian markets from products using Martek oils.
In May 2006, the Company announced that it has entered into a long-term supply agreement with Mead Johnson Nutritionals, a leading worldwide infant formula producer and the largest infant formula manufacturer in the United States. Under the agreement, Martek will serve as the exclusive worldwide DHA and ARA supplier for all Mead Johnson infant formula products. The agreement provides for a ten-year term with certain rights for either party to terminate the arrangement after December 31, 2011. Martek has been supplying DHA and ARA to Mead Johnson for use in infant formula under a 25-year license agreement signed in 1992, which has been incorporated into the new agreement and remains in effect.
In May 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA from tuna oil and ARA manufactured by Suntory from Mortierella Alpina are safe as sources of DHA and ARA in certain infant formulas at certain levels. Martek believes that any impact of the FDA’s acceptance of the Ross GRAS notification on Martek’s business will be immaterial. This conclusion is based upon the Company’s U.S. patents, related license agreements and other market factors, including the fact that the levels of DHA and ARA specified in the notification are significantly lower than the levels used in the majority of all infant formula sold in the U.S.
In May 2006, Brian Sparg joined Martek as Vice President of International Sales. Prior to joining Martek, Mr. Sparg spent 22 years at Wyeth, recently serving for five years as Group Vice President, Wyeth Nutrition. In this position, he led the global nutrition business unit and was instrumental in the worldwide launch and success of Wyeth Nutritional infant and pediatric formulas containing Martek DHA™ and ARA. Prior to that, Mr. Sparg had leadership roles at both Wyeth and Lederle Laboratories in business units focusing on consumer healthcare products. Mr. Sparg has strong expertise in the establishment and growth of operations in developing countries, particularly in the Asia/Pacific region. Mr. Sparg received his M.B.A. from the University of Witwatersrand, South Africa and his B.S. degree in biochemistry from the University of Natal, South Africa.
In March 2006, the Company announced that it has been selected by Roche as a production partner for shikimic acid, the starting material used to produce Tamiflu®. Demand for Tamiflu® has increased as countries are stockpiling the product in the event of an avian flu pandemic. Sales of shikimic acid to Roche contributed to a portion of the growth in contract manufacturing revenues during the 2nd Qtr 06. Total sales of shikimic acid to Roche are not expected to be material to Martek in fiscal 2006.
Recently published reports further discuss the benefits of DHA supplementation.

•	A letter published by world-renowned scientist Dr. B. Ames and associate J. McCann in April 2006 in the American Journal of Clinical Nutrition urges the American Academy of Pediatrics (AAP) to strengthen its position on the addition of DHA to infant formula.

•	Research conducted by Dr. E. Kawakita and others published in March 2006 in Neuroscience demonstrated that DHA both in cell culture and animals stimulated new nerve cell growth. This supports the important role of DHA in the developing brain.

•	Research conducted by Alan Grossfield and others published in March 2006 in the Proceedings of the National Academy of Sciences demonstrated the important role of DHA in the function of rhodopsin, the light receptor protein in the retina that converts photons to electrons for processing in the brain.

•	A study conducted by Dr. C. Agostoni and others published in March 2006 in Developmental Medicine & Child Neurology found that in children with the rare genetic disorder phenylketonuria (PKU), addition of DHA in formula was associated with improved visual scores.

•	A study published by Dr. D. Hoffman and others in March 2006 in Journal of Pediatric Gastroenterology and Nutrition demonstrated that increasing levels of alpha linolenic acid in formula was not adequate to improve DHA levels in infants receiving formula. They concluded that healthy formula fed infants appear to require preformed DHA in an amount closer to that of average worldwide human milk in order to approximate the DHA levels seen in breastfed infants.
MANAGEMENT OUTLOOK
We believe that the outlook for future revenue growth remains positive, although quarterly results may show fluctuations. Specifically, over the next eighteen months, we expect sales of infant formula to grow at a slow, steady pace in the U.S., driven by consumer purchases and product line expansions. We anticipate more robust growth in international markets, particularly Asian countries, as our largest licensees have begun to aggressively expand into these territories with infant formula containing our oils. We expect modest sales increases into the perinatal and dietary supplement markets during this period as well as stable contract manufacturing revenues. With respect to the foods and beverages market, we anticipate increased sales of our oils for products developed to promote cognitive function and cardiovascular health. Although sales in the foods and beverages area will grow in 2006, we do not expect them to contribute significantly to overall sales growth until some time in 2007. We do, however, anticipate that over the next few years, these sales will continue to expand and could ultimately represent a larger potential market than infant formula.
We expect that net income levels will also improve over the next eighteen months, but quarterly results may show significant fluctuations as the Company manages its growth. This improvement will likely be driven partially by the increased revenues and partially by certain costs declining as a percentage of such revenues.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. We have completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils and now have two fully redundant production facilities.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. DSM has completed the expansion of its ARA production capabilities at its Belvidere and Capua facilities. This has allowed us to build our ARA inventory to reasonable levels based on current demand. We are now receiving approximately one-half of our ARA from DSM’s Belvidere facility. Because DSM is a third-party manufacturer, we do not have full control over the timing and level of its Capua and Belvidere production volumes. Annual ARA pricing utilizes a cost-plus arrangement and is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. Giving effect to ARA purchases by us subsequent to January 1, 2005, as permitted by the Amendment, as of April 30, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the

Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales to the infant formula, perinatal, food and beverage and dietary supplement markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.
We also have several other contractual agreements with third-party manufacturers to assist in the production of our nutritional oils. Among them, we have an agreement for the production of Martek DHA™-S biomass that we sell to animal feed companies or process further for use in the adult supplement and food and beverage markets. We currently have a minimum purchase commitment under this agreement that expires on June 30, 2006. As of April 30, 2006, our remaining obligation was approximately $600,000. We do not anticipate extending this third-party arrangement due to the recent refinement and scale-up of our internal production capabilities for Martek DHA™-S at both our Winchester and Kingstree facilities.
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a continuous basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand. If market demand subsides due to our inability to meet demand for our products, our customers’ use of competing products or for any other reason, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, our licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K/A for the year ended October 31, 2005. See also Notes to Consolidated Financial Statements in this Form 10-Q for discussion of the critical estimates and assumptions used in the calculation of equity-based compensation expenses recorded during the three and six months ended April 30, 2006.

RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Product sales	$65,210	$52,834	$125,707	$115,945
Contract manufacturing sales	5,008	2,997	7,403	6,375

Total revenues	$70,218	$55,831	$133,110	$122,320

Product sales increased $12.4 million or 23% in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 and increased $9.8 million or 8% in the six months ended April 30, 2006 as compared to the six months ended April 30, 2005. On a sequential quarter basis, product sales in the three months ended April 30, 2006 increased $4.7 million or 8% compared to product sales of $60.5 million in the three months ended January 31, 2006. This sequential quarter growth is primarily due to increased sales to our core infant formula customers generated from higher product sales by these customers in the U.S. and in international markets, particularly Asia. Substantially all of our product sales in the quarters and six months ended April 30, 2006 and 2005 relate to the sale of our oils for use in infant formulas. Included in product sales in the six months ended April 30, 2006 and 2005 were $2.0 million and $4.1 respectively, in sales of DHA oil for the perinatal market. Approximately 86% and 85% of our product sales in the quarter and six months ended April 30, 2006, respectively, was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60% of our sales to infant formula licensees for the six months ended April 30, 2006 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of April 30, 2006, we estimate that formula supplemented with our oils had penetrated approximately 80% of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is dependent to a significant degree upon the following factors: (i) the launches and expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) our ability to maintain a consistent flow of production; (iii) the launches of new products containing our nutritional oils by current or future customers; and (iv) the availability and use by our customers and others of competitive products.
Contract manufacturing sales revenues, totaling $5.0 million and $7.4 million in the three and six months ended April 30, 2006, respectively, and $3.0 million and $6.4 million in the three and six months ended April 30, 2005, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues increased by $14.4 million or 26% in the quarter ended April 30, 2006 as compared to the quarter ended April 30, 2005 and increased by $10.8 million or 9% in the six months ended April 30, 2006 as compared to the six months ended April 30, 2005.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Cost of product sales	$36,476	$32,792	$70,943	$68,894
Cost of contract manufacturing sales	4,777	2,585	6,816	5,389
Idle capacity costs	1,722	—	3,425	—

Total cost of revenues	$42,975	$35,377	$81,184	$74,283

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 59% in the three months ended April 30, 2006 from 62% in the three months ended April 30, 2005. The decrease in the comparative three months was due to DHA productivity improvements (3%) and decreased costs of ARA (4%) attributed to the discontinuation of overseas air freighting of ARA and favorable euro exchange rates, partially offset by idle capacity costs. Cost of product sales, including idle capacity costs, as a percentage of product sales was unchanged at 59% in the six months ended April 30, 2006 compared to the six months ended April 30, 2005. The comparative six month period also included the benefits of DHA productivity and decreases in ARA costs; however, such gains were fully offset by idle capacity charges. Idle capacity costs were $1.7 million and $3.4 million in the three and six months ended April 30, 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity and are expected to continue until higher revenue and related production activities are realized. Martek’s capacity is a critical requirement for long-term supply agreements with large food and beverage companies. This capacity is also needed to achieve our medium-term revenue and market share objectives in the infant formula, perinatal products and food and beverage markets.
Cost of contract manufacturing sales, totaling $4.8 million and $6.8 million in the three and six months ended April 30, 2006, respectively, and $2.6 million and $5.4 million in the three and six months ended April 30, 2005, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix.
We expect our overall gross profit margin in fiscal 2006 to continue to reflect the benefits of the newly implemented DHA productivity improvements, but we expect these benefits to continue to be offset by certain idle capacity period costs in 2006 related primarily to the expansion of our Kingstree facility and potential increases to our average per-unit ARA purchase costs.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Research and development	$6,258	$5,321	$11,738	$10,137
Selling, general and administrative	10,270	8,107	20,137	16,252
Other operating expenses	435	2,075	476	5,560

Total operating expenses	$16,963	$15,503	$32,351	$31,949

Research and Development Our research and development costs increased by $900,000 or 18% in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005, respectively, and increased by $1.6 million or 16% in the six months ended April 30, 2006 as compared to the six months ended April 30, 2005, respectively. Research and development expenses include $300,000 and $700,000 of non-cash equity-based compensation charges in the three and six months ended April 30, 2006, respectively. The increase is also due to additional costs incurred on clinical studies focusing on the cognitive benefits of DHA. We expect that research and development expenses will continue to increase during fiscal 2006 as our ongoing clinical studies increase in scope. In addition, through our collaboration with a Canadian biotechnology company, we continue to expend amounts in the development of DHA products from plants. If certain milestones are achieved during fiscal 2006 and 2007 in connection with this collaboration, which would indicate significant progress in our development efforts, we would be required to make and expense a milestone payment of up to $2.5 million in fiscal 2006 or 2007.
Selling, General and Administrative Our selling, general and administrative costs increased by $2.2 million or 27% in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005, respectively, and increased by $3.9 million or 24% in the six months ended April 30, 2006 as compared to the six months ended April 30, 2005, respectively. Selling, general and administrative expenses include $600,000 and $1.3 million of non-cash equity-based compensation charges in the three and six months ended April 30, 2006, respectively. The increase was also due to expansion of our sales and marketing staff and higher employee compensation costs (increases of $1.5 million and $2.2 million in the comparative three and six months, respectively) and legal costs (increases of $200,000 and $400,000 in the comparative three and six months, respectively). We anticipate that selling, general and administrative costs will continue to increase during fiscal 2006 as additional marketing costs related to new personnel and promotional campaigns, primarily in support of international infant formula expansion and growth in the foods and beverages market, are incurred.
Other Operating Expenses We incurred other operating expenses of $400,000 and $500,000 in the three and six months ended April 30, 2006, respectively, and $2.1 million and $5.6 million in the three and six months ended April 30, 2005, respectively. These costs were significantly lower in the three and six months ended April 30, 2006 as production start-up costs incurred by us have greatly diminished as a result of the completion in late 2005 of the Kingstree facility expansion.
Interest and Other Income, Net
Interest and other income, net, decreased by $19,000 in the three months ended April 30, 2006 as compared to the three months ended April 30, 2005 and increased by $200,000 in the six months ended April 30, 2006 as compared to the six months ended April 30, 2005, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense totaled $800,000 and $1.7 million in the three and six months ended April 30, 2006, respectively, an increase of $800,000 and $1.5 million as compared to the three and six months ended April 30, 2005, respectively, as capitalization of interest costs has largely ceased with the completion of the Kingstree expansion. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The non-cash provision for income taxes totaled $3.6 million and $6.8 million in the three and six months ended April 30, 2006, respectively, and $2.0 million and $6.0 million in the three and six months ended April 30, 2005, respectively, and has been recorded based upon our estimated effective tax rate for the respective fiscal years.
As of October 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $200 million. Approximately $2 million of this amount will expire, if unused, by the end of fiscal 2008 with the remainder expiring through fiscal 2023.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has reviewed its ownership change position pursuant to Section 382 and has determined that the utilization of certain of its net operating loss carryforwards may be limited. Such limitation may defer the utilization of as much as $66.7 million of our net operating loss carryforwards until periods after fiscal 2009. Due to the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in those periods, the Company believes it is not more likely than not that these assets will be realized. As such, these net operating loss carryforwards continue to be fully reserved through a valuation allowance as of April 30, 2006.
Net Income
As a result of the foregoing, net income was $6.3 million in the three months ended April 30, 2006 as compared to net income of $3.4 million in the three months ended April 30, 2005, and net income was $11.9 million in the six months ended April 30, 2006 as compared to net income of $10.5 million in the six months ended April 30, 2005.
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
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income for the three months ended April 30, 2006 were $1.0 million and $600,000 lower, respectively, and income before income taxes and net income for the six months ended April 30, 2006 were $1.9 million and $1.2 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended April 30, 2006 would have each been $0.21 if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.20 and $0.19, respectively. Basic and diluted earnings per share for the six months ended April 30, 2006 would have been $0.41 and $0.40, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.37 each. As of April 30, 2006, there was $4.1 million of total unrecognized compensation cost related to unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
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
At April 30, 2006, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $25.6 million as well as the $92 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $7.8 million from October 31, 2005. This decrease was due primarily to repayment of borrowings under our revolving credit facility, offset by positive operating cash flows.
With the completion of our expansion in Kingstree in the prior fiscal year, we expect that capital expenditures during the remainder of fiscal 2006 will not exceed $12 million. Interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three and six months ended April 30, 2006, we incurred interest on borrowings of approximately $1.0 million and $2.1 million and recorded amortization of related debt fees of approximately $40,000 and $80,000, respectively, of which, in total, $300,000 and $500,000 was capitalized, respectively.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at April 30, 2006.
The following table sets forth our future minimum payments under contractual obligations at April 30, 2006:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$11,965	$1,176	$9,503	$424	$862
Borrowings under revolving credit facility	43,000	—	—	43,000	—
Operating and capital lease obligations	14,112	3,657	7,236	2,857	362
Unconditional inventory purchase obligations (2)	42,063	2,922	39,141	—	—

Total contractual cash obligations	$111,140	$7,755	$55,880	$46,281	$1,224

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to the guarantee described below in “Off-Balance Sheet Arrangements.”
In September 2005, we entered into a $135 million secured revolving credit facility that amended and expanded our existing $100 million credit facility. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.3% and 6.1% for the three and six months ended April 30, 2006, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.2% in both the three and six months ended April 30, 2006. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of April 30, 2006, we were in compliance with all of these debt covenants and had outstanding borrowings of $43 million under the revolving credit facility.
In October and December 2004, we entered into operating leases for equipment at our Kingstree facility as part of sale-leaseback transactions. The equipment subject to lease was sold at its aggregate cost basis and fair value of $14.9 million and simultaneously leased back to us. The leases expire in October 2009 and contain the same restrictions as our revolving credit facility.
In December 2003, we executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, we are contingently liable for milestone payments upon achievement of certain scientific results. As of April 30, 2006, a milestone payment of up to $2.5 million would be paid to our co-collaborator in fiscal 2006 or 2007 if the milestone related to the current phase of the project is achieved. Due to the inherent uncertainty of the achievement of this milestone within the required timeframe, we have not recorded a liability associated with this milestone or included it in the table above.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $25.6 million on-hand at April 30, 2006, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	the cost and extent of capital expenditures at our manufacturing facilities;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with our defense against putative securities class action and other lawsuits; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $14.1 million over the remaining lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. Giving effect to ARA purchases by us subsequent to January 1, 2005, as permitted by the Amendment, as of April 30, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
Beginning in January 2004, purchases of ARA from DSM’s plant in Capua, Italy were denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%. Our exposure to these currency fluctuations has begun to slightly decrease as DSM now produces ARA in the U.S. at its Belvidere, New Jersey facility. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At April 30, 2006, we had unrealized gains on such hedge instruments totaling $800,000, net of income tax provision.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at April 30, 2006, a 1% change in LIBOR would change annual interest by approximately $400,000. At April 30, 2006, the carrying amounts of debt approximate fair value.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended April 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. We filed a motion for summary judgment on March 10, 2006. The District Court granted our motion for summary judgment and dismissed the case on April 25, 2005 having found that the milestone has not been satisfied. On May 10, 2006, Mr. Zuccaro filed a notice of appeal and the appeal is now pending before the United States Court of Appeals for the Fourth Circuit.
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers. Since then, several other putative class action lawsuits were filed against us and certain of our officers in the United States District Court of Maryland making similar allegations. The Court entered Orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. We filed a motion to dismiss the consolidated complaint on February 3, 2006, and a hearing before the Court on this motion was held on May 22, 2006. We are awaiting a decision of the Court on the motion to dismiss.
With respect to our ARA patent in South Korea, Suntory has also filed an opposition. A hearing on the matter was held in late January 2006 and the Examiner has indicated she will rule against Martek. Martek intends to appeal, during which time the patent would remain in full force and effect. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. No hearing date has been set, but it is expected in the second half of 2006.
In addition, from time to time, Martek is a party to additional litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such additional litigation or administrative proceedings currently pending against Martek is unlikely, either individually or in the aggregate, to have a material adverse effect on Martek’s results of operations or financial condition.
Refer to our Annual Report on Form 10-K/A for the year ended October 31, 2005 for a discussion of other legal proceedings.

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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 85% of our product sales revenue during the six months ended April 30, 2006 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products declines, we may experience a material decline in our revenues.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products.
Our success depends upon achieving and maintaining a superior competitive position in the infant formula and adult nutritional product markets. Many potential competitors, which include companies such as BASF AG, Cargill Inc., Suntory Limited, Celanese Corporation, Archer Daniels Midland Company, Lonza Group LTD and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
We are aware that other sources of DHA and ARA are, or may, be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at this time regarding Ross’ generally recognized as safe notification While Ross Products has not announced any introduction of its oils into infant formula, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals has launched Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. We expect additional studies to expand the approved indications for Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, had been actively marketing a DHA-rich microalgal oil to the food and beverage and dietary supplement markets in the United States, China and Europe. We have filed a patent infringement suit against Nutrinova in both the United States and Germany. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.” In December 2005, the sale of Nutrinova’s DHA business to Lonza Group LTD, a Swiss chemical and biotechnology group, was announced.

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products are used as a DHA source by some infant formula companies, currently dominate the adult DHA supplement market and are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
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
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2006 or 2007. Further, in order to broaden the scope of protection, Martek has pending patent applications and intends to pursue new patent applications which would be based on the existing patent. If the patent in the narrower form approved by the Opposition Division is ultimately upheld and certain pending and new related patent applications are not granted with the desired claim scope, it is likely that Martek’s European intellectual property position with respect to ARA would not afford much competitive protection.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF have now filed responses to our appeal. The appeal process is not expected to be completed until 2007.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA—containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.
•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova was accused of infringing at that time to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents, but the parties reached an agreement to limit the counterclaims to the patents involved in the suit at the time of the agreement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his written decision in December 2005. As a result of this decision by the judge, Martek has decided to limit the number of patents that it is accusing Nutrinova of infringing to three. In December 2005, it was announced that Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in the second half of 2006. Lonza has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, Suntory has also filed an opposition. A hearing on the matter was held in late January 2006 and the Examiner has indicated she will rule against Martek. Martek intends to appeal, during which time the patent would remain in full force and effect. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. No hearing date has been set, but it is expected in the second half of 2006.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils. If our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. The revocation of our European DHA patent, ARA patent or blended oils patent could result in a decrease in revenues under our license agreements.
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
In addition to sales into the infant formula market, approximately 2% and 1% of our product sales revenues in the six months ended April 30, 2006 and 2005, respectively, came from sales of our nutritional oils to the adult supplement and food and beverage markets. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA, our future revenues in these markets may be limited.
Because food and beverage pricing is very competitive, the premium that our oils adds to the cost of the food or beverage may never allow it to be priced at levels that will allow acceptance by consumers.
Foods and beverages pricing is very competitive and the market is very sensitive to product price changes. Because the inclusion of our oils may add to the retail cost of these products, there is the risk that our potential customers in this market may not be able to sell supplemented products at prices that will allow them to gain market acceptance while, at the same time, remaining profitable. This may lead to price pressure on us. If we have to reduce our prices, we may not be able to sell products at a price that would enable us to be profitable.
If it is determined that large amounts of eicosapentaenoic acid (“EPA”) must accompany DHA in order to achieve optimal health benefits, we may never be able to gain large- scale entry into the food and beverage market.
The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health. In September of 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease. No minimum amounts for either DHA or EPA were established as prerequisites for the claim. Our Martek DHA™-S oil includes limited amounts of EPA and therefore products containing the Martek DHA™-S oil qualify for use of the qualified health claim. Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be on-going or conducted in the future. If the consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal health benefit, then our penetration of the food and beverage market may be limited.
Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage market.
Although we believe that the food and beverage market could be a large market for DHA fortification with our Martek DHA™-S oil, the potential in this market could be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor and texture for the duration of the shelf life of the food and beverage products. While DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals, milk and certain types of nutritional bars for which DHA fortification has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production processes. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation and production issues over which we have little or no control.
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
If we are unable to continuously utilize and adequately manage our production capacity or are unable to enter into favorable agreements with third parties to produce our oils or if our suppliers fail to produce and supply us with adequate amounts of oil, our customers may not be able to obtain a sufficient supply of DHA and ARA from us and our future revenues from these products may be limited.
We have limited visibility into our customers’ supply chains and overall expansion plans. With this limited visibility into customer demand, we may be unable to provide the required quantities of oil cost-effectively, and we may have difficulties managing our product inventories or forecasting demand, which could result in shortfalls or excess supply. Although some of our licensees have a right to manufacture DHA and ARA, we are not aware of any of our licensees doing so or preparing to do so. Our future revenues from sales of our nutritional oils may be limited if (a) we are unable to manufacture or cost-effectively manufacture our DHA-containing oil at our Winchester and Kingstree plants; (b) we are unable to enter into other satisfactory and timely third-party manufacturing agreements; (c) we and DSM are unable to produce adequate supplies of ARA and/or DHA-containing oils; (d) our licensees are able to find alternative sources for DHA or ARA; or (e) we are unable to adequately manage our production capacity in light of customer expectations and demand.
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
Our continued success in the infant formula industry depends on sustained acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formulas without our oils or with greatly reduced levels are sufficient as infants can convert precursor fats into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, we are subject to the risk that the use of DHA and/or ARA in infant formula may never gain widespread acceptance worldwide.
Furthermore, a failure by one or more regulatory authorities to enact guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products could result in lower-potency formula products in specific affected countries which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula which permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries.
We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need significant additional capital to expand our production capability if market demand for our products continues to grow.
As of April 30, 2006, we had approximately $25.6 million in cash, cash equivalents and short-term investments as well as $92 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. We have completed our Kingstree expansion; however, our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; (c) whether or not we enter into collaborations with third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending April 30, 2006, our common stock traded between $52.48 and $23.14 per share. During the fifty-two week period ending April 30, 2005, our common stock traded between $72.69 and $32.00 per share. The following are examples of items that may significantly impact the market price for our common stock:
•	announcements of technical innovations, new commercial products and product launches by us or our competitors;

•	announcements of use of competitors’ DHA and/or ARA products by our customers;

•	arrangements or strategic partnerships by us or our competitors;

•	announcements of license agreements, acquisitions or strategic alliances;

•	announcements of sales by us or our competitors;

•	patent or other intellectual property achievements or adverse developments;

•	quarterly fluctuations in our revenues and results of operations;

•	failure or delay in expansion and continuous operation regarding our commercial manufacturing or failure or delay of our third-party manufacturers in expansion and continuous operation regarding their commercial manufacturing;

•	failure to enter into favorable third-party manufacturing agreements;

•	regulatory decisions (approvals or disapprovals) or changes concerning our products and our competitors’ products;

•	announcements related to threatened, new or existing litigation;

•	changes in our estimates of financial performance or changes in recommendations by securities analysts; and

•	general market conditions for growth companies and bioscience companies.
Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.
The market liquidity for our stock is relatively low. As of April 30, 2006, we had 32,132,832 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending April 30, 2006 was approximately 900,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of April 30, 2006, we had 32,132,832 shares of common stock outstanding and stock options outstanding to purchase an aggregate of approximately 3.8 million shares of common stock. Of these options, approximately 3.5 million were exercisable at June 5, 2006. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
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
Our manufacturing process involves the handling of hazardous materials and emission of regulated waste. If we fail to properly handle these hazardous materials and/or waste emissions, substantial costs and harm to our business could result.
In connection with our research and manufacturing activities, we utilize some hazardous materials and emit regulated waste. We are subject to federal, state and local laws and regulations governing the use, storage, handling and management of hazardous materials and waste products. The cost of compliance with these laws and regulations could be significant. Moreover, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private party action if such hazardous materials or waste products are used, stored, handled, emitted or otherwise managed in violation of law or any permit. In addition, we could be subject to liability if hazardous materials or waste are released into the environment. A substantial fine, penalty or judgment, the payment of significant environmental remediation costs or property or personal injury damages, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand for our nutritional oils.
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
Beginning in January of 2004, our purchases of ARA from DSM’s Capua, Italy plant were denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 17.3 million euros at April 30, 2006. The terms of these contracts are from 30 to 120 days.
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

We are vigorously defending against the plaintiffs’ claims. In this regard, a motion to dismiss the plaintiffs’ complaint is under consideration by the District Court. At this stage, management is unable to predict its outcome or its ultimate effect, if any, on our financial condition. However, we expect that the costs and expenses related to this litigation may be significant. Although we have director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for us for this litigation) in place, we are responsible for certain costs and expenses relating to the lawsuits. Also, a judgment in or settlement of this action could exceed our insurance coverage. If we are not successful in defending this action, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of this action may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Martek’s Annual Meeting of Stockholders was held on March 16, 2006. Following are descriptions of the matters voted on and the results of such voting:
Proposal 1: Election of Directors:
The following members were elected to Martek’s Board of Directors to hold office for the term expiring at the 2009 Annual Meeting of Stockholders:

	Votes For		Votes Withheld
		%		%
James R. Beery	25,920,295	90.5	2,718,305	9.5
Robert J. Flanagan	20,885,997	72.9	7,752,603	27.1
In addition, the following directors retired on March 16, 2006: Gordon S. Macklin and Richard J. Radmer.
The following directors are continuing in office for the terms noted:

Term Expires
Polly B. Kawalek	2008
Jerome C. Keller	2008
Henry Linsert, Jr.	2008
Douglas J. MacMaster, Jr.	2007
John H. Mahar	2007
Sandra Panem, Ph.D.	2008
Eugene H. Rotberg	2007
Proposal 2: Approval of the Amendment of the Company’s 2004 Stock Incentive Plan, including an increase in the number of shares issuable under the Plan:
The proposal was approved by the following vote:

For		Against		Abstain		Non-vote
	%		%		%		%
17,770,251	83.2	3,597,276	16.8	171,419	0.0	7,099,654	0.0
Item 5. Other Information.
None.

Item 6. Exhibits.

10.01	Supply Agreement with Mead Johnson & Company dated May 17, 2006.*+

10.02	Letter agreement between the Company and Henry “Pete” Linsert, Jr. dated May 18, 2006.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: June 9, 2006	/s/ Peter L. Buzy
Peter L. Buzy, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)