Form 10-Q
period 2006-07-31
MARTEK BIOSCIENCES CORP
filed 2006-09-11
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___to ___

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock outstanding as of September 6, 2006 was 32,153,382.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended July 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2006	2005
In thousands, except share and per share data	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,727	$11,047
Short-term investments and marketable securities	11,250	22,300
Accounts receivable, net	30,482	27,603
Inventories, net	100,560	91,535
Other current assets	10,893	5,929

Total current assets	165,912	158,414

Property, plant and equipment, net	287,078	290,733
Deferred tax asset	38,542	48,201
Goodwill	48,596	48,490
Other intangible assets, net	34,024	31,129
Other assets, net	2,870	1,518

Total assets	$577,022	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,749	$16,661
Accrued liabilities	16,007	13,692
Current portion of notes payable and other long-term obligations	1,199	3,113
Current portion of deferred revenue	3,585	740

Total current liabilities	31,540	34,206

Long-term debt under revolving credit facility	33,000	55,000
Notes payable and other long-term obligations	10,678	11,115
Long-term portion of deferred revenue	9,027	8,959

Total liabilities	84,245	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,153,382 and 32,026,595 shares issued and outstanding, respectively	3,215	3,203
Additional paid-in capital	521,208	515,237
Accumulated other comprehensive income	420	1
Accumulated deficit	(32,066)	(49,236)

Total stockholders’ equity	492,777	469,205

Total liabilities and stockholders’ equity	$577,022	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
Unaudited - In thousands, except share and per share data	2006	2005	2006	2005
Revenues:
Product sales	$66,322	$35,926	$192,029	$151,871
Contract manufacturing sales	4,036	3,563	11,439	9,938

Total revenues	70,358	39,489	203,468	161,809

Cost of revenues:
Cost of product sales	37,044	22,429	107,987	91,323
Cost of contract manufacturing sales	3,943	3,261	10,759	8,650
Idle capacity costs	2,888	—	6,313	—

Total cost of revenues	43,875	25,690	125,059	99,973

Gross margin	26,483	13,799	78,409	61,836

Operating expenses:
Research and development (1)	6,231	5,309	17,969	15,446
Selling, general and administrative (1)	11,328	7,834	31,465	24,086
Other operating expenses	207	1,243	683	6,803

Total operating expenses	17,766	14,386	50,117	46,335

Income (loss) from operations	8,717	(587)	28,292	15,501

Interest and other income, net	363	415	1,163	1,051
Interest expense	(735)	—	(2,416)	(180)

Income (loss) before income tax provision	8,345	(172)	27,039	16,372
Income tax provision (benefit) (1)	3,046	(63)	9,869	5,976

Net income (loss)	$5,299	$(109)	$17,170	$10,396

Net income (loss) per share
Basic	$0.16	$(0.00)	$0.53	$0.34

Diluted	$0.16	$(0.00)	$0.53	$0.33

Weighted average common shares outstanding
Basic	32,143,695	31,681,496	32,099,641	30,924,994
Diluted	32,473,578	31,681,496	32,471,120	31,867,590

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	247	—	907	—
Selling, general and administrative	470	—	1,752	—
Income tax provision (benefit)	(262)	—	(971)	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205

Exercise of stock options and warrants	126,787	12	2,889	—	—	2,901
Equity-based compensation	—	—	3,082	—	—	3,082
Net income	—	—	—	—	17,170	17,170
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $251	—	—	—	419	—	419

Comprehensive income						17,589

Balance at July 31, 2006	32,153,382	$3,215	$521,208	$420	$(32,066)	$492,777

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
Unaudited – In thousands	2006	2005
Operating activities

Net income	$17,170	$10,396
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,439	12,195
Deferred tax provision	9,869	5,976
Equity-based compensation expense	2,659	—
Other	—	184
Changes in operating assets and liabilities:
Accounts receivable	(2,879)	15,611
Inventories	(8,602)	(42,346)
Other assets	(5,726)	3,614
Accounts payable	(5,912)	(6,716)
Accrued liabilities	1,200	(1,142)
Deferred revenue and other liabilities	2,938	(1,510)

Net cash provided by (used in) operating activities	23,156	(3,738)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	11,050	(22,345)
Expenditures for property, plant and equipment	(6,743)	(51,746)
Proceeds from sale-leaseback transaction and other	—	4,272
Capitalization of intangible assets	(3,928)	(3,298)

Net cash provided by (used in) investing activities	379	(73,117)

Financing activities

Repayments of notes payable and other long-term obligations	(2,756)	(4,623)
Repayments under revolving credit facility, net	(22,000)	(25,500)
Proceeds from the issuance of common stock and exercise of stock options and warrants, net	2,901	94,210
Other	—	500

Net cash (used in) provided by financing activities	(21,855)	64,587

Net increase (decrease) in cash and cash equivalents	1,680	(12,268)
Cash and cash equivalents, beginning of period	11,047	29,445

Cash and cash equivalents, end of period	$12,727	$17,177

Supplemental cash flow disclosures:
Interest paid	$2,895	$2,576
Notes payable issued in acquisition of land	$—	$800
Income taxes paid	$210	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K/A for the year ended October 31, 2005.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period.
Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $1.4 million and $2.7 million in the three and nine months ended July 31, 2006, respectively, and $700,000 and $1.6 million in the three and nine months ended July 31, 2005, respectively, and is included in product sales revenue in the consolidated statements of income.
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

These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Acitivties.” As of July 31, 2006, outstanding forward contracts had notional values aggregating approximately 12.9 million euros (equivalent to $16.5 million at July 31, 2006). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.
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
Comprehensive Income (Loss) Comprehensive income (loss) is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income in the Consolidated Statement of Stockholders’ Equity.
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
At July 31, 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 40 years.

Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at July 31, 2006 and October 31, 2005.
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
Recently Issued Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will be effective for the fiscal year beginning November 1, 2007. The Company is currently assessing the effect of adopting FIN 48 on its consolidated financial position and results of operations.

2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into an agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. In February 2006, the Company and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. As of July 31, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Based on current operations, projected future inventory requirements and the Company’s ability to control the timing and extent of ARA purchases during the Recoupment Period, management estimates that the fair value of such guarantee is not material.
Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved in order to finalize 2006 ARA pricing. We expect our current valuation to approximate, in all material respects, the agreed-upon amounts when negotiations with DSM are complete.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $11.3 million and $22.3 million as of July 31, 2006 and October 31, 2005, respectively. There were no unrealized holding gains or losses or realized gains or losses during the three and nine months ended July 31, 2006 and 2005.
4. INVENTORIES
Inventories consist of the following (in thousands):

	July 31,	October 31,
	2006	2005
Finished goods	$50,288	$34,328
Work in process	48,759	55,073
Raw materials	3,513	3,634

Total inventory	102,560	93,035
Less: inventory reserve	(2,000)	(1,500)

Inventories, net	$100,560	$91,535

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	July 31,	October 31,
	2006	2005
Land	$2,320	$2,318
Building and improvements	50,619	45,515
Machinery and equipment	182,044	164,039
Furniture and fixtures	3,369	3,161
Computer hardware and software	8,922	8,085

	247,274	223,118
Less: accumulated depreciation and amortization	(36,466)	(26,764)

	210,808	196,354
Construction in progress	47,354	56,840
Assets held for future use, net	28,916	37,539

Property, plant and equipment, net	$287,078	$290,733

Assets held for future use are comprised of certain production assets that are not expected to be utilized in the manufacturing process for a period of at least six months.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	July 31, 2006			October 31, 2005
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,043	$(506)	$1,537	$2,026	$(401)	$1,625
Patents	15,692	(1,521)	14,171	11,741	(1,734)	10,007
Core technology	1,708	(427)	1,281	1,708	(342)	1,366
Current products	10,676	(3,050)	7,626	10,676	(2,516)	8,160
Licenses	11,091	(1,682)	9,409	11,091	(1,120)	9,971
Goodwill	48,596	—	48,596	48,490	—	48,490

	$89,806	$(7,186)	$82,620	$85,732	$(6,113)	$79,619

7. NOTES PAYABLE AND LONG-TERM DEBT
In September 2005, the Company entered into a $135 million secured revolving credit facility that amended and expanded the $100 million credit facility entered into in May 2004. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.8% and 6.2% for the three and nine months ended July 31, 2006, respectively, and 5.4% and 4.7% for the three and nine months ended July 31, 2005, respectively. The weighted average commitment fee rate on unused amounts was approximately 0.1% and 0.2% for the three and nine months ended July 31, 2006, respectively, and 0.3% for both the three and nine months ended July 31, 2005. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of July 31, 2006, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $33 million under the revolving credit facility. All borrowings are due at maturity.

Interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three and nine months ended July 31, 2006, the Company incurred interest on borrowings of approximately $800,000 and $2.9 million, respectively, and recorded amortization of related debt fees of approximately $40,000 and $100,000, respectively, of which, in total, $100,000 and $600,000 were capitalized, respectively. In the three and nine months ended July 31, 2005, the Company incurred interest on borrowings of approximately $800,000 and $2.6 million, respectively, and recorded amortization of related debt fees of approximately $100,000 and $200,000, respectively, of which, in total, $900,000 and $2.6 million were capitalized, respectively.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at July 31, 2006 and October 31, 2005 approximate their fair values based on instruments of similar terms available to the Company.
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of July 31, 2006, the Company’s remaining obligation was approximately $10.2 million.
Scientific Research Collaborations In December 2003, the Company executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, the Company is contingently liable for milestone payments upon achievement of certain scientific results. As of July 31, 2006, a milestone payment of up to $1.5 million would be paid to the Company’s co-collaborator if the milestone related to the current phase of the project is achieved by March 2007. Due to the inherent uncertainty of the achievement of this milestone within the required timeframe, the Company has not recorded a liability associated with this milestone.
OmegaTech Contingent Purchase Price In connection with the Company’s purchase of OmegaTech, the purchase agreement provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones were met. Two of these milestones relate to operating results (sales and gross profit margin objectives by October 2003 and October 2004) and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the Commission of the European Community granted approval of the use of the OmegaTech DHA oil in certain foods in Europe, meeting the conditions of one of the regulatory milestones. Accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued during fiscal 2003 upon the achievement of this milestone. The payment of this additional consideration was recorded as goodwill. As of July 31, 2006, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone related to sales and gross profit margin for the periods ended October 31, 2004 and 2003 has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone as well as the financial milestone related to the period ended October 31, 2003 should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to any remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
Class Action Lawsuits Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and is defending vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any. The Company expects that the costs and expenses related to this litigation could be significant. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “ Legal Proceedings.”
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
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the three months ended July 31, 2006 were $700,000 and $500,000 lower, respectively, and for the nine months ended July 31, 2006 were $2.7 million and $1.7 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25.

Basic and diluted earnings per share for the three months ended July 31, 2006 were each $0.01 lower and for the nine months ended July 31, 2006 were each $0.05 lower than if the Company had continued to account for equity-based compensation under APB 25.
The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to equity-based compensation for the three and nine months ended July 31, 2005. The reported and pro forma net income and net income per share for the three and nine months ended July 31, 2006 are the same because equity-based compensation is calculated under the provisions of SFAS 123R. The amounts for the three and nine months ended July 31, 2006 are included in the following table only to provide net income and net income per share for a comparative presentation to the period of the previous year. The pro forma disclosure for the three and nine months ended July 31, 2005 utilized the Black-Scholes-Merton option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net income (loss), as reported	$5,299	$(109)	$17,170	$10,396

Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(10,927)	—	(54,897)

Pro forma net income (loss)	$5,299	$(11,036)	$17,170	$(44,501)

Net income (loss) per share:
Basic – as reported	$0.16	$(0.00)	$0.53	$0.34

Basic – pro forma	$0.16	$(0.35)	$0.53	$(1.44)

Diluted – as reported	$0.16	$(0.00)	$0.53	$0.33

Diluted – pro forma	$0.16	$(0.35)	$0.53	$(1.44)

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
The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the nine months ended July 31, 2006, as well as for option grants during all prior periods. No stock options were granted during the three months ended July 31, 2006. As follows are the weighted-average assumptions used in valuing the stock options granted during the nine months ended July 31, 2006, and a discussion of the Company’s methodology for developing each of the assumptions used:

Nine months ended
July 31, 2006
Expected volatility	61.1%
Risk-free interest rate	4.7%
Expected life of options	5 years
Expected dividend yield	0%
Forfeiture rate	1%
Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the preceding five-year period to estimate expected volatility. Since fiscal 2001, the Company’s annual volatility has ranged from 59.7% to 78.9% with an average of 68.1%.
Risk-Free Interest Rate – This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.

Expected Life of Options – This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the nine months ended July 31, 2006 have a maximum term of ten years.
Expected Dividend Yield – The Company has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.
As of July 31, 2006, the Company had several equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the three and nine months ended July 31, 2006 was approximately $700,000 and $2.7 million, respectively. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was approximately $300,000 and $1.0 million in the three and nine months ended July 31, 2006, respectively. Compensation cost capitalized as part of inventory during the three and nine months ended July 31, 2006 was approximately $100,000 and $400,000, respectively. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
As of July 31, 2006, the Company had stock options outstanding that were previously granted under the 1986 Stock Option Plan, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Option Plans.” With exception of the 1994 Directors’ Option Plan, option awards under the Option Plans are granted at prices as determined by the Compensation Committee, but shall not be less than the fair market value of the Company’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. At July 31, 2006, approximately 1.2 million shares of common stock were available for future grants under the Option Plans.
A summary of option activity under the Option Plans as of July 31, 2006, and changes during the nine months then ended are as follows (shares and intrinsic value in thousands):

				Weighted Average
		Weighted		Remaining
	Number of	Average	Aggregate	Contractual
	Shares	Price/Share	Intrinsic Value	Term (years)
Options outstanding at October 31, 2005	3,924	$38.39
Options exercisable at October 31, 2005	3,438	$40.14

Granted	59	$31.71
Exercised	(95)	$25.14
Cancelled	(145)	$40.86

Options outstanding at July 31, 2006	3,743	$38.53	$10,643	6.7
Options exercisable at July 31, 2006	3,447	$39.49	$9,363	6.6

The weighted average fair market value of the options at the date of grant for options granted during the nine months ended July 31, 2006 was $17.84. There were no options granted during the three months ended July 31, 2006. The total intrinsic value of stock options exercised during the three and nine months ended July 31, 2006 was $200,000 and $600,000, respectively. The weighted average fair market value of the options at the date of grant for options granted during the three and nine months ended July 31, 2005 was $22.41 and $31.54, respectively.
As of July 31, 2006, there was $3.2 million of total unrecognized compensation cost related to unvested stock options granted under the Option Plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
Stockholder Rights Plan
In February 2006, the Company’s Board of Directors approved the renewal of its Stockholder Rights Plan through the adoption of a new Rights Agreement. The new Rights Agreement was effective as of February 7, 2006, which was the date that Martek’s then-existing Rights Agreement expired. All rights under the previous Rights Agreement were cancelled upon its expiration.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net income (loss)	$5,299	$(109)	$17,170	$10,396

Weighted average shares outstanding, basic	32,144	31,681	32,100	30,925
Effect of dilutive potential common shares:
Stock options	330	—	371	924
Warrants	—	—	—	19

Total dilutive potential common shares	330	—	371	943

Weighted average shares outstanding, diluted	32,474	31,681	32,471	31,868

Net income per share, basic	$0.16	$(0.00)	$0.53	$0.34

Net income per share, diluted	$0.16	$(0.00)	$0.53	$0.33

Stock options to purchase approximately 2.7 million, 4.1 million, 2.1 million and 1.7 million shares were outstanding but were not included in the computation of diluted net income (loss) per share for the three months ended July 31, 2006 and 2005 and the nine months ended July 31, 2006 and 2005, respectively, because the effects would have been antidilutive.

11. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and nine months ended July 31, 2006 and 2005 were as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net income (loss), as reported	$5,299	$(109)	$17,170	$10,396

Other comprehensive income (loss):
Unrealized gain (loss) on exchange rate forward contract, net of income tax provision (benefit) of $(162), $48, $251 and $(14), respectively	(420)	79	419	(91)

`

Comprehensive income (loss)	$4,879	$(30)	$17,589	$10,305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, gross margin and overall profitability;

•	expectations regarding product introductions and growth in nutritional product sales;

•	expectations regarding potential collaborations and acquisitions

•	expectations regarding demand for products with our nutritional oils;

•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding continued interest by and agreements with food, beverage and supplement companies;

•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;

•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchases of third-party manufactured oils;

•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding the amount of inventory held by us or our customers;

•	expectations regarding production capacity utilization and the effects of excess production capacity;

•	expectations regarding future selling, general and administrative and research and development costs;

•	expectations regarding future capital expenditures;

•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils;

•	expectations regarding possibly significant expenses to defend putative securities class action lawsuits alleging false and material misstatements and omissions of material facts concerning our business and prospects; and

•	expectations regarding our ability to protect our intellectual property.
     Forward-looking statements include those statements containing words such as the following:
•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.
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
GENERAL
Martek was founded in 1985. We are a leader in the development and commercialization of products derived from microalgae, and in addition, we develop and manufacture products derived from fungi and other microbes. Our leading products are nutritional oils used as ingredients in infant formula, perinatal products, foods and beverages and dietary supplements. Our nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.

We have entered into license agreements with 24 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees sell term infant formula products containing our oils collectively in over 30 countries and pre-term infant formula products containing our oils collectively in over 60 countries around the world. Pre-term infant formula products comprise less than 5% of the total infant formula market worldwide. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products and Nestle are currently being sold in the United States.
For the nine months ended July 31, 2006, we generated approximately $17.2 million in net income on revenues of $203.5 million. Although we anticipate future growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of infant formula market introductions by our customers both domestically and internationally;

•	the timing of our customers’ production and ordering patterns;

•	the timing and extent of stocking and destocking of inventory by our customers, including the potential that customers will move to “just in time” inventory purchasing now that we have reached a base finished goods inventory level;

•	the timing and extent of our customers’ plant maintenance shutdowns;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the continued acceptance of products containing our oils under WIC programs in the U.S.;

•	the continued acceptance of these products by consumers and continued demand by our customers;

•	the ability by us, DSM and other third-party manufacturers to produce adequate levels of our nutritional oils on a consistent basis;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
RECENT HIGHLIGHTS
Martek recently launched a new branding initiative that includes a new brand name and logo for its flagship product, a new corporate logo and tagline, and a redesigned website. The purpose of the branding initiative is to support corporate partners in anticipation of product launches by accentuating Martek’s positive public image and increasing brand awareness. Martek DHA™, a vegetarian source of the omega-3 fatty acid DHA, will now be called life’sDHA™ followed by the tagline “Healthy Brain, Eyes, Heart.” Based on extensive research and development conducted by Martek, the new name, logo, tagline and website are designed to be consumer friendly and to communicate the importance of DHA for health throughout the lifecycle.
In June 2006, General Mills, Inc. entered into a 15-year DHA license and supply agreement with Martek. Under the agreement, General Mills may develop certain food products containing life’sDHA™ and must purchase, subject to certain exceptions, substantially all of its DHA needs from Martek for these products in the United States and other designated territories. There are no minimum purchase requirements or other financial commitments to Martek. It is Martek’s understanding that General Mills intends to launch a product containing life’sDHA™ in 2007. Products containing Martek’s DHA will display the life’sDHA™ logo on the product packaging, as well as in related marketing, advertising and promotional materials.
Martek has recently become aware that infant formulas supplemented with Martek’s DHA and ARA will soon be available in eight new states through their respective Women, Infant and Children (“WIC”) programs. With these new states, the Company believes that after November 1, 2006, only two states in the U.S. will not be offering supplemented formula through WIC programs.
Martek recently announced two new infant formula licensees.
•	In June 2006, South Korean infant formula market leader Namyang Dairy Products Co., Ltd. signed a license and supply agreement with Martek for rights to use Martek’s DHA and ARA in infant formula sold in South Korea.

•	In August 2006, The Hain Celestial Group, Inc., a leading natural and organic food and personal care products company, entered into a license and supply agreement with the Company whereby Martek will serve as the exclusive DHA and ARA supplier for Hain Celestial’s infant formula products in the United States. Hain Celestial recently unveiled a new infant formula as part of its Earth’s Best® brand. In addition, the companies announced that they are in discussions regarding the potential expansion of their relationship into other food and beverage products.
In June 2006, Health Canada approved per serving levels of Martek’s DHASCO-T of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient.
Recently published reports further discuss the benefits of DHA supplementation.
•	A review conducted by Dr. Chenchen Wang and others published in July 2006 in The American Journal of Clinical Nutrition stated that evidence suggests that increased consumption of long-chain omega-3 fatty acids, but not alpha-linolenic acid, reduces all cause mortality, cardiac and sudden death, and possibly stroke. Martek DHA™ is a long-chain omega-3 fatty acid.

•	A Scientific Statement entitled “Diet and Lifestyle Recommendations Revision 2006” published by Dr. A. Lichtenstein and other members of the American Heart Association Nutrition Committee published in July 2006 in Circulation included a recommendation that people with documented heart disease consume approximately one gram of DHA and eicosapentaenoic acid (EPA) per week. They affirm that with appropriate medical advice, use of supplements may be substituted for fish.

•	A commentary published by Dr. P.J. Aggett and other members of the European Society for Pediatric Gastroenterology, Hepatology and Nutrition (ESPGHAN) in May 2006 in the Journal of Pediatric Gastroenterology and Nutrition recommended that preterm infants, if formula fed, receive at hospital discharge a formula containing long-chain polyunsaturated fatty acids (LCPUFA) until at least a post conception age of 40 weeks and possibly up to 52 weeks. Currently, Martek oils are the primary sources of LCPUFA in infant formulas.
MANAGEMENT OUTLOOK
Demand is growing for supplemented formulas around the world, which should ultimately lead to higher revenues for Martek. U.S. sales of fortified infant formula products should continue to grow with increased consumer adoption, product line expansion and growing acceptance by WIC programs (recently up 8 to 48 states). In addition, international sales of supplemented infant formulas are increasing, particularly in Asian markets, where new plant openings have recently been announced by two of our large licensees. Although consumer demand for infant formula containing our oils is growing, our revenues are subject to quarter-to-quarter fluctuations from factors such as our customers’ production timing, including maintenance shutdowns, unplanned equipment downtime and production cycles, as well as our customers’ stocking and destocking of inventories. A combination of these factors will negatively impact Martek’s fourth quarter.
We plan to purchase less ARA from our supplier, DSM, during 2006 than we purchased in 2005 in order to keep ARA inventory levels at targeted amounts. Consequently, ARA purchased in 2006 will have higher unit costs than that purchased in 2005. We expect improvement in ARA unit costs starting in calendar 2007 due to anticipated increased purchases of ARA in 2007 and certain other cost savings. From a gross margin perspective, Martek anticipates a 4% to 5% decline in product margins in the fourth quarter of fiscal 2006 as compared to the third quarter of fiscal 2006 with margins gradually improving beginning in the third quarter of fiscal 2007 as the higher cost ARA material is sold.
For 2007, we aim to improve profitability as compared to fiscal 2006 through a combination of revenue growth and expense management, which should more than offset the negative impact of higher cost ARA.
With respect to the food and beverage market over the next several quarters, we anticipate more announcements of supply agreements with food companies that will position us for increased future sales of our oils. We also expect increased sales in fiscal 2007 of our oils to food, beverage and supplement customers for products developed and launched to promote cognitive function and cardiovascular health. We expect such sales in the food, beverage and supplement markets to begin contributing to overall sales growth during fiscal 2007. Management believes that over the next few years, these non-infant formula sales will continue to expand and could ultimately represent a larger opportunity than infant formula.

PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. We have completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils and now have two fully redundant production facilities.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. We receive approximately one-half of our ARA from each of DSM’s facilities. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of July 31, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have licensed the DSM technology associated with ARA production. Through this license and the overall supply arrangement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have demonstrated the ability to produce limited amounts of ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
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
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a continuous basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand. If market demand subsides due to our inability to meet demand for our products, our customers’ use of competing products or for any other reason, our results could be negatively impacted. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, those licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K/A for the year ended October 31, 2005. See also Notes to Consolidated Financial Statements in this Form 10-Q for discussion of the critical estimates and assumptions used in the calculation of equity-based compensation expenses recorded during the three and nine months ended July 31, 2006.

RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Product sales	$66,322	$35,926	$192,029	$151,871
Contract manufacturing sales	4,036	3,563	11,439	9,938

Total revenues	$70,358	$39,489	$203,468	$161,809

Product sales increased $30.4 million or 85% in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 and increased $40.2 million or 26% in the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005. Substantially all of our product sales in the quarters and nine months ended July 31, 2006 and 2005 relate to the sale of our oils for use in infant formulas, and continued sales increases in both the U.S. and international markets contributed to our revenue growth. Approximately 83% and 84% of our product sales in the quarter and nine months ended July 31, 2006, respectively, was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60% of our sales to infant formula licensees for the nine months ended July 31, 2006 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of July 31, 2006, we estimate that formula supplemented with our oils had penetrated approximately 85% of the U.S. infant formula market. Included in product sales in the three and nine months ended July 31, 2006 were $700,000 and $2.6 million, respectively, in sales of DHA oil to the perinatal market. Also included in product sales in the three and nine months ended July 31, 2006 were $500,000 and $1.0 million, respectively, in sales of DHA oil directly to the food and beverage market. In addition, another $700,000 and $1.9 million of product sales were realized by us in the three and nine months ended July 31, 2006, respectively, for sales to the animal feed market, of which approximately one-half serve to provide DHA-enriched food products to humans, for example, DHA-enriched eggs.
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
Contract manufacturing sales revenues, totaling $4.0 million and $11.4 million in the three and nine months ended July 31, 2006, respectively, and $3.6 million and $9.9 million in the three and nine months ended July 31, 2005, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues increased by $30.9 million or 78% in the quarter ended July 31, 2006 as compared to the quarter ended July 31, 2005 and increased by $41.7 million or 26% in the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Cost of product sales	$37,044	$22,429	$107,987	$91,323
Cost of contract manufacturing sales	3,943	3,261	10,759	8,650
Idle capacity costs	2,888	—	6,313	—

Total cost of revenues	$43,875	$25,690	$125,059	$99,973

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 60% in the three months ended July 31, 2006 from 62% in the three months ended July 31, 2005. The decrease in the comparative three months was due to DHA productivity improvements (2%) and a lower overall cost of ARA (5%) resulting from yield improvements, favorable changes to the U.S. dollar to euro exchange rate and reductions in certain transportation costs. These gross margin improvements were partially offset by idle capacity charges (4%) and lower contract manufacturing margins. Cost of product sales, including idle capacity costs, as a percentage of product sales was unchanged at 60% in both the nine months ended July 31, 2006 and the nine months ended July 31, 2005. The comparative nine month period also included the benefits of DHA productivity improvements (2%) and decreases in ARA costs (1%); however, such gains were fully offset by idle capacity charges (3%). Idle capacity costs were $2.9 million and $6.3 million in the three and nine months ended July 31, 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity and are expected to continue until higher revenue and related production activities are realized. Management believes that it must maintain capacity in excess of its current needs in order to enter into long-term supply agreements with large food and beverage companies, and to achieve our medium-term revenue and market share objectives in the infant formula, perinatal and food and beverage markets.

Cost of contract manufacturing sales, totaling $3.9 million and $10.8 million in the three and nine months ended July 31, 2006, respectively, and $3.3 million and $8.7 million in the three and nine months ended July 31, 2005, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix.
We expect our overall gross profit margin in fiscal 2006 to continue to reflect the benefits of the newly implemented DHA productivity improvements, but we expect these benefits to be more than offset by certain idle capacity period costs and increases to our average per-unit ARA purchase costs. See “Management Outlook” for further discussion.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Research and development	$6,231	$5,309	$17,969	$15,446
Selling, general and administrative	11,328	7,834	31,465	24,086
Other operating expenses	207	1,243	683	6,803

Total operating expenses	$17,766	$14,386	$50,117	$46,335

Research and Development Our research and development costs increased by $900,000 or 17% in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005, respectively, and increased by $2.5 million or 16% in the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005, respectively. The increase is due to additional costs incurred on clinical studies focusing on the cognitive benefits of DHA. Research and development expenses also include $200,000 and $900,000 of non-cash equity-based compensation charges in the three and nine months ended July 31, 2006, respectively. Through our collaboration with a Canadian biotechnology company, we continue to expend amounts on the development of DHA products from plants. If certain milestones are achieved by March 2007 in connection with this collaboration, which would indicate significant progress in our development efforts, we would be required to make and expense a milestone payment of up to $1.5 million. See “Liquidity and Capital Resources” for further discussion.
Selling, General and Administrative Our selling, general and administrative costs increased by $3.5 million or 45% in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005, respectively, and increased by $7.4 million or 31% in the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005, respectively. The increase was due to higher employee compensation costs, including accruals for year end performance incentives and an expansion of our sales and marketing staff, (increases of $1.9 million and $4.1 million in the comparative three and nine months, respectively) and legal costs (increases of $200,000 and $600,000 in the comparative three and nine months, respectively). Selling, general and administrative expenses also include $500,000 and $1.8 million of non-cash equity-based compensation charges in the three and nine months ended July 31, 2006, respectively.
Other Operating Expenses We incurred other operating expenses of $200,000 and $700,000 in the three and nine months ended July 31, 2006, respectively, and $1.2 million and $6.8 million in the three and nine months ended July 31, 2005, respectively. These costs were significantly lower in the three and nine months ended July 31, 2006 as production start-up costs incurred by us have greatly diminished as a result of the completion in late 2005 of the Kingstree facility expansion.
Interest and Other Income, Net
Interest and other income, net, decreased by $100,000 in the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 and increased by $100,000 in the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense totaled $700,000 and $2.4 million in the three and nine months ended July 31, 2006, respectively, an increase of $700,000 and $2.2 million as compared to the three and nine months ended July 31, 2005, respectively, as capitalization of interest costs has largely ceased with the completion of the Kingstree expansion. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision (Benefit)
The non-cash provision for income taxes totaled $3.0 million and $9.9 million in the three and nine months ended July 31, 2006, respectively. The non-cash income tax benefit totaled $100,000 in the three months ended July 31, 2005, and the provision for income taxes totaled $6.0 million in the nine months ended July 31, 2005. The income tax provision (benefit) has been recorded based upon our estimated effective tax rate for the respective fiscal years.
As of October 31, 2005, we had net operating loss carryforwards for Federal income tax purposes of approximately $200 million. Approximately $2 million of this amount will expire, if unused, by the end of fiscal 2008 with the remainder expiring through fiscal 2025.

Section 382 of the Internal Revenue Code limits the utilization of net operating losses when ownership changes, as defined by that section, occur. The Company has reviewed its ownership change position pursuant to Section 382 and has determined that the utilization of certain of its net operating loss carryforwards may be limited. Due to the length of time prior to the potential utilization and the uncertainty of having sufficient taxable income in those periods, the Company believes it is not more likely than not that certain of these assets will be realized. As such, these net operating loss carryforwards continue to be fully reserved through a valuation allowance as of July 31, 2006.
Net Income (Loss)
As a result of the foregoing, net income was $5.3 million in the three months ended July 31, 2006 as compared to net loss of $100,000 in the three months ended July 31, 2005, and net income was $17.2 million in the nine months ended July 31, 2006 as compared to net income of $10.4 million in the nine months ended July 31, 2005.
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
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income for the three months ended July 31, 2006 were $700,000 and $500,000 lower, respectively, and for the nine months ended July 31, 2006 were $2.7 million and $1.7 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended July 31, 2006 were each $0.01 lower and for the nine months ended July 31, 2006 were each $0.05 lower than if the Company had continued to account for equity-based compensation under APB 25. As of July 31, 2006, there was $3.2 million of total unrecognized compensation cost related to unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
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
RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will be effective for the fiscal year beginning November 1, 2007. We are currently assessing the effect of adopting FIN 48 on our consolidated financial position and results of operations.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At July 31, 2006, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $24.0 million as well as the $102 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $9.4 million from October 31, 2005. This decrease was due primarily to repayment of borrowings under our revolving credit facility, partially offset by positive operating cash flows.

With the completion of our expansion in Kingstree in the prior fiscal year, we expect that capital expenditures over the next twelve months will not exceed $15 million. Interest incurred on borrowings has been capitalized to the extent that the borrowings were used to cover the balance of projects under construction. In the three and nine months ended July 31, 2006, we incurred interest on borrowings of approximately $800,000 and $2.9 million and recorded amortization of related debt fees of approximately $40,000 and $100,000, respectively, of which, in total, $100,000 and $600,000 were capitalized, respectively.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at July 31, 2006.
The following table sets forth our future minimum payments under contractual obligations at July 31, 2006:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$11,665	$1,169	$9,272	$397	$827
Borrowings under revolving credit facility	33,000	—	—	33,000	—
Operating and capital lease obligations (2)	13,378	3,683	7,287	2,056	352
Unconditional purchase obligations (3)	43,049	5,477	37,572	—	—

Total contractual cash obligations	$101,092	$10,329	$54,131	$35,453	$1,179

(1)	Minimum payments above include interest and principal due under these notes.

(2)	In August 2006, we entered into an agreement to repurchase for $10.9 million certain production equipment at our Kingstree facility that is currently subject to an operating lease as part of the sale-leaseback transactions in October and December 2004. Repurchase in November 2006 is planned, and upon repurchase, future minimum lease payments of $8.0 million, currently included herein, will be eliminated.

(3)	Primarily includes future inventory purchases from DSM pursuant to the guarantee described below in “Off-Balance Sheet Arrangements.”
In September 2005, we entered into a $135 million secured revolving credit facility that amended and expanded our existing $100 million credit facility. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.8% and 6.2% for the three and nine months ended July 31, 2006, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.1% and 0.2% for the three and nine months ended July 31, 2006, respectively. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of July 31, 2006, we were in compliance with all of these debt covenants and had outstanding borrowings of $33 million under the revolving credit facility.
In October and December 2004, we entered into operating leases for equipment at our Kingstree facility as part of sale-leaseback transactions. The equipment subject to lease was sold at its aggregate cost basis and fair value of $14.9 million and simultaneously leased back to us. The leases expire in October 2009 and contain the same restrictions as our revolving credit facility. As noted in the above table, repurchase of such equipment is planned for November 2006.
In December 2003, we executed a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In addition to reimbursement of expenses incurred by the co-collaborator, we are contingently liable for milestone payments upon achievement of certain scientific results. As of July 31, 2006, a milestone payment of up to $1.5 million would be paid to our co-collaborator if the milestone related to the current phase of the project is achieved by March 2007. Due to the inherent uncertainty of the achievement of this milestone within the required timeframe, we have not recorded a liability associated with this milestone or included it in the table above.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $24.0 million on-hand at July 31, 2006, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	the cost and extent of capital expenditures at our manufacturing facilities;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with our defense against a putative securities class action and other lawsuits;

•	the costs of merger and acquisition activity; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $13.4 million over the remaining lease terms, which expire through 2011. Included in these aggregate rentals are amounts related to certain equipment leases, for which we are contingently liable for a residual value guarantee of approximately $2.3 million.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of July 31, 2006, the guarantee amount has been reduced to approximately $31 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
Purchases of ARA from DSM’s plant in Capua, Italy are denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products between 1% and 2%. Our exposure to these currency fluctuations has decreased with DSM now producing one-half of its ARA in the U.S. at its Belvidere, New Jersey facility. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At July 31, 2006, we had unrealized gains on such hedge instruments totaling $400,000, net of income tax provision.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity and finance our manufacturing facility expansion. Based on our variable-rate debt outstanding at July 31, 2006, a 1% change in LIBOR would change annual interest by approximately $300,000. At July 31, 2006, the carrying amounts of debt approximate fair value.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended July 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers. Since then, several other putative class action lawsuits making similar allegations were filed against us and certain of our officers in the United States District Court of Maryland. The Court entered orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. We filed a motion to dismiss the consolidated complaint on February 3, 2006, and a hearing before the Court on this motion was held on May 22, 2006. On June 14, 2006, the Court denied our motion to dismiss and on July 25, 2006, the Court entered a scheduling order for further proceedings in the case. Discovery has commenced and is anticipated to continue into 2008.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before the second half of 2007. Claim one of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2007 or 2008.
With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF have now filed responses to our appeal. The hearing before the Appeal Division of the EPO has been scheduled for early February 2007.
An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before late 2007.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova was accused of infringing at that time to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents, but the parties reached an agreement to limit the counterclaims to the patents involved in the suit at the time of the agreement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his written decision in December 2005. As a result of this decision by the judge, Martek has decided to limit the number of patents that it is accusing Nutrinova of infringing to three. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in 2007. Lonza has also been added to this lawsuit.

With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek intends to appeal, during which time the patent would remain in full force and effect. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006, and a decision is expected by the end of 2006.
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
Refer to our Annual Report on Form 10-K/A for the year ended October 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended January 31, 2006 and April 30, 2006 for a discussion of other legal proceedings.

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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 84% of our product sales revenue during the nine months ended July 31, 2006 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products declines, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience significant fluctuations in our quarter-to-quarter revenues.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products.
Our success depends upon achieving and maintaining a superior competitive position in the infant formula and adult nutritional product markets. Many potential competitors, which include companies such as BASF AG, Ocean Nutrition, DSM, Cargill Inc., Suntory Limited, Celanese Corporation, Archer Daniels Midland Company, Lonza Group LTD and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at this time regarding Ross’ generally recognized as safe notification While Ross Products has not announced any introduction of its oils into infant formula, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals is currently selling Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. We expect additional studies to expand the approved indications for Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has been actively marketing its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
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
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis has appealed the decision to the Appeal Board of the EPO. The appeal process is not expected to be completed before the second half of 2007. Claim one of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2007 or 2008. Further, in order to broaden the scope of protection, Martek has pending patent applications and intends to pursue new patent applications which would be based on the existing patent. If the patent in the narrower form approved by the Opposition Division is ultimately upheld and certain pending and new related patent applications are not granted with the desired claim scope, it is likely that Martek’s European intellectual property position with respect to ARA would not afford much competitive protection.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF have now filed responses to our appeal. The hearing before the Appeal Division of the EPO has been scheduled for early February 2007.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA–containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before late 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG alleging infringement of two of our U.S. patents. Celanese Ventures GmbH and Celanese AG have been dropped from the lawsuit. We have added an additional three patents to the suit, bringing the total number that Nutrinova was accused of infringing at that time to five patents. The lawsuit alleges that Nutrinova has been making, using, offering to sell, selling and/or importing into the United States DHA that infringes the patents. In October 2003, Nutrinova filed counterclaims alleging inequitable conduct and invalidity, unenforceability and/or noninfringement of 19 of our U.S. patents, but the parties reached an agreement to limit the counterclaims to the patents involved in the suit at the time of the agreement. A scheduling hearing in the case was held in January 2005, and the trial is scheduled for October 2006. In July 2005, the court granted Martek’s motion to add as a defendant in the case a company that is a U.S. customer for Nutrinova’s DHA, and in January 2006, Martek settled its dispute with this defendant on terms favorable to Martek. A hearing before the court on the meaning and scope of the patent claims in dispute was held in late November 2005, and the judge issued his written decision in December 2005. As a result of this decision by the judge, Martek has decided to limit the number of patents that it is accusing Nutrinova of infringing to three. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in 2007. Lonza has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek intends to appeal, during which time the patent would remain in full force and effect. Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006, and a decision is expected by the end of 2006.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils. Specifically, the revocation of our European DHA patent, ARA patent or blended oils patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages.
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
If clinical trials do not continue to yield positive results on the benefits of DHA on cognitive function, cardiovascular health or other health applications, our future revenues may be limited in the food and beverage and the dietary supplement markets.
During the nine months ended July 31, 2006 and 2005, approximately 5% and 6% of our product sales revenues, respectively, came from sales of our nutritional oils for uses outside of infant formula. Investigators at universities and at other research centers, such as the National Institutes of Health, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA, our future revenues in these markets may be limited.

If our oils are unable to be used in organic food and beverage products, the opportunity for sales of our oils into the food and beverage market will be limited to non-organic products.
As passed by Congress, the Organic Foods Production Act of 1990 required the U.S. Department of Agriculture (“USDA”) to develop national standards for organically produced agricultural products to assure consumers that agricultural products marketed as organic meet consistent, uniform standards. Accordingly, the USDA has put in place a set of national standards (the “National Organic Program” or “NOP”) that food labeled “organic” must meet, whether it is grown in the United States or imported from other countries. Under the NOP regulations, only a USDA-accredited certifying agent may make the determination that a food product may be labeled as organic. Martek is not a USDA-accredited certifying agent.
Some of our customers have obtained organic certification for certain products which contain our oils, and these products are currently being sold to consumers. However, we are aware that not all USDA-accredited certifying agents believe that Martek’s oils are acceptable for use in organic products, and, as such, the success of our customers in obtaining organic certification for products containing our oils may vary. Furthermore, the NOP regulations are subject to change and interpretation, and as such there can be no guarantee that our oils will always be acceptable for use in organic products. Although organic food sales accounted for only 2.5% of the total U.S. food sales in 2005, we believe that interest from food manufacturers in producing and selling organic products is growing significantly, and therefore, if our oils are unable to be used in such products, our sales opportunity in the food and beverage market may be adversely impacted.
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
We have entered into an agreement with a third-party manufacturer, DSM, to supply ARA out of its plants in Capua, Italy and Belvidere, New Jersey. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.

If DSM fails to supply us with required amounts of ARA under our agreement, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA at one or both of our plants, which may be more costly and would also reduce our DHA oil production capacity, or enter into other third-party manufacturer supply agreements, which we may not be able to do in a timely manner. Furthermore, due to certain contractual provisions, if our demand for ARA falls short of DSM’s supply capability, this excess capacity by our supplier will result in higher unit-based ARA costs to us. If we are unable to purchase or produce sufficient and/or cost-effective quantities of ARA, our future results of operations and/or financial position may be adversely affected.
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
Experts differ in their opinions on the importance of DHA and/or ARA in infant formula and the levels of DHA and/or ARA required to achieve health benefits for babies. Some experts feel that they are not necessary ingredients for infant development and that supplemented formulas will remain a premium product and never gain widespread acceptance worldwide. If clinical trials do not continue to yield positive results, certain favorable regulatory guidelines are not enacted or current favorable regulatory guidelines are amended, our future revenues in the infant formula market may be limited.
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
Furthermore, a failure by one or more regulatory authorities to enact or maintain guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products could result in lower-potency formula products in specific affected countries which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula which permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries.
Food Standards Australia New Zealand (“FSANZ”) has received an application from the Infant Formula Manufacturers Association of Australia and the New Zealand Infant Formula Marketer’s Association seeking to amend the regulations for infant and follow-on formula. The application requests removal of the requirement for formula to contain long-chain omega-6 fatty acids and omega-3 fatty acids in a ratio of approximately two when these products are added to formula. On May 31, 2006, FSANZ asked for comments on the application from outside groups to be submitted by August 11, 2006. FSANZ has stated that there are two options available for this application. One, maintain the status quo or, two, amend the regulation by removing the requirement for infant formula to contain omega-6 and omega-3 long-chain fatty acids in a ratio of approximately two, when long-chain fatty acids are added to these products. We submitted a statement supporting the status quo. The agency has taken no further action at this time.
We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need significant additional capital to expand our production capacity if market demand for our products continues to grow.
As of July 31, 2006, we had approximately $24 million in cash, cash equivalents and short-term investments as well as $102 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; (c) whether or not we enter into collaborations with third parties to produce our nutritional oils; and (d) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending July 31, 2006, our common stock traded between $52.48 and $21.70 per share. During the fifty-two week period ending July 31, 2005, our common stock traded between $70.50 and $32.00 per share. The following are examples of items that may significantly impact the market price for our common stock:
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
The market liquidity for our stock is relatively low. As of July 31, 2006, we had 32,153,382 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending July 31, 2006 was approximately 800,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of July 31, 2006, we had 32,153,382 shares of common stock outstanding and stock options outstanding to purchase an aggregate of approximately 3.7 million shares of common stock. Of these options, approximately 3.4 million were exercisable at September 6, 2006. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
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
Our business exposes us to potential product liability claims and recalls, which could adversely impact our financial condition or performance.
Our development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. In addition, as only a small amount of our oils resides in our customers’ end product, a recall of our oils could impact a much larger recall of our customers’ end products. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability and recall insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost, a product liablity claim or recall could adversely impact our financial condition. Furthermore, if a product liability claim is made against us or if there is a product recall, whether fully covered by insurance or not, our future sales could be adversely impacted due to, among other things, an inability to effectively market our products.
Our opportunity in the U.S. infant formula market may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program or if the eligibility requirements for participating in the program are made more restrictive.
We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infant and Children (“WIC”)-funded sales. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Currently, WIC programs in 48 states offer or will soon offer term infant formula supplemented with our oils and WIC programs in all 50 states and the District of Columbia have adopted certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive, or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited.
Our manufacturing process involves the handling of hazardous materials and emission of regulated waste. If we fail to properly handle these hazardous materials and/ or waste emissions, substantial costs and harm to our business could result.
In connection with our research and manufacturing activities, we utilize some hazardous materials and emit regulated waste. We are subject to federal, state and local laws and regulations governing the use, storage, handling and management of hazardous materials and waste products. The cost of compliance with these laws and regulations could be significant, and our ability to comply is somewhat dependent upon raw materials produced by others, over whom we have little or no control.

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
Our purchases of ARA from DSM’s Capua, Italy plant are denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 12.9 million euros at July 31, 2006. The terms of these contracts are from 30 to 120 days.
We are a defendant in a putative class action lawsuit which, if determined adversely, could have a material adverse affect on us.
We, our Chairman and former Chief Executive Officer and our Chief Financial Officer were named as defendants in putative class action lawsuits filed in the United States District Court for the District of Maryland. The District Court consolidated these lawsuits into one action. The consolidated complaint generally seeks recovery of unspecified damages for persons who purchased our shares during the period from December 9, 2004 through April 27, 2005. The complaint asserts claims under federal securities laws arising from statements made in or omitted from our registration statement for our January 2005 public offering and several public statements made by the defendants during the purported class period, and alleges that we and the individually named defendants made materially false and misleading public statements and failed to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, concerning our business and prospects.
We are vigorously defending against the plaintiffs’ claims. At this stage, management is unable to predict the outcome or its ultimate effect, if any, on our financial condition. We expect that the costs and expenses related to this litigation could be significant. Although we have director and officer liability insurance policies (which, subject to the terms and conditions thereof, also provide “entity coverage” for us for this litigation) in place, we are responsible for certain costs and expenses relating to the lawsuits. Also, a judgment in or settlement of this action could exceed our insurance coverage. If we are not successful in defending this action, our business and financial condition could be adversely affected. In addition, whether or not we are successful, the defense of this action will divert the attention of our management and other resources that would otherwise be engaged in running our business.

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
MARTEK BIOSCIENCES CORPORATION
(Registrant)
Date: September 11, 2006	/s/ Peter L. Buzy
Peter L. Buzy, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)