Form 10-K
period 2006-10-31
MARTEK BIOSCIENCES CORP
filed 2007-01-16
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 0-22354
MARTEK BIOSCIENCES CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-1399362 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
6480 DOBBIN ROAD, COLUMBIA, MARYLAND 21045
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 740-0081
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS:	NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $.10 Par Value	The NASDAQ Stock Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 28, 2006 was $805,834,927, based on the closing price of the Common Stock on the NASDAQ National Market on April 28, 2006.
The number of shares of Common Stock outstanding as of January 9, 2007 was 32,194,628.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant’s 2006 fiscal year) are incorporated by reference into Part III of this Report.

MARTEK BIOSCIENCES CORPORATION
FORM 10-K
For The Fiscal Year Ended October 31, 2006

PART I
The information in this Form 10-K for Martek Biosciences Corporation (“Martek”, “we”, or the “Company”) contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as those discussed elsewhere in this Form 10-K, including in Item 1A. Risk Factors.

ITEM 1.	BUSINESS.
OVERVIEW
Martek Biosciences Corporation is a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. The Company produces life’sDHA™, a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, perinatal products, foods and beverages and dietary supplements, and ARA (arachidonic acid), an omega-6 fatty acid, for use in infant formula.
NUTRITIONAL PRODUCTS
We have developed production methods and intellectual property for two important fatty acids. These fatty acids are DHA and ARA. We sell oils containing these fatty acids under the names DHASCO®, life’sDHA™, Neuromins® and ARASCO®. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease and dementia. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks. We are targeting the infant formula, perinatal, food and beverage and dietary supplement markets for sales of our nutritional oils.
An adult may obtain DHA via a limited number of foods such as fish, eggs or organ meats. ARA may be obtained from foods such as red meats, fish and eggs. A pregnant mother passes DHA and ARA through the placenta to the fetus and a lactating mother passes DHA and ARA to an infant through breast milk. Several international scientific and health agencies have made recommendations for DHA and ARA consumption for infants and for DHA intake for pregnant and nursing women. While there are currently no universally recognized guidelines for daily consumption of DHA by adults, a workshop sponsored by various groups, including the International Society for the Study of Fatty Acids and Lipids, recommended that adults consume at least 220 mg of DHA daily. In addition, the Institute of Medicine in its 2005 report of Recommended Dietary Intakes has suggested that an appropriate level of DHA intake is 160 mg of DHA per day. The U.S. Department of Health and Human Services indicated that dietary consumption of DHA is well below these levels. We believe that greater recognition of this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. Recommendations for ARA consumption by adults have not been put forth and may not be necessary as adequate amounts of ARA are likely consumed in the typical adult diet.
Investigators at the National Institutes of Health (“NIH”) and other research centers have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia as well as other neurological and visual disorders. We sponsor and participate with others in research to determine the benefit of DHA supplementation on cardiovascular health, Alzheimer’s disease and dementia. Additionally, there are ongoing studies using Martek oils on the benefits of DHA supplementation during pregnancy and nursing to assess the outcomes on both mother and child.
In May 2001, the Food and Drug Administration (“FDA”) completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first product introduction in February 2002, supplemented infant formulas manufactured by four of our licensees have been sold in the United States: Mead Johnson Nutritionals under the Enfamil®LIPIL® brand; the Ross Products Division of Abbott Laboratories under its Similac® ADVANCE® brand; Nestle under its Good Start® Supreme DHA & ARA and NAN® DHA & ARA brands; and PBM Products Inc. under the brand Bright Beginnings™ and under private label brands, including Wal-Mart Parent’s Choice™. These supplemented infant formulas include term, preterm, soy-based, specialty and toddler products. As of October 31, 2006, we estimate that formula supplemented with our oils had penetrated approximately 85% of the U.S. infant formula market.
We have entered into license agreements with 24 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Currently, WIC programs in 48 states and the District of Columbia offer term infant formula supplemented with our oils and WIC programs in all 50 states and the District of Columbia have adopted certain specialty infant formula products supplemented with our oils. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees sell term infant formula products containing our oils collectively in over 30 countries and preterm infant formula products containing our oils collectively in over 60 countries around the world. Preterm infant formula products comprise less than 3% of the total infant formula market worldwide. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to two years as well as pregnant and nursing women.
Martek holds patents on certain separate and distinct DHA technology, which we refer to as DHA-S, that is derived from a different algal strain than our DHA authorized for addition to infant formula. We have received authorization from both the European Commission and the Australia New Zealand Food Authority for the use of DHA-S oil as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. We have also received a favorable review by the FDA of our GRAS notification for the use of DHA-S in food and beverage applications in the U.S. and have received similar approvals in Canada.
We are currently selling DHA-S products into the dietary supplement, food and beverage and animal feed markets domestically and internationally. Furthermore, we have recently signed DHA license and supply agreements with several large food and beverage companies and anticipate product launches from certain of these companies during fiscal 2007.
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
FLUORESCENT DETECTION PRODUCTS
We have also developed fluorescent detection products from algae that connect fluorescent algal proteins to antibodies. Because the compound itself cannot be seen, the connected antibodies (with their algal fluors) then attach to a compound of interest to tag or mark that compound. Compound detection is then made or not made based on whether the fluor is seen. These products have potential applications in automated biological screening to find new compounds or reduce drug discovery time. Our products bring greater speed, sensitivity and simplicity to existing tests and applications.
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
DHA is the predominant omega-3 fatty acid in the brain and retina of the eye and is a key component of heart tissue in humans and other mammals. Both DHA and ARA are important for infant brain and eye development which occurs primarily in the last trimester in-utero, and continues throughout the first few years of life. During pregnancy, DHA and ARA are actively transported from the mother to the fetus via the placenta. Following birth, the infant receives these fatty acids from either breast milk (which always contains DHA and ARA) or infant formula supplemented with DHA and ARA. All humans, including infants, can synthesize DHA from a precursor fatty acid, alpha-linolenic acid (“ALA”). However, the synthesis of DHA from ALA is inefficient and inconsistent. With DHA supplemented infant formula, formula-fed infants have blood and tissue levels of DHA that are similar to those of breastfed infants. DHA and ARA supplementation is especially important for premature infants who failed to complete the last trimester of pregnancy in utero. Studies of infant formulas containing our oils show that blood and tissue levels of DHA and ARA in formula-fed infants equal that of breastfed infants. DHA and ARA were added to U.S. infant formulas beginning in 2002, and Martek’s DHA and ARA continue to be the only DHA and ARA included in infant formula in the U.S.
Fish oils can also be used for DHA supplementation in infant formula. However, we believe that for a number of reasons our DHA oil is more desirable for infant formula applications than fish oil or other sources of DHA. Our oils are derived from a vegetarian source and are grown under tightly controlled conditions. As a result, Martek oils do not contain contaminants such as methylmercury, polychlorinated biphenyls (“PCBs”) and dioxins that may be found in fish oil. Our oils do not contain significant quantities of eicosapentaenoic acid (“EPA”), an omega-3 fatty acid found in fish which is not appropriate for consumption by infants in high levels. Both algal and fish oils are in the form of easily digestible triglycerides similar to the major form found in breast milk. Martek oils have the benefit, however, of higher oxidative stability and longer shelf life than does fish oil. A study on premature infants conducted by Dr. M. T. Clandinin and others published in April 2005 in The Journal of Pediatrics directly compared infant formula supplemented with DHA from Martek oils to a formula supplemented with DHA from fish oil . Both formulas also contained ARA. The results showed that the formula supplemented with DHA from Martek oil was superior to the formula supplemented with DHA from fish oil in supporting growth in the manner most similar to that of breastfed infants at 18 months of age.

Although not all experts agree on the essentiality of DHA and ARA for infants, the following recent examples show the benefits of including DHA and ARA in the infant diet:
•	A study conducted by Dr. N. Pastor and others published in November 2006 in Clinical Pediatrics found that infants fed a formula containing 17 mg DHA and 34 mg ARA per 100 kcal had fewer episodes of bronchiolitis and bronchitis at ages 5, 7, and 9 months compared to infants receiving control formula not containing these added long-chain polyunsaturated fatty acids.

•	A study conducted by Dr. C. Agostoni and others published in March 2006 in Developmental Medicine & Child Neurology found that in children with the rare genetic disorder phenylketonuria (PKU), the addition of DHA in formula was associated with improved visual scores. This study used Martek’s oils.

•	A study conducted by Dr. S. Hart and others published in August 2005 in the Journal of Pediatric Psychology revealed a positive correlation between DHA levels in breast milk and newborn neurobehavioral function. The study analyzed the DHA content of breast milk collected from 20 breastfeeding mothers nine days after delivery. At the same time, their infants were tested for neurobehavioral functioning using the Brazelton Neonatal Behavioral Assessment Scale (NBAS), a commonly used behavioral test. Analysis revealed a positive correlation between DHA levels in the mother’s breast milk and the child’s NBAS score.

•	A study conducted by Dr. E. Birch and others published in April 2005 in the American Journal of Clinical Nutrition found that DHA and ARA supplementation of term infant formula during the first year of life resulted in improved visual function in 12-month old infants compared to those without supplementation. This study used Martek’s oils.

•	A summary of four randomized control trials conducted by Dr. S. Morale and others published in February 2005 in Early Human Development showed a continued benefit to visual development as the result of DHA and ARA supplementation in formula-fed infants throughout the first year of life.

•	A study conducted by Dr. D. Hoffman and others published in the June 2003 issue of The Journal of Pediatrics reported that infants who were breast-fed from birth to between four and six months of age and then weaned onto formula supplemented with DHA and ARA experienced significantly improved visual development at one year of age compared to infants who were breast-fed and then weaned onto formula without DHA and ARA. This study used Martek’s oils.

•	A study conducted by Dr. E. Birch and others published in March 2002 in the American Journal of Clinical Nutrition found that infants who were breast-fed for six weeks and then weaned to DHA and ARA supplemented infant formula had significantly better visual acuity at 17, 26 and 52 weeks of age and significantly better stereoacuity at 17 weeks of age than infants who were weaned to non-supplemented formula. This study used Martek’s oils.
DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by several expert panels, including: the United Nations Food and Agricultural Organization and the World Health Organization (“FAO/WHO”); International Society for the Study of Fatty Acids and Lipids sponsored workshop panel; an expert panel sponsored by the Child Health Foundation; and the British Nutrition Foundation (“BNF”). Recent additions to expert groups making recommendations regarding the addition of DHA and ARA to infant formula include:
•	Global Standard for the Composition of Infant Formula: Recommendations of an ESPGHAN Coordinated International Expert Group, authored by B. Koletzko and others published in Journal of Pediatric Gastroenterology and Nutrition in November 2005, and

•	Feeding Preterm Infants After Hospital Discharge: A Commentary by the ESPGHAN Committee on Nutrition, authored by P. Aggett and others published in Journal of Pediatric Gastroenterology and Nutrition in May 2006.
Our infant formula licensees are now selling term infant formula products containing our oils collectively in over 30 countries and preterm infant formula products containing our oils collectively in over 60 countries around the world. Preterm infant formula products comprise less than 3% of the total infant formula market worldwide. Supplemented infant formulas manufactured by four of our licensees are currently being sold in the United States. Our sales of nutritional oils for infant formula were approximately $240.5 million, $189.1 million and $161.3 million in fiscal 2006, 2005 and 2004, respectively. Mead Johnson Nutritionals accounted for approximately 45%, 49% and 55% of our total product sales in fiscal 2006, 2005 and 2004, respectively. Abbott Laboratories accounted for approximately 16%, 17% and 16% of our total product sales in fiscal 2006, 2005 and 2004, respectively. Nestle accounted for approximately 12%, 11% and 8% of our total product sales in fiscal 2006, 2005 and 2004, respectively. Wyeth accounted for approximately 10%, 11% and 11% of our total product sales in fiscal 2006, 2005 and 2004, respectively. In addition, due to the success of fortified infant formula, several of our licensees are selling extension products containing our oils beyond infant formula that are targeted for children ages nine months to two years of age.
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
Supplementation of breastfeeding mothers with DHA has shown to increase the level of DHA found in breast milk. Recent studies show benefits for breastfed infants of DHA-supplemented mothers:
•	A study conducted by Dr. C. Jensen and others published in July 2005 in the American Journal of Clinical Nutrition noted that infants of mothers who supplemented with life’sDHA™ while breastfeeding had improved psychomotor skills at 2 1/2 years of age. The study involved 227 breastfeeding mothers who were given a 200 mg capsule of life’sDHA™ or placebo daily for 4 months beginning 5 days after delivery and revealed that children of DHA-supplemented mothers scored significantly higher on the Bayley Psychomotor Development Index (PDI), when compared to the children of the non-supplemented breastfeeding mothers. The study also confirmed that DHA supplementation while breastfeeding effectively increases DHA levels in the mother’s milk as it noted that the mothers supplemented with DHA had 75% more DHA in their breast milk than the control group and their infants had 35% higher DHA blood levels than the control group infants. This study was partially funded by Martek.

•	A statistical analysis of many previously reported studies was conducted by Dr. J. Cohen and others. This analysis, published in November 2005 in the American Journal of Preventive Medicine, described a risk/ benefit associated with the prenatal intake of DHA on infant cognitive development. The analysis showed that an increase to maternal DHA intake yielded modest improvement in child IQ.

•	A study conducted by Dr. I. Helland and others published in January 2003 in Pediatrics found that mothers who supplemented their diet with fatty acids rich in DHA during pregnancy and nursing gave birth to children who scored higher on standardized intelligence and achievement tests at four years of age than those whose mothers supplemented with fatty acids that do not contain DHA. According to the study, data demonstrated that children born to mothers who had taken cod liver oil, which is rich in DHA and other omega-3 fatty acids, during pregnancy and nursing scored significantly higher (approximately 4.1 points) on the Mental Processing Composite of the K-ABC test as compared to children whose mothers had received corn oil.

•	A study conducted by Dr. C. Smuts and others published in March 2003 in Obstetrics and Gynecology found that expectant mothers at risk for preterm birth, who increased their dietary intake of DHA during the last trimester of pregnancy through DHA enriched eggs, increased their length of gestation by six days compared to mothers who received regular eggs during late pregnancy. These researchers also published in the July/August 2004 issue of Child Development their study results showing that infants whose mothers had high DHA levels at birth had improved attention skills at 18 months of age.
Additional research is underway to further evaluate DHA supplementation during pregnancy and nursing. We are currently providing DHA supplements to several researchers who are evaluating potential benefits of maternal DHA supplementation during pregnancy and nursing on pregnancy outcomes and infant development.
Mead Johnson Nutritionals is selling a product in the United States, Expecta™LIPIL®, which contains our DHA oil and targets pregnant and nursing women. Sciele Pharma, Inc. is selling a prescription prenatal supplement OptiNate™ containing life’sDHA™; Mission Pharmacal is selling a prescription prenatal supplement Citracal® Prenatal + DHA containing life’sDHA™; Vincent Foods, LLC is selling Oh Mama! nutrition bars containing life’sDHA™; and NutraBella is selling Bellybar™ nutrition bars containing life’sDHA™, all of which also target pregnant and nursing women.
Cognitive Function, Cardiovascular Health and Other Human Applications
Investigators at universities around the world and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. We, as well as others, are supporting studies to further investigate the potential benefit of DHA supplementation on cardiovascular health, and we, as well as others, including NIH, are conducting research regarding the impact of DHA supplementation on certain visual and neurological disorders.
DHA and cognitive function— Discussed below are the findings of several recently published studies that highlight the benefits of DHA on the risk of Alzheimer’s disease and age-related dementia.
•	A study published by Dr. E. Schaefer and others in the Archives of Neurology in November 2006 investigated the relationship of blood DHA levels and the development of dementia in a prospective follow-up study of the participants in the Framingham Heart Study. The results of the study noted that subjects with the highest levels of plasma DHA (top 20%) had a significant reduction in the risk of developing dementia from all causes. The study was partially funded by Martek.

•	A scientific review on DHA performed by Dr. J. Marszalek and Dr. H. Lodish published in June 2005 in Annual Review of Cell and Developmental Biology suggests the significant role that DHA plays in the maintenance of normal neurological function.

•	The results of an in vitro study conducted by Dr. W. Lukiw and others published in October 2005 in the Journal of Clinical Investigation suggest that DHA intake could benefit people with Alzheimer’s disease by lowering the accumulation of amyloid-B peptides, which are associated with brain aging and Alzheimer’s.

•	The results of an in vitro study conducted by Dr. S. Florent and others published in November 2005 in the Journal of Neurochemistry notes that DHA enrichment likely induces changes in neuronal membrane properties that may assist in the prevention of Alzheimer’s disease and other neurodegenerative diseases.

•	In September 2004, the results of an animal study conducted by the Dr. F. Calon and others and the UCLA School of Medicine and published in the journal Neuron noted the effects of Martek’s DHA on the advancement of Alzheimer’s disease in laboratory mice. The study found that a diet rich in DHA significantly lessened the memory loss and cell damage associated with Alzheimer’s disease in laboratory mice. This laboratory extended these findings during 2005 with additional data. In vitro research conducted by Dr. N. Bazan and published in 2005 in Molecular Neurobiology detected a metabolite of DHA that appears to have a protective role in neural cell survival and Alzheimer’s disease.

•	In July 2003, the results of a study conducted by Dr. M.C. Morris and others published in the Archives of Neurology indicated that weekly consumption of fish and dietary intake of DHA, but not other omega-3 fatty acids, are associated with a reduced risk of Alzheimer’s disease by up to 60 percent. The study examined whether fish consumption and the associated intakes of omega-3 fatty acids would afford a protective effect against Alzheimer’s disease. A total of 815 subjects, aged 65 to 94, who were initially unaffected by Alzheimer’s disease, participated in the study and were followed for an average of 3.9 years for the development of Alzheimer’s disease. The study showed that in those individuals consuming the highest amounts of dietary DHA, the risk of developing Alzheimer’s disease was reduced by up to 60 percent. The risk of developing Alzheimer’s disease was not correlated with EPA consumption.
In 2005, the Agency for Healthcare Research and Quality (“AHRQ”) of the United States Department of Health and Human Services issued a report on the effects of omega-3 fatty acids on cognitive function with respect to persons experiencing aging, dementia and neurological diseases. They stated “Total omega3 FA [omega-3 fatty acid] consumption and consumption of DHA (but not ALA or EPA) were associated with a significant reduction in the incidence of Alzheimer’s.” Additional research is needed to evaluate the role, if any, of DHA supplementation in reducing the risk of developing these diseases.
DHA and cardiovascular health— Discussed below are the findings of several recently published studies that highlight the benefits of DHA on cardiovascular health while, in some cases, cautioning people of the potential risks associated with the intake of certain fish.
•	A study published by Dr. A. Erkkilä and others in the Journal of Lipid Research in September 2006 noted an important relationship between plasma DHA levels and the reduced progression of cardiac disease. Specifically, women whose DHA levels were above the median at enrollment had slower progression of coronary artery stenosis over a three-year period. This effect was not seen with the other omega-3 fatty acids, ALA or EPA.

•	A review conducted by Dr. C. Wang and others published in July 2006 in The American Journal of Clinical Nutrition stated that evidence suggests that increased consumption of long-chain omega-3 fatty acids, but not alpha-linolenic acid, reduces all cause mortality, cardiac and sudden death, and possibly stroke. life’sDHA™ is a long-chain omega-3 fatty acid.

•	A Scientific Statement entitled “Diet and Lifestyle Recommendations Revision 2006” published by Dr. A. Lichtenstein and other members of the American Heart Association Nutrition Committee published in July 2006 in Circulation included a recommendation that people with documented heart disease consume approximately one gram of DHA and eicosapentaenoic acid (EPA) per week. They affirm that with appropriate medical advice, use of supplements may be substituted for fish.

•	The results of a study conducted by Dr. K. Maki and others and published in the Journal of the American College of Nutrition in June 2005 demonstrated that life’sDHA™ lowered triglycerides. These subjects consumed 1.5 grams DHA per day or a placebo for six weeks. This study was sponsored by Martek.

•	Dr. K. Stark and Dr. B. Holub reported in May 2004 in the American Journal of Clinical Nutrition that DHA supplementation of 32 postmenopausal women with 2.8 grams DHA from Martek’s DHA oil per day for 1 month resulted in a 20% reduction in triglycerides, a 6-10% increase in HDL cholesterol (“good” cholesterol) and a 7% reduction in heart rate relative to placebo, suggesting that DHA may favorably influence selected cardiovascular risk factors in postmenopausal women.

•	In May 2002, in the publication Circulation, the American Heart Association (“AHA”) issued a Scientific Statement entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of omega-3 fatty acids, specifically DHA and EPA, from fish sources. The report concluded that consumption of such omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of omega-3 fatty acids:
•	decreased risk of sudden death and arrhythmia;

•	decreased thrombosis (blood clot);

•	decreased triglyceride levels;

•	decreased growth of atherosclerotic plaque;

•	improved arterial health; and

•	lower blood pressure.
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
•	A study published by D. Mozaffarian in October 2006 in the Journal of the American Medical Association reviewed the health effects of fish consumption. Based on the risks of fish intake that must be considered in the context of the benefits, the author concludes that the benefits of a modest fish consumption (1-2 servings/wk) outweigh the risks in healthy adults. The author, however, cautions women of childbearing age to avoid consumption of those species currently known to contain high levels of contaminants.
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
Life’sDHA™ is sold as an ingredient to supplement manufacturers. Neuromins® is a Martek supplement brand which contains life’sDHA™. The Neuromins® brand is sold directly by Martek as well as distributed and sold under license by several leading supplement manufacturers and can be found nationwide. We are currently marketing food and beverage and animal feed applications to both U.S. and international companies. Several egg producers, including Gold Circle Farms®, are producing eggs and liquid eggs using our DHA. These eggs are sold in several grocery store chains in the U.S. and Europe. In addition, a variety of both domestic and international companies have launched foods or beverages that contain life’sDHA™.
We are aggressively pursuing further penetration of our DHA oils in the food and beverage market. We are in discussions with several companies in the food and beverage market to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. In addition, we have recently signed license and supply agreements with several major consumer food products companies that establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for certain minimum periods of time. We, along with our customers, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the food and beverage market. Management believes that over the next few years, the food and beverage and dietary supplements markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
Our sales of nutritional oils for products outside of infant formula or pregnancy and nursing uses were $7.6 million, $5.4 million and $4.0 million in fiscal 2006, 2005 and 2004, respectively.
CONTRACT MANUFACTURING
We provide contract manufacturing services at our Kingstree, South Carolina production facility. We began offering these services following our September 2003 acquisition of FermPro Manufacturing, LP, which had been providing third-party manufacturing services since the mid-1960’s. During this time period, the Kingstree personnel have developed an expertise in large-scale fermentation with many different microorganisms, including algae, bacteria, fungi and yeast.

Martek’s Kingstree plant has approximately 500,000 liters of fermentation capacity designated for use in contract manufacturing with additional fermentation capacity available as required. Kingstree also has numerous types of recovery equipment which allow us to efficiently customize production processes and state-of-the-art microbiological and analytical laboratories which provide highly automated product testing capabilities. Our facilities are especially well-suited for the contracted production of enzymes, specialty chemicals, vitamins, agricultural specialties and intermediates.
Our contract manufacturing customers have ranged from relatively small specialty chemical companies without in-house production capabilities to very large, multinational pharmaceutical companies who require or prefer a distinct site for the manufacture of a particular product line.
Our contract manufacturing revenues were $14.8 million, $14.1 million and $13.9 million for the fiscal years ended October 31, 2006, 2005 and 2004, respectively.
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
TECHNOLOGY
Martek discovers and develops proprietary products to improve human health and wellness. We leverage our knowledge of microalgae and other microorganisms and expertise in fermentation sciences and natural product isolation to develop commercially attractive, proprietary and environmentally sustainable sources of nutrients which have proven or emerging health benefits. These processes and use of the products derived from these processes form the basis of our intellectual property estate. Product development involves four major steps: discovery, process development and product formulation, product safety and efficacy evaluation, and scale-up and commercial production.
Discovery — Having identified an appropriate nutritional product target, Martek screens its large database of live and preserved, genetically diverse microalgal species to identify candidate microalgal producers. Martek’s culture collection consists of microalgal strains which have been isolated from nature by Martek’s scientists and those which have been obtained from both public and private culture collections. Martek’s culture collection also includes non-microalgal microbial species, which we believe may be increasingly important in the development of future products. Martek’s microorganisms have a range of physiological and biochemical characteristics which naturally produce many different lipids, carbohydrates and proteins. Promising candidates are further developed and screened for their ability to meet desired product requirements within the desired cost structure.
Process Development and Product Formulation — Commercial processes for production of candidate products are developed through application of sound scientific and engineering principles by Martek’s scientists and engineers. Martek’s processes consist of several basic steps including microbial culture inoculum germination and expansion, fermentation, and product isolation and purification. Martek’s scientists utilize a broad range of technical skills and state-of-the-art equipment of progressively larger scale to develop reproducible and economical processes. We apply standard industrial microbiological techniques to microorganisms, including classical strain development and culturing condition (growth medium composition, temperature, pH) manipulation to optimize product yield and productivity. Martek’s expertise in oil processing is broadly applicable to a number of nutrients which are lipid soluble. Finally, Martek develops suitable liquid and dry powder product forms to enable our customers to utilize our products in a broad range of desired consumer products. Martek’s has invested in extensive lab-scale and large pilot-scale fermentation and product recovery equipment to enable efficient and cost-effective product development and support on-going product cost reduction efforts.
While we do not utilize genetically-engineered microorganisms in the production of current commercial products, we may use genetic engineering technology for the production of future products at lower-cost or with improved functionality. For example, Martek successfully isolated the genes responsible for producing DHA in one commercial strain of microalgae, and is researching the use of these genes to produce low-cost seed oil DHA and LCPUFA products in transgenic terrestrial oilseed crops.
Product Safety and Efficacy Evaluation — In the course of product development, products undergo thorough safety testing and evaluation to assure our ability to reproducibly produce products which are safe and compliant with worldwide regulatory requirements. All commercial products are produced utilizing Good Manufacturing Practices (“GMP”) conditions appropriate for the intended food and beverage, supplement, or pharmaceutical market. The health benefits or efficacy of Martek’s products are tested and demonstrated utilizing appropriate preclinical animal models and human clinical studies. These studies are conducted by Martek, academic researchers and/or corporate partners affiliated with Martek. Martek is expanding its preclinical and clinical research capabilities in brain development, cognitive function and immune system health while continuing research in eye development, eye health and cardiovascular benefits. Results from these studies are used to establish and support product claims for market development.
Scale-up and Commercial Production. Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have successfully scaled-up several strains of microalgae capable of producing large amounts of

DHA heterotrophically using common organic nutrients and salts. Heterotrophic culturing of these DHA-producing microalgae at commercially viable levels enables significantly lower production costs to be achieved, which were not possible prior to our achievements.
Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of many U.S. and international patents and patent applications. Martek employs a systematic process to identify, develop, prosecute and defend commercially-valuable intellectual property.
COLLABORATIVE AND LICENSING AGREEMENTS
We have entered into license agreements with 24 infant formula manufacturers, who collectively represent approximately 70% of the worldwide wholesale market for infant formula. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Under all of these agreements, we received up-front license fees and will receive either i) a flat rate price per kilogram upon the sale of our oils to our licensees, or ii) a transfer price on sales of our oils to our licensees plus ongoing royalties based on our licensees’ sales of infant formula products containing our oils. The most significant license agreements have remaining terms ranging from approximately 15 to 25 years, contain no future funding commitments on our part or that of our licensees, and, generally, may be terminated by our licensees upon proper notification, which , in certain cases, are short periods. In many license agreements, our licensees have the right to buy other sources of DHA and/ or ARA oils; however, if done so, the licenses must either make royalty payments to us upon the sale of the final infant formula product that contains the oils purchased from another source or pay us greater amounts, on a per unit basis, for the DHA or ARA that they purchase from us.
In May 2006, we entered into a long-term supply agreement with Mead Johnson Nutritionals, a leading worldwide infant formula producer and the largest infant formula manufacturer in the United States. Under the agreement, Martek will serve as the exclusive worldwide DHA and ARA supplier for all Mead Johnson infant formula products. The agreement provides for a ten-year term with certain rights for either party to terminate the arrangement after December 31, 2011. Martek has been supplying DHA and ARA to Mead Johnson for use in infant formula under a 25-year license agreement signed in 1992, which has been incorporated into the new agreement and remains in effect.
Under the terms of the licensing agreements, our licensees are responsible for obtaining all necessary regulatory approvals with respect to the use of these nutritional oils in infant formula products. Under each of our current license agreements, our licensees generally are obligated to indemnify us against product liability claims relating to our nutritional oils unless our nutritional oils do not meet agreed-upon specifications.
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
We have provided an exclusive license to Advanced BioNutrition Corp. (“ABN”), a start-up company founded by a former officer of Martek, to sell certain ARA byproducts as aquaculture feed. This license and supply agreement has a term of three years and requires ABN to purchase all such ARA byproducts produced by us, up to a certain maximum. In addition, in August 2004, we granted ABN an exclusive license in the aquaculture field and non-exclusive license in the animal nutrition field for the sale of DHA. This agreement also has a term of three years and provides for certain minimum inventory purchases from Martek. We recognized revenues of approximately $1.0 million, $800,000 and $600,000 in fiscal 2006, 2005 and 2004, respectively, from sales of products to ABN.
In fiscal 2005 and 2006, the Company entered into several license and supply agreements permitting the use of life’sDHA™ in various foods and beverages. Among other things, these 15-year agreements establish Martek, subject to certain exceptions, as the licensees’ exclusive provider of DHA for certain minimum periods of time. There are no minimum purchase requirements or other financial commitments to Martek under these agreements.
In fiscal 2004, we entered into an agreement with DSM Food Specialties’ B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the grant to Martek by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. The agreement with DSM also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA that are not for human consumption, including animal feed products. In addition, we and DSM have agreed to contribute our complementary resources to cooperative marketing and joint research and development efforts to expand the applications and fields of use for ARA, with both parties sharing any economic benefits of such efforts.
In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by us of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its research and development until June 2007, with expenses to be reimbursed by us through April 2007. Furthermore, we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we will make a license payment of $750,000, with additional payments of up to $750,000 due in certain circumstances, subject to minimum royalties of 1.5% of gross margin, as defined, if we ultimately commercialize a plant-based DHA using any technology. During the term of the license, we may be required to pay additional royalties of up to 6.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.
We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2006, we were not committed to fund any future development activities under these arrangements. Certain of these agreements also commit us to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky, and Kingstree, South Carolina. We acquired the Winchester facility in 1995 and the Kingstree facility in 2003 through the acquisition of FermPro Manufacturing, LP. In 2005, we completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils and now have two fully redundant production facilities. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received a rating of “superior,” the highest possible rating, by the American Institute of Baking (“AIB”). In October 2006, we restructured our plant operations following a review of the Company’s current production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring is expected to reduce manufacturing costs and operating expenses, starting in the first quarter of fiscal 2007, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We will maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. In fiscal 2006, we received approximately one-half of our ARA from each of DSM’s facilities. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
In February 2006, we and DSM entered into an amendment to the original agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2006, the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved in order to finalize 2006 ARA pricing. Absent a favorable resolution to us, our recorded cost of ARA will approximate, in all material respects, the agreed-upon amounts when negotiations with DSM are complete.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have demonstrated the ability to produce limited amounts of ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
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
RESEARCH AND DEVELOPMENT
The primary focus of our research and development activities has been the development and optimization of manufacturing processes for our nutritional oils and the development of more economical and stable DHA products for the food and beverage market. We perform research and development at our Columbia, Maryland and Boulder, Colorado facilities as well as at our Winchester, Kentucky production plant. Our research and development expenditures in fiscal 2006 were mainly associated with development activity at the Columbia, Maryland lab directed toward improving the quality, sensory properties and stability of our nutritional oils, optimizing production characteristics of microalgal strains, investigating the clinical health benefits of DHA and ARA fatty acids, and exploring the biochemical pathways utilized by microalgae to produce DHA. Additional research and development expenses incurred at our Winchester facility were directed towards increasing our DHA production yields, improving our ability to ferment ARA, reducing waste and continuing to improve the overall quality of our oils. Research conducted at our lab in Boulder, Colorado is focused on developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds in connection with a Canadian-based collaborator, investigating the feasibility of utilizing our proprietary genes to produce other bioactive compounds with application in the health and wellness fields and developing new ingredient forms and applications technology for DHA-enriched food and beverage products. We incurred total research and development expense of approximately $24.8 million, $20.5 million and $18.6 million in fiscal 2006, 2005 and 2004, respectively.
SALES AND MARKETING
Our nutritional oils are marketed and sold primarily to the infant formula, dietary supplement and food and beverage industries. Infant formula manufacturers are required to purchase a license from us in order to use our DHA and ARA oils in infant formula. To date, we have entered into license agreements with 24 infant formula manufacturers who represent approximately 70% of the world’s wholesale infant formula market. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Due to the success of the fortified infant formula products, several of our licensees have also begun selling extension products beyond infant formula, which contain our oils and are targeted to children ages nine months to two years of age. In addition, Mead Johnson Nutritionals is selling a product in the United States, Expecta™LIPIL®, which contains our DHA oil and targets pregnant and nursing women. Sciele Pharma, Inc. is selling a prescription prenatal supplement OptiNate™ containing life’sDHA™; Mission Pharmacal is selling a prescription prenatal supplement Citracal® Prenatal + DHA containing life’sDHA™; Vincent Foods, LLC is selling Oh Mama! nutrition bars containing life’sDHA™; and NutraBella is selling Bellybar™ nutrition bars containing life’sDHA™, all of which target pregnant and nursing women.
Life’sDHA™ is sold as an ingredient to supplement manufacturers. Neuromins® is a Martek supplement brand which contains life’sDHA™. The Neuromins® brand is sold directly by Martek as well as distributed and sold under license by several leading supplement manufacturers and can be found nationwide. We are currently marketing food and beverage and animal feed applications to both U.S. and international companies. The following food and beverage products currently contain life’sDHA™ and are co-branded with the life’sDHA™ logo:
•	Several egg producers, including Gold Circle Farms®, are producing eggs and liquid eggs using life’sDHA™. These eggs are sold in several grocery store chains in the U.S. and Europe.

•	Priégola is selling Simbi + Omega-3 yogurt with life’sDHA™, which is now available in major supermarket chains throughout Spain and is being marketed to children and adults for its brain health benefits.

•	Odwalla, Inc. is selling Odwalla Soymilk and the Soy Smart™ Chai Soymilk drink, both of which feature life’sDHA™, in the U.S.

•	Dynamic Confections recently re-formulated the Botticelli Choco-Omeg® line of nutritional bars to include life’sDHA™. The bars are available at Canadian retailers.

•	Flora, Inc. recently launched Udo’s Choice® DHA Oil Blend, a flaxseed oil blend, containing life’sDHA™. Flora’s Udo’s Choice brand is a line of vegetarian, organic and sustainable health oils.

•	Italian dairy company Latteria Merano/Milchhof Meran recently launched Mente Viva™ fortified drinkable yogurt with life’sDHA™. This product is available in supermarkets throughout Italy.

•	Italian company Centrale Del Latte Di Brescia launched Sprintissimo™ fortified drinkable yogurt with life’sDHA™. This product is available in supermarkets throughout Italy.

•	Life Science Nutritionals recently launched Nutri-Kids Nutrition-to-Go™ including life’sDHA™. This ready-to-drink milk product is available at select grocery and nutrition retailers in the U.S. and Canada.

•	General Mills has introduced Yoplait Kids® featuring life’sDHA™. This yogurt product will be available at U.S. retailers nationwide in mid-February 2007.

We are aggressively pursuing further penetration of our DHA oils in the food and beverage market. We are in discussions with several companies in the nutritional and food and beverage markets to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. In addition, we have recently signed license and supply agreements with several major consumer food products companies that establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for certain minimum periods of time. We, along with our customers, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the food and beverage market. Management believes that over the next few years, the food and beverage and dietary supplements markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
Consumer marketing efforts are performed primarily by our customers although we play a supportive role. Our infant formula licensees market their DHA and ARA supplemented formulas directly to consumers and healthcare professionals. Our dietary supplement and food and beverage customers also create and implement their own advertising campaigns. We support these efforts through trade show participation and targeted direct mail campaigns as well as limited advertising and public relations campaigns.
In September 2006, we introduced a new brand name and logo and a new corporate logo and tagline. The purpose of this branding initiative is to support corporate partners in anticipation of product launches by accentuating Martek’s positive public image and increasing public awareness. Our flagship product is now called life’sDHA™ and includes the tagline “Healthy brain, eyes, heart” which is designed to be consumer friendly and to communicate the importance of DHA for health throughout life.
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
Fish oil-based products currently dominate the adult DHA supplement market and certain foods containing fish oils are on the market in various parts of the world. DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil and is used by certain of our licensees and other infant formula manufacturers outside the United States. In addition, in April 2006, the FDA notified the Ross Products Division of Abbott Laboratories that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella Alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. nor are we aware of any plans by them or any of our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. Fish oil is generally less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line. Although fish oil is generally a lower cost product relative to our DHA, it has odor, stability and taste characteristics that may limit its usefulness in food and beverage products. Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
Through our research efforts, we have developed and launched a new life’sDHA™ product with enhanced food and beverage formulation capabilities through better stability. We have also continued to refine our manufacturing processes in order to produce high levels of DHA and thereby reducing our DHA unit costs. These improvements and changes make our DHA more cost competitive with certain microencapsulated fish oils, on a price per DHA unit basis, but not on a total omega-3 basis.
Published reports have cited a number of fish oils as containing chemical toxins not present in our oils. In addition, we believe the combination of either fish oil or microencapsulated low- EPA fish oil with a microbial source of ARA for use in infant formula would likely infringe upon our patent position in several countries.
Reliant Pharmaceuticals is currently selling Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

We believe that our nutritional oils have the following advantages over fish oil and other currently available sources of DHA and ARA for use in infant formula, as food and beverage ingredients, or as dietary supplements:
•	our oils do not have the odor, stability, taste characteristics, or impurities that may limit the usefulness of DHA derived from unencapsulated fish oil;

•	our oils can be blended in a variety of mixtures in precise ratios for specific applications, whereas the composition of fish oils may vary;

•	each of our oils used in infant formula is comprised of a fatty acid blend that does not contain certain other fatty acids in significant quantities such as eicosapentaenoic acid (“EPA”), which may not be appropriate for consumption by infants.

•	our oils do not contain substances found in certain fish oils such as methylmercury, polychlorinated biphenyls (“PCBs”), dioxins and other toxic contaminants;

•	our oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, more amenable to the spray drying process required for powdered formula;

•	our oils are not produced from animal sources and, therefore, should be more desirable for use in food and beverage products requiring vegetable-sourced DHA;

•	our oils are produced from renewable, sustainable natural resources, unlike fish oil;

•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from the phospholipid form found in egg yolk lipids; and

•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.
At this time, our oils are the only DHA and ARA oils used in infant formula in the U.S.
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
In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza acted willfully in its infringement of one of these patents. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. These lawsuits are further described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.”
There may be other competitive sources of DHA and ARA of which we are not aware. The fact that many of the companies mentioned above are larger, more experienced and better capitalized than Martek raises the significant risk that these companies may be able to use their resources to develop less costly sources of DHA and ARA than our current technology permits.
Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.
PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY
We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending and use of DHA and/ or ARA oils in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising a specified edible oil containing DHA. In 1996, we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and dietary supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent makes it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils in the U.S. without violating our patents. A U.S. patent was granted in 1997, which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998, a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils, as well as the blending of these oils for use in infant formula.
We also own patents and applications that cover algae fermentation processes, lipid extraction/purification, genomic-based approaches to lipid production, arachidonic acid production and use, animal feeding protocols, and food and beverage applications for PUFAs, as a result of the OmegaTech purchase in 2002. From 1992 to 2006, eight U.S. patents were issued to us covering the use of algae in the production of omega-3 PUFAs (e.g. DHA-S), and the use of such PUFAs in such products as human foods and beverages, animal feed, aquaculture and the resulting fortified meat, seafood, milk and eggs. Additional patent applications directed to this technology are still pending. From 1994 to 2006, eleven U.S. patents were issued covering the fermentation of microorganisms in low chloride fermentation medium. Small microorganisms, the use of such microorganisms in aquaculture, and the resulting products are also claimed. Additional patent applications covering this technology are still pending. From 1996 to 2004, six U.S. patents were issued covering the use and production of ARA using a variety of fungi. Additional patent applications covering this technology are still pending. Other U.S. patents have been issued and a number of patents are pending worldwide.
We are the exclusive licensee of two U.S. patents and numerous foreign patents and applications covering production, sale and use of our SensiLight™ fluorescent pigments.
Our success is dependent in part on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 69 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2023. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 600 issued patents and pending applications worldwide. There can be no assurance that:
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
We currently have several challenges to our European patents covering our DHA oils, ARA oils and DHA and ARA blended oils and these challenges as well as our lawsuit against others for infringement of our patents are described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.” Total patent litigation costs were approximately $7.4 million in fiscal 2006, of which approximately $6.7 million related to our successful patent infringement litigation against Lonza and Nutrinova.
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
If we fail to maintain patent protection for our nutritional oils or our patents expire, it would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils and future license fees related to sales of infant formula containing these oils. In particular, if we fail to maintain patent protection, it would permit our competitors to produce products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula manufacturers under license or those which may be under license in the future may choose formula ingredients from these competitors if they choose to include the ingredients in their formulas at all.

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
GOVERNMENT REGULATION AND PRODUCT TESTING
Our products and our manufacturing and research activities are subject to varying degrees of regulation by state and federal regulatory authorities in the United States, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “FDC Act”). The products developed by us are subject to potential regulation by the FDA as food and beverage ingredients, dietary supplements, drugs and/or medical devices. The regulatory status of any product is largely determined by its intended use.
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
In May 2001, the FDA completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first product introduction in February 2002, supplemented infant formulas manufactured by four of our licensees, Mead Johnson Nutritionals, the Ross Products Division of Abbott Laboratories, Nestle and PBM Products Inc., have been sold in the United States. These supplemented infant formulas include term, preterm, soy-based, specialty and toddler products.
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
In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a Novel Food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil as a Novel Food ingredient in certain foods in the European Community. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. In October 2006, Health Canada approved per serving levels of Martek’s DHA of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient.
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
As large scale manufacturing facilities, our plants in Winchester, Kentucky and Kingstree, South Carolina are required to abide by applicable federal and state environmental and safety laws, including regulations established by the Environmental Protection Agency (“U.S. EPA”) and the Occupational Safety and Health Administration (“OSHA”). In addition, our solvent extraction processes include the use of hexane, which is extremely flammable and subject to emission requirements. Ongoing compliance with environmental and safety laws is monitored by periodic inspections by the U.S. EPA and OSHA. If we fail to abide by these laws we could receive fines, or if the violations were serious enough, our operations could be shut down until the problems are fixed. Such penalties could have a material adverse effect on our ability to manufacture our nutritional oils, and our financial results could be negatively impacted. While the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or financial or competitive position. See Item 3 of Part I of this Form 10-K, “Legal Proceedings,” for further discussion.
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
EMPLOYEES
As of October 31, 2006, we had 506 full-time employees, one of whom is an M.D. and 37 of whom have Ph.D.s. Approximately 119 employees are engaged in research and development activities, 245 are engaged in production or production development related activities and 142 are in administrative, business development and sales and marketing positions. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT
     Our executive officers are as follows:

Name	Age	Position
Steve Dubin	53	Chief Executive Officer and Director
David M. Abramson	53	President
Peter L. Buzy	47	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
Barney B. Easterling	61	Senior Vice President, Manufacturing
David M. Feitel	43	Senior Vice President and General Counsel
James H. Flatt, Ph.D.	47	Senior Vice President, Research
Peter A. Nitze	48	Chief Operating Officer and Executive Vice President
Mr. Dubin became Chief Executive Officer of Martek on June 30, 2006 after serving since September 2003 as President of Martek. Mr. Dubin joined Martek in 1992 and has served in various management positions, including CFO, Treasurer, Secretary, General Counsel and Senior Vice President of Business Development. In 2000, he moved to a part-time position of Senior Advisor — Business Development, a role he filled until his election to President of Martek in September 2003. He also spent time during 2000 through 2003 co-founding and co-managing a Maryland-based, angel-investing club that funds early-stage, high-potential businesses. He was also “Of Counsel” to the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. during part of 2001 and 2002. Prior to 1992, Mr. Dubin worked in the financing and management of early-stage businesses and, over a period of 12 years, served in various positions at Suburban Bank, now part of Bank of America, including Vice President and Treasurer of their venture capital subsidiary, Suburban Capital Corporation. Mr. Dubin received a B.S in accounting from the University of Maryland and a Juris Doctor degree from the George Washington University. Mr. Dubin is a Certified Public Accountant and a member of the Maryland Bar. Mr. Dubin has been a director of Martek since July 2006. His term expires in 2009.
Mr. Abramson joined Martek in 2003 as head of Corporate Development and was elected President in September 2006. Prior to joining Martek, he was the Executive Vice President and General Counsel for U.S. Foodservice from 1996 to 2003. In this position, Mr. Abramson oversaw the legal and regulatory affairs of U.S. Foodservice, a large foodservice distributor in the United States, and advised on business development opportunities for this company. U.S. Foodservice became a subsidiary of Royal Ahold in 2000. In addition, Mr. Abramson was also the Executive Vice President for Legal Affairs at Ahold, U.S.A. from 2000 to 2003. Mr. Abramson also served on the Board of Directors of U.S. Foodservice from 1994 to 2003. Prior to joining U.S. Foodservice, from 1983 until 1996, Mr. Abramson was a partner at Levan, Schimel, Belman & Abramson, P.A., now a part of Miles & Stockbridge P.C. Mr. Abramson graduated from George Washington University in 1975, where he obtained a Bachelors of Business Administration in accounting. He received his Juris Doctor degree, with honors, from the University of Maryland School of Law in 1978. Mr. Abramson is a member of the Maryland Bar.
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
Mr. Feitel joined Martek in 2004 as Associate General Counsel and was elected to the position of Senior Vice President and General Counsel in December 2006. From 2003 until joining Martek, he practiced law at Miles & Stockbridge P.C., where he had started his legal career in 1988. From 2000 to 2003, Mr. Feitel was the Vice President and General Counsel of BCE Emergis, an eCommerce service provider and a subsidiary of Bell Canada. Prior to BCE Emergis, Mr. Feitel worked for the Discovery Group, a Columbus, Ohio-based venture capital company, from 1997 through 2000. Mr. Feitel received his undergraduate degree from Duke University and his Juris Doctor from the Duke University School of Law in 1988.
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

Mr. Nitze joined Martek in 2005 as Chief Operating Officer. Prior to joining Martek, Mr. Nitze served as Vice President of Operations at DRS Technologies, with responsibility for the alignment and deployment of the company’s manufacturing and supply chain resources. Before joining DRS Technologies, Mr. Nitze served as the Chief Operating Officer of Regulatory DataCorp, a New York City firm that provides risk management services to financial services institutions, from July 2002 to April 2004. Prior to joining Regulatory DataCorp, Mr. Nitze was the business leader of the Optoelectronics venture at Honeywell International from February 2000 to November 2001, where he had previously served as the head of global operations for the Amorphous Metals division. Mr. Nitze began his career at General Electric Co. in finance and subsequently held a variety of positions in engineering, marketing, supply chain and operations management. Mr. Nitze has over 20 years of operations and general management experience with small, medium and large companies. He holds two M.S. degrees in engineering from Stanford University and a B.A. degree from Harvard University.
COMPANY
Martek was incorporated in Delaware in 1985. Martek’s principal executive offices are located at 6480 Dobbin Road, Columbia, Maryland 21045. Our telephone number is (410) 740-0081 and our website address is http://www.martek.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on our website free of charge as soon as practicable after we file with the SEC.
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
A substantial portion of our nutritional oil products sales is made to four of our existing customers under agreements with no minimum purchase requirements. If demand by these customers for our nutritional oil products decreases, our revenues may materially decline.
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 83% of our product sales revenue during the year ended October 31, 2006 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience significant fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products. If we are unable to maintain a competitive differentiation from these products, our revenues may be adversely affected.
Our continued success and growth depends upon achieving and maintaining a superior competitive position in the infant formula, supplement and food and beverage product markets. Many potential competitors, which include companies such as BASF AG, Ocean Nutrition, DSM, Cargill Inc., Suntory Limited, Celanese Corporation, Archer Daniels Midland Company, Lonza Group LTD and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, our patents expire, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella Alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. nor are we aware of any plans by them or any of our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals is currently selling Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza acted willfully in its infringement of one of these patents. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. These lawsuits are further described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.”

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is dependent in part on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 69 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2023. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 600 issued patents and pending applications worldwide.
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
In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it. In other competitive markets, we may be unable to maintain the patent protection for our nutritional oils currently afforded to us. A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula or food and beverage licensees or those which may be under license in the future may choose ingredients from these competitors if they choose to include the ingredients at all.
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is not expected to be completed before the second half of 2007. Claim one of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2007 or early 2008. Further, in order to broaden the scope of protection, Martek has pending patent applications and intends to pursue new patent applications which would be based on the existing patent. These pending and new applications, if granted, would provide important additional protection. If the patent in the narrower form approved by the Opposition Division is ultimately upheld and certain pending and new related patent applications are not granted with the desired claim scope, it is likely that Martek’s European intellectual property position with respect to ARA would not afford much competitive protection.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF filed responses to our appeal. Further written submissions were filed by Martek in January 2007. A hearing before the Appeal Board of the EPO has been scheduled for February 2007. In the event that the Appeal Board rules against Martek and revokes the patent, that decision would be final. There would be no further recourse for Martek.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before late 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.

•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The court’s decision is expected at some point in 2007. Lonza has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief is due in February 2007. The patent will remain in full force and effect during the pendency of the appeal.

•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A preliminary ruling was issued in October 2006, rejecting the fish oil plus microbial ARA claims, but finding the fish oil plus microbial ARA and DHA claims to be acceptable. The next ruling is expected in early 2007. The patent will remain in full force and effect during the pendency of the appeal process.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils. Specifically, the revocation of our European DHA patent, ARA patent or blended oils patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of October 31, 2006, the net book value of our patent assets totaled $17.4 million, which includes approximately $9.2 million of costs incurred by us in defending our patents in the Nutrinova/ Lonza matter discussed above, which will be amortized over a period of approximately 7 years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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
During the years ended October 31, 2006 and 2005, approximately 3% of our product sales revenues came from sales of our nutritional oils for uses outside of the infant formula and pregnancy and nursing markets. Investigators at universities and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA or if these benefits are not considered significant by our targeted consumers, our future revenues in these markets may be limited.

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
Some of our customers have obtained organic certification from USDA-accredited certifying agents and have received authorization to use the USDA’s organic seal on certain products which contain our oils. In some instances such products have been further reviewed and the authorization to use Martek’s oils has been explicitly ratified by the USDA. Because the NOP regulations are subject to change and interpretation, there can be no guarantee that our oils will be acceptable for use in all organic products. Organic food sales accounted for only 2.5% of the total U.S. food sales in 2005; however, we believe that interest from food manufacturers in producing and selling organic products is expanding. If our oils are ineligible for inclusion in some products that bear the USDA organic seal, our sales opportunity in the food and beverage market may be adversely impacted.
Because food and beverage pricing is very competitive, the premium that our oils adds to the cost of the food or beverage may never allow it to be priced at levels that will allow acceptance by consumers.
Food and beverage pricing is very competitive and the market is very sensitive to product price changes. Because the inclusion of our oils may add to the retail cost of these products, there is the risk that our potential customers in this market may not be able to sell supplemented products at prices that will allow them to gain market acceptance while, at the same time, remaining profitable. This may lead to price pressure on us. If we have to reduce our prices, we may not be able to sell our oils to the food and beverage market at a price that would enable us to sell them profitably.
If we are unable to gain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a Novel Food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil as a Novel Food ingredient in certain foods in the European Community. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. In October 2006, Health Canada approved per serving levels of Martek’s DHA of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient.
With respect to our European Novel Food approval, we have been working to extend approval into additional food categories but thus far, we have been unsuccessful. We will continue efforts to extend food categories to which DHA-S oil can be added in Europe, but our ability to succeed in this regard is uncertain. Additionally, in 2006, we initiated efforts to register our oils in China for use in foods and beverages. The Ministry of Health in China reviewed our application and responded by requiring that additional work be performed by us prior to final review and approval. In other parts of the world, laws and regulations with respect to the addition of our oils into foods and beverages are diverse and our ability to gain the necessary regulatory approvals is unclear. If we are unable to gain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
If it is determined that large amounts of eicosapentaenoic acid (“EPA”) must accompany DHA in order to achieve optimal health benefits, we may never be able to gain large- scale entry into the food and beverage market.
The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health. In September of 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease. No minimum amounts for either DHA or EPA were established as prerequisites for the claim. Our DHA-S oil includes limited amounts of EPA and therefore products containing the DHA-S oil qualify for use of the qualified health claim. Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be ongoing or conducted in the future. If the consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal health benefit, then our penetration of the food and beverage market may be limited.
Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage market.
Although we believe that the food and beverage market could be a large market for DHA fortification with our DHA-S oil, the potential in this market could be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. While DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals, milk and certain types of nutritional bars for which DHA fortification has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production processes. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation and production issues over which we have little or no control.
We have a single third-party supplier of our ARA with whom we have a contractual relationship. If this supplier of our ARA is unable to supply us with our required amounts of ARA or if an over-capacity situation by our supplier leads to higher cost ARA, our results of operations and/or financial position may be adversely affected.
We have entered into an agreement with a third-party manufacturer, DSM, to supply us with ARA. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes. If DSM fails to supply us with required amounts of ARA under our agreement, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA at one or both of our plants, which may be more costly and would also reduce our DHA oil production capacity, or enter into other third-party manufacturer supply agreements, which we may not be able to do in a timely manner. Furthermore, due to certain contractual provisions, if our demand for ARA falls short of DSM’s supply capability, this excess capacity by our supplier will result in higher unit-based ARA costs to us. If we are unable to purchase or produce sufficient and/or cost-effective quantities of ARA, our future results of operations and/or financial position may be adversely affected.
As we and our major suppliers increase production of our nutritional oils, we may experience certain risks associated with the start-up/ ramp-up of commercial manufacturing that could have a material adverse effect on our business, financial condition, and/ or results of operations.
In 2005, we completed our extensive expansion in Kingstree for the fermentation and processing of our nutritional oils and DSM completed its ARA production expansion in Belvidere, New Jersey and Capua, Italy. When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we currently have production capacity for all DHA and ARA products in excess of $500 million in annualized sales of our oils to the infant formula, dietary supplement and food and beverage markets. Our and DSM’s ability to maintain commercial production at these higher levels has not been successfully tested. Further, we may have periods of overcapacity because of potential excess supply versus customer demand.
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
We have significantly increased our manufacturing capacity and have incurred substantial costs in doing so. If we are unable to increase our revenues from our nutritional oils produced at these facilities, we may continue to experience excess production capacity and we may be unable to recover these plant expansion costs, which could result in a write-down of certain production assets.
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. Furthermore, in October 2006, the Company completed a restructuring of its plant operations which transferred to our Kingstree plant a substantial portion of production formerly taking place in Winchester. As of October 31, 2006, the Company had $90.7 million of production assets that are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.

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
Experts differ in their opinions on the importance of DHA and/or ARA in infant formula and the levels of DHA and/or ARA required to achieve health benefits for babies. Some experts feel that they are not necessary ingredients for infant development. If clinical trials do not continue to yield positive results, certain favorable regulatory guidelines are not enacted or current favorable regulatory guidelines are amended, our future revenues in the infant formula market may be limited.
Our continued success in the infant formula industry depends on sustained acceptance of our nutritional oils as necessary or beneficial additives to infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formulas without our oils or with greatly reduced levels are sufficient as infants can convert precursor fats into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas fortified with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, if clinical studies do not continue to yield positive results, our future revenues in the infant formula market may be limited.
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
Food Standards Australia New Zealand (“FSANZ”) has received an application from the Infant Formula Manufacturers Association of Australia and the New Zealand Infant Formula Marketer’s Association seeking to amend the regulations for infant and follow-on formula. The application requests removal of the requirement for formula to contain long-chain omega-6 fatty acids and omega-3 fatty acids in a ratio of approximately two to one when these products are added to formula. On May 31, 2006, FSANZ asked for comments on the application from outside groups to be submitted by August 11, 2006. FSANZ has stated that there are two options available for this application. One, maintain the status quo or, two, amend the regulation by removing the requirement for infant formula to contain omega-6 and omega-3 long-chain fatty acids in a ratio of approximately two to one, when long-chain fatty acids are added to these products. We submitted a statement supporting the status quo. The agency has taken no further action at this time.
Our opportunity in the U.S. infant formula market may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program or if the eligibility requirements for participating in the program are made more restrictive.
We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infant and Children (“WIC”)-funded sales. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Currently, WIC programs in 48 states and the District of Columbia offer term infant formula supplemented with our oils and WIC programs in all 50 states and the District of Columbia have adopted certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive, or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited.
Our business would be harmed if we fail to comply with applicable good manufacturing practices as required by the FDA.
In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements and records and other documentation controls. As the manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and in food and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

Our manufacturing process involves the handling of hazardous materials and emission of regulated waste. If we fail to properly handle these hazardous materials and/ or waste emissions, substantial costs and harm to our business could result.
In connection with our research and manufacturing activities, we utilize some hazardous materials and emit regulated waste. We are subject to federal, state and local laws and regulations governing the use, storage, handling, discharge and management of hazardous materials and waste products. The cost of compliance with these laws and regulations could be significant, and our ability to comply is somewhat dependent upon raw materials produced by others, over whom we have little or no control. Moreover, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private party action if such hazardous materials or waste products are used, stored, handled, emitted or otherwise managed in violation of law or any permit. In addition, we could be subject to liability if hazardous materials or waste are released into the environment. A substantial fine, penalty or judgment, the payment of significant environmental remediation costs or property or personal injury damages, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand for our nutritional oils.
We learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to a March 12, 2003 explosion that occurred at a public wastewater treatment plant in Winchester, Kentucky and relating to n-hexane. Current and former employees have testified before a federal grand jury. We further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the Winchester Municipal Utilities Commission on a number of matters including the March 12, 2003 explosion.
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
Our development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. In addition, as only a small amount of our oils resides in our customers’ end product, a recall of our oils could impact a much larger recall of our customers’ end products. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability and recall insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost, a product liability claim or recall could adversely impact our financial condition. Furthermore, if a product liability claim is made against us or if there is a product recall, whether fully covered by insurance or not, our future sales could be adversely impacted due to, among other things, an inability to effectively market our products.
We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need additional capital to expand our production capacity if market demand for our products continues to grow.
As of October 31, 2006, we had approximately $26.8 million in cash, cash equivalents and short-term investments as well as $99 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending October 31, 2006, our common stock traded between $37.22 and $20.15 per share. During the fifty-two week period ending October 31, 2005, our common stock traded between $70.50 and $28.20 per share. The following are examples of items that may significantly impact the market price for our common stock:
•	announcements of technical innovations, new commercial products and product launches by us or our competitors;

•	announcements of use of competitors’ DHA and/or ARA products by our customers;

•	arrangements or strategic partnerships by us or our competitors;

•	announcements of license agreements, acquisitions or strategic alliances;

•	announcements of sales by us or our competitors;

•	patent or other intellectual property achievements or adverse developments;

•	quarterly fluctuations in our revenues and results of operations;

•	failure to enter into favorable third-party manufacturing agreements;

•	regulatory decisions (approvals or disapprovals) or changes concerning our products and our competitors’ products;

•	events related to threatened, new or existing litigation, or the results thereof;

•	changes in our estimates of financial performance or changes in recommendations by securities analysts; and

•	general market conditions for growth companies and bioscience companies.
Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.
The market liquidity for our stock is relatively low. As of October 31, 2006, we had 32,156,162 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending October 31, 2006 was approximately 800,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of October 31, 2006, we had 32,156,162 shares of common stock outstanding and stock options outstanding to purchase an aggregate of approximately 3.7 million shares of common stock. Of these options, approximately 3.4 million were exercisable at January 9, 2007, and approximately 900,000 had exercise prices that were below the market price on this date. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
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
Our total purchase price of ARA from DSM’s Capua, Italy plant and a portion of the purchase price of ARA from DSM’s Belvidere, New Jersey plant are denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 9.8 million euros at October 31, 2006. The terms of these contracts are from 30 to 120 days.
We are a defendant in a putative class action lawsuit which, if determined adversely, could have a material adverse affect on us.
We, our Chairman and former Chief Executive Officer and our Chief Financial Officer were named as defendants in putative class action lawsuits filed in the United States District Court for the District of Maryland. The District Court consolidated these lawsuits into one action. The consolidated complaint generally seeks recovery of unspecified damages for persons who purchased our shares during the period from December 9, 2004 through April 27, 2005. The complaint asserts claims under federal securities laws alleging that we and the individually named defendants made materially false and misleading public statements and failed to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, concerning our business and prospects.
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

ITEM 2. PROPERTIES.
We lease an aggregate of approximately 64,000 square feet of laboratory, technical and administrative space in Columbia, Maryland. Our leases expire in January 2011.
We also lease an aggregate of approximately 19,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2008.
We own a fermentation and oil processing facility in Winchester, Kentucky where we can produce our nutritional oils. The facility is located on 35 acres and occupies approximately 130,000 square feet holding multiple fermentation vessels totaling 1.2 million liters of capacity.
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

ITEM 3. LEGAL PROCEEDINGS.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is not expected to be completed before the second half of 2007. Claim one of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The appeal process is not expected to be completed until late 2007 or early 2008.
With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal of this decision; as a consequence, the blended oil patent has been reinstated and will remain in full force and effect during the appeal. Both Suntory and BASF filed responses to our appeal. Further written submissions were filed by Martek in January 2007. A hearing before the Appeal Board of the EPO has been scheduled for February 2007. In the event that the Appeal Board rules against Martek and revokes the patent, that decision would be final. There would be no further recourse for Martek.
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.
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
We learned in March 2004 that the federal Environmental Protection Agency (“EPA”), utilizing personnel from its Criminal Investigation Division, had asked questions of current and former Martek employees relating to the March 12, 2003 explosion at the Winchester wastewater treatment plant and relating to n-hexane. Current and former employees have testified before a federal grand jury. We further learned in April 2005 that the EPA has interviewed two additional employees of Martek and has requested information from the WMU on a number of matters including the March 12, 2003 explosion. While we cannot be certain of the outcome of the EPA investigation, we believe that the outcome of the investigation will not have a material impact on our financial condition or results of operations.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.
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
With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief is due in February 2007. The patent will remain in full force and effect during the pendency of the appeal.
Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A preliminary ruling was issued in October 2006, rejecting the fish oil plus microbial ARA claims, but finding the fish oil plus microbial ARA and DHA claims to be acceptable. The next ruling is expected in early 2007. The patent will remain in full force and effect during the pendency of the appeal process.

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. We filed a motion for summary judgment on March 10, 2006. The District Court granted our motion for summary judgment and dismissed the case on April 25, 2006 having found that the milestone has not been satisfied. On May 10, 2006, Mr. Zuccaro filed a notice of appeal and the appeal is now pending before the United States Court of Appeals for the Fourth Circuit. The matter has been fully briefed and we anticipate that the case will be argued in mid-2007.
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers. Since then, several other putative class action lawsuits making similar allegations were filed against us and certain of our officers in the United States District Court of Maryland. The Court entered orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. We filed a motion to dismiss the consolidated complaint on February 3, 2006, and a hearing before the Court on this motion was held on May 22, 2006. On June 14, 2006, the Court denied our motion to dismiss and on July 25, 2006, the Court entered a scheduling order for further proceedings in the case. Subsequently, the parties stipulated to the dismissal of the claims arising under the Securities Act of 1933, leaving only the alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 in the action. On September 20, 2006, the Court approved the dismissal of the 1933 Act claims. Additionally, on September 21, 2006, the Court approved the parties’ stipulation certifying a class to prosecute claims under the Securities Exchange Act of 1934. Subject to certain exceptions, the stipulated class generally consists of all persons who either (a) purchased Martek common stock during the period December 9, 2004 through April 28, 2005 (the “Class Period”), inclusive or (b) otherwise acquired, without purchasing, Martek common stock during the Class Period from a person or entity who purchased those particular shares of Martek stock during the Class Period.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MATK. As of January 9, 2007, there were approximately 322 holders of record of the Company’s common stock. The price of the Company’s common stock was $23.83 on January 9, 2007. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividend in the foreseeable future. Dividend payments are restricted under the Company’s Amended and Restated Loan and Security Agreement dated September 30, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company’s common stock as reported by NASDAQ:
Sales Price Range of Common Stock

Fiscal 2005	High	Low

November 1, 2004 — January 31, 2005	$53.85	$38.50
February 1, 2005 — April 30, 2005	$70.50	$32.00
May 1, 2005 — July 31, 2005	$46.23	$33.57
August 1, 2005 — October 31, 2005	$52.48	$28.20

Fiscal 2006	High	Low

November 1, 2005 — January 31, 2006	$32.00	$23.14
February 1, 2006 — April 30, 2006	$37.22	$27.56
May 1, 2006 — July 31, 2006	$30.75	$21.70
August 1, 2006 — October 31, 2006	$30.84	$20.15
No repurchases of common stock took place during fiscal 2006.

ITEM 6.	SELECTED FINANCIAL DATA.
The selected financial data set forth below with respect to the Company’s consolidated statements of income for each of the years in the three-year period ended October 31, 2006 and with respect to the consolidated balance sheets as of October 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for each of the years in the two-year period ended October 31, 2003 and the balance sheet data at October 31, 2004, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Year ended October 31,
In thousands, except per share data	2006	2005	2004	2003	2002

Consolidated Statements of Operations Data
Revenues:
Product sales	$255,838	$203,765	$170,565	$112,298	$46,055
Contract manufacturing sales	14,816	14,087	13,928	2,439	—

Total revenues	270,654	217,852	184,493	114,737	46,055

Cost of revenues:
Cost of product sales	144,457	120,865	103,423	66,347	29,794
Cost of contract manufacturing sales	14,676	12,516	11,570	2,192	—
Idle capacity costs	9,620	—	—	—	—

Total cost of revenues	168,753	133,381	114,993	68,539	29,794

Gross margin	101,901	84,471	69,500	46,198	16,261

Operating expenses:
Research and development (1)	24,823	20,468	18,596	13,154	12,188
Selling, general and administrative (1)	41,614	33,404	25,804	16,275	11,804
Restructuring charge	4,729	—	—	(250)	1,266
Other operating expenses	1,158	7,654	4,000	1,943	406
Acquired in-process research and development	—	—	—	—	15,788

Total operating expenses	72,324	61,526	48,400	31,122	41,452

Income (loss) from operations	29,577	22,945	21,100	15,076	(25,191)
Interest and other income (expense), net	(1,528)	1,125	772	916	958

Income (loss) before income tax provision (benefit)	28,049	24,070	21,872	15,992	(24,233)
Income tax provision (benefit) (1)	10,238	8,786	(25,176)	—	—

Net income (loss)	$17,811	$15,284	$47,048	$15,992	$(24,233)

Net income (loss) per share, basic	$0.55	$0.49	$1.62	$0.63	$(1.10)
Net income (loss) per share, diluted	$0.55	$0.48	$1.55	$0.58	$(1.10)

Shares used in computing basic earnings per share	32,113	31,164	29,033	25,510	21,982
Shares used in computing diluted earnings per share	32,343	32,032	30,386	27,417	21,982

(1) Includes the following amounts related to equity-based compensation expense:

Research and development	1,143	—	—	—	—
Selling, general and administrative	2,129	—	—	—	—
Income tax provision (benefit)	(1,194)	—	—	—	—

	October 31,
	2006	2005	2004	2003	2002

Consolidated Balance Sheets and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$26,828	$33,347	$42,650	$96,971	$22,419
Working capital	120,182	124,208	68,195	106,218	30,457
Total assets	600,846	578,485	501,398	295,523	124,312
Long-term debt, notes payable and other long-term obligations	46,277	66,115	97,175	10,441	—
Long-term portion of deferred revenue	9,335	8,959	9,140	8,992	2,246
Accumulated deficit	(31,425)	(49,236)	(64,520)	(111,568)	(127,560)
Total stockholders’ equity	495,448	469,205	346,164	243,964	105,977
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, gross margin and overall profitability;

•	expectations regarding product introductions and growth in nutritional product sales;

•	expectations regarding potential collaborations and acquisitions

•	expectations regarding demand for products with our nutritional oils;

•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding continued interest by and agreements with food, beverage and supplement companies;

•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;

•	expectations regarding competitive products;

•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchases of third-party manufactured oils;

•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding the amount of inventory held by us or our customers;

•	expectations regarding production capacity utilization and the effects of excess production capacity;

•	expectations regarding future selling, general and administrative and research and development costs;

•	expectations regarding future capital expenditures;

•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils;

•	expectations regarding possibly significant expenses to defend putative securities class action lawsuits alleging false and material misstatements and omissions of material facts concerning our business and prospects; and

•	expectations regarding our ability to protect our intellectual property.
Forward-looking statements include those statements containing words such as the following:
•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-K are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1A. Risk Factors in this report on Form 10-K and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
GENERAL
Martek was founded in 1985. We are a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. We produce life’sDHA™ , a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, perinatal products, foods and beverages and dietary supplements, and ARA (arachidonic acid), an omega-6 fatty acid, for use in infant formula. We sell oils containing these fatty acids as DHASCO®, life’sDHA™, Neuromins® and ARASCO®. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease and dementia. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.
In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996 we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 2001, the FDA completed a favorable review of our generally recognized as safe notification for the use of our DHA and ARA oil blend in specified ratios in infant formula. We have entered into license agreements with 24 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and preterm infant formula products containing our oils collectively in over 60 countries around the world. Preterm infant formula products comprise less than 3% of the total infant formula market worldwide. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products and Nestle are currently being sold in the United States.
Martek has patented certain separate and distinct DHA technology, which we refer to as DHA-S, that is derived from a different algal strain than our DHA authorized for addition to infant formula. We have received authorization from both the European Commission and the Australia New Zealand Food Authority for the use of DHA-S oil as a Novel Food ingredient. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. We have also received a favorable review by the FDA of our GRAS notification for the use of DHA-S in food and beverage applications in the U.S. and have received similar approvals in Canada.
During the past three years, several new products were launched that contained life’sDHA™, including:
•	Mead Johnson launched Expecta™ LIPIL®, a DHA supplement for pregnant and nursing women containing life’sDHA™.

•	PBM Products launched a beverage containing life’sDHA™ that is formulated for diabetics and people with atypical glucose tolerance.

•	GlaxoSmithKline launched a second powdered drink mix containing life’sDHA™ in India. The product, Junior Horlicks, is formulated for a child’s developing brain and nervous system. GlaxoSmithKline had previously launched an adult DHA beverage.

•	Sciele Pharma, Inc. launched OptiNate™ and Mission Pharmacal launched Citracal® Prenatal + DHA. Both of these products are prescription prenatal supplements containing life’sDHA™.

•	Vincent Foods, LLC is selling Oh Mama! nutrition bars containing life’sDHA™, which also target pregnant and nursing women.

•	Several egg producers, including Gold Circle Farms®, are producing eggs and liquid eggs using life’sDHA™. These eggs are sold in several grocery store chains in the U.S. and Europe.

•	Priégola is selling Simbi + Omega-3 yogurt with life’sDHA ™, which is now available in major supermarket chains throughout Spain and is being marketed to children and adults for its brain health benefits.

•	Odwalla, Inc. is selling Odwalla Soymilk and the Soy Smart™ Chai Soymilk drink, both of which feature life’sDHA™, in the U.S.

•	Dynamic Confections recently re-formulated the Botticelli Choco-Omeg® line of nutritional bars to include life’sDHA™. The bars are available at Canadian retailers.

•	Flora, Inc. recently launched Udo’s Choice® DHA Oil Blend, a flaxseed oil blend, containing life’sDHA™. Flora’s Udo’s Choice brand is a line of vegetarian, organic and sustainable health oils.

•	Italian dairy company Latteria Merano/Milchhof Meran recently launched Mente Viva™ fortified drinkable yogurt with life’sDHA™. This product is available in supermarkets throughout Italy.

•	Italian company Centrale Del Latte Di Brescia launched Sprintissimo™ fortified drinkable yogurt with life’sDHA™. This product is available in supermarkets throughout Italy.

•	NutraBella is selling Bellybar™ nutrition bars containing life’sDHA™.

•	Life Science Nutritionals recently launched Nutri-Kids Nutrition-to-Go™ including life’sDHA™. This ready-to-drink milk product is available at select grocery and nutrition retailers in the U.S. and Canada.

•	General Mills has introduced Yoplait Kids® featuring life’sDHA™. This yogurt product will be available at U.S. retailers nationwide in mid-February 2007.
These products are expected to generate additional revenue for us during fiscal 2007. In addition, during fiscal 2005 and 2006, we entered into license agreements with several large food and beverage companies which we expect to yield multiple launches of products containing life’sDHA™ and revenues to us beginning in the next 3 to 18 months.
For the years ended October 31, 2006, 2005 and 2004, we recognized approximately $17.8 million, $15.3 million and $47.0 million of net income, respectively, and as of October 31, 2006, our accumulated deficit was approximately $31.4 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
MANAGEMENT OUTLOOK
At present, we estimate that infant formula supplemented with our oils has penetrated approximately 85% of the U.S. infant formula market. As such, our revenue growth in the U.S. infant formula market is slowing. International demand for supplemented formulas, however, is increasing, particularly in Asian markets, which should drive higher revenues for Martek. With respect to the food and beverage market, over the next several quarters, we anticipate more announcements of supply agreements with food companies that will position us for increased future sales of our oils. We also expect additional launches of products containing life’sDHA™ and increased sales in fiscal 2007 of our oils to food, beverage and supplement customers for products promoting cognitive function and cardiovascular health. Management believes that over the next few years, non- infant formula sales will continue to expand and could ultimately represent a larger opportunity than infant formula.
Absent a favorable resolution of our current negotiations with our third-party ARA supplier, our gross margins during much of fiscal 2007 will be negatively impacted by higher ARA costs. We expect, however, that the impact of ARA cost increases will be largely offset by the gross margin improvements resulting from the Company’s October 2006 plant restructuring. The restructuring is expected to reduce manufacturing costs and operating expenses due to improved overall manufacturing efficiency and a reduction in Martek’s workforce at its Winchester, Kentucky site. During fiscal 2007, we will continue to work with our third-party ARA supplier and pursue other strategies in efforts to improve future margins.
In fiscal 2007, we intend to invest heavily in our sales and marketing efforts, particularly in the food and beverage area, as we aggressively pursue this market. These costs, which are intended to accelerate growth in future years, will impact our results of operations in the coming year, but nonetheless, we expect increases to overall profitability in fiscal 2007 as compared with fiscal 2006.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. In 2005, we completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils and now have two fully redundant production facilities. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received a rating of “superior,” the highest possible rating, by the American Institute of Baking (“AIB”). In October 2006, we restructured our plant operations following a review of the Company’s current production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring is expected to reduce manufacturing costs and operating expenses, starting in the first quarter of fiscal 2007, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. In fiscal 2006, we received approximately one-half of our ARA from each of DSM’s facilities, and in fiscal 2007, we expect to receive approximately 40% from Capua and 60% from Belvidere. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
In February 2006, we and DSM entered into an amendment to the original agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2006, the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved in order to finalize 2006 ARA pricing. Absent a favorable resolution to us, our recorded cost of ARA will approximate, in all material respects, the agreed-upon amounts when negotiations with DSM are complete.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have demonstrated the ability to produce limited amounts of ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.

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
Valuation of Long-lived Assets We review our long-lived assets, including fixed assets and certain identified intangibles, for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. As of October 31, 2006, these long-lived assets had a total net book value of $376.9 million. Included in these long-lived assets are approximately $90.7 million of production equipment whose use is not currently required based on present customer demand. Undiscounted cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based on many assumptions for each target market, including the food and beverage market. Such assumptions include market size, penetration levels and future product margins. While management believes that its projections are reasonable and that no impairment of these assets exists, different assumptions could affect these evaluations and result in material impairment charges against the carrying value of these assets.
Revenue Recognition We derive revenue principally from two sources: product sales and contract manufacturing. We recognize product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period, which requires an estimation of total production shipments over that time frame. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by our licensees.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Deferred Income Taxes We provide for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized. As of October 31, 2006, our total gross deferred tax asset was $59.7 million. The realization of total deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws. We have also considered our future operating results which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate in determining the need for a valuation allowance. We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors. As of October 31, 2006, our deferred tax asset valuation allowance was $18.6 million, which related primarily to certain net operating loss carryforwards whose realization is uncertain. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional expense or benefit in the period of change.

Inventory We carry our inventory at the lower of cost or market and include appropriate elements of material, labor and indirect costs. Inventories are valued using a weighted average approach that approximates the first-in, first-out method. We regularly review inventory quantities on hand and record a reserve for excess, obsolete and “off-spec” inventory based primarily on an estimated forecast of product demand and the likelihood of consumption in the normal course of manufacturing operations. Those reserves are based on significant estimates. Our estimates of future product demand or assessments of future consumption may prove to be inaccurate, in which case we may have understated or overstated the provision required. Although we make every effort to ensure the accuracy of our forecasts and assessments, any significant unanticipated changes, particularly in demand or competition levels, could have a significant impact on the values of our inventory and our reported operating results. In addition, abnormal amounts of inventory costs related to, among other things, idle facilities, freight handling and waste material expenses are recognized as period charges and expensed as incurred. The determination of such period costs requires the use of judgment in establishing the level of production that the Company considers normal. A different conclusion as to what constitutes normal production levels could result in material changes to idle capacity expenses recognized.
Equity-Based Compensation Expense Effective November 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize equity-based compensation expense for all share-based payment awards granted after November 1, 2005 and granted prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize equity-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and, accordingly, we were required to recognize compensation expense only when options were granted with a discounted exercise price.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that our historical volatility is a better indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the equity-based compensation expense could be significantly different from what we have recorded in the current period.
Restructuring Charge In October 2006, we restructured our plant operations. An accounting charge resulted from this restructuring, which required management to utilize significant estimates related to expenses for severance and other employee separation costs and the realizable values of certain assets formerly supporting production. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.
Patent Cost Capitalization We capitalize legal and related costs incurred in connection with pending patent applications. Such costs are amortized over the life of the patent, if successful, or charged to operations upon denial or in the period during which a determination not to further pursue such application is made. We also capitalized external legal costs incurred in the defense of our patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent. Our assessment of future economic benefit and/ or a successful defense of our patents involves considerable management judgment. A different conclusion could result in material write-offs of the carrying value of these assets.
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Year ended October 31,
	2006	2005	2004

Product sales	$255,838	$203,765	$170,565
Contract manufacturing sales	14,816	14,087	13,928

Total revenues	$270,654	$217,852	$184,493

Product sales increased by $52.1 million or 26% in fiscal 2006 as compared to fiscal 2005 and increased by $33.2 million or 19% in fiscal 2005 as compared to fiscal 2004, primarily due, in both comparative periods, to higher sales of nutritional products to our infant formula licensees. Substantially all of our product sales in fiscal 2006, 2005 and 2004 relate to the sale of our oils for use in infant formulas, and continued sales increases in both the U.S. and international markets contributed to our revenue growth. Included in product sales in fiscal 2006 and 2005 was $4.0 and $5.6 million, respectively, in sales of DHA oil to the pregnancy and nursing market. Sales to the pregnancy and nursing market began during the fourth quarter of fiscal 2004 and initial customer stocking occurred in fiscal 2005. Also included in product sales in fiscal 2006, 2005 and 2004 was $7.6 million, $5.4 million and $4.0 million, respectively, of sales of our oils for uses outside of the infant formula and pregnancy and nursing markets.

Approximately 83%, 88% and 90% of our product sales in fiscal 2006, 2005 and 2004, respectively, was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60%, 67% and 67% of our sales to infant formula licensees for fiscal 2006, 2005 and 2004, respectively, relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of October 31, 2006, we estimate that formula supplemented with our oils had penetrated approximately 85% of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is dependent to a significant degree upon the following factors: (i) the launches and expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) the launches of new products containing our nutritional oils by current or future customers; (iii) the timing and extent of stocking and destocking of inventory by our customers; and (iv) the availability and use by our customers and others of competitive products.
Contract manufacturing sales revenues, totaling approximately $14.8 million, $14.1 million and $13.9 million in fiscal 2006, 2005 and 2004, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues increased by $52.8 million or 24% in fiscal 2006 as compared to fiscal 2005 and increased by $33.4 million or 18% in fiscal 2005 as compared to fiscal 2004.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Year ended October 31,
	2006	2005	2004

Cost of product sales	$144,457	$120,865	$103,423
Cost of contract manufacturing sales	14,676	12,516	11,570
Idle capacity costs	9,620	—	—

Total cost of revenues	$168,753	$133,381	$114,993

Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 60% in fiscal 2006 from 59% in fiscal 2005. The increase was due to idle capacity charges (4%), partially offset by DHA productivity improvements (1%) and decreases in our overall cost of ARA (2%). Idle capacity costs were $9.6 million in fiscal 2006. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity.
Cost of product sales decreased as a percentage of product sales to 59% in fiscal 2005 from 61% in fiscal 2004. The decrease was primarily due to DHA productivity improvements (a decrease of approximately 4%) partially offset by an increase in our overall cost of ARA due primarily to the decline of the U.S. dollar against the euro, the currency in which we purchase a portion of our ARA.
Cost of contract manufacturing sales, totaling $14.7 million, $12.5 million and $11.6 million in fiscal 2006, 2005 and 2004, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix and volume.
We expect our overall gross profit margin in fiscal 2007 to reflect the improvements derived from the October 2006 plant restructuring, which will significantly reduce idle capacity costs. We expect, however, that for much of fiscal 2007 these benefits will be more than offset by increases to our ARA purchase costs from our third-party supplier. We are currently in negotiations with our ARA supplier in attempts to mitigate such price increases.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Year ended October 31,
	2006	2005	2004

Research and development	$24,823	$20,468	$18,596
Selling, general and administrative	41,614	33,404	25,804
Restructuring charge	4,729	—	—
Other operating expenses	1,158	7,654	4,000

Total operating expenses	$72,324	$61,526	$48,400

Research and Development Our research and development costs increased by $4.4 million or 21% in fiscal 2006 as compared to fiscal 2005. The increase is primarily due to additional costs incurred on clinical studies focusing on the cognitive benefits of DHA. Research and development expenses also include $1.2 million of non-cash equity-based compensation charges in fiscal 2006.
Our research and development costs increased by $1.9 million or 10% in fiscal 2005 as compared to fiscal 2004 due to additional resources focused on DHA and ARA production improvements, the development of new DHA products for the food and beverage industry and the commencement of new DHA clinical studies.

Selling, General and Administrative Our selling, general and administrative costs increased by $8.2 million or 25% in fiscal 2006 as compared to fiscal 2005. The increase was largely due to higher personnel costs, including an expansion of our sales and marketing staff (increase of $3.8 million), and legal costs (increase of $1.4 million). Selling, general and administrative expenses also include $2.1 million of non-cash equity-based compensation charges in fiscal 2006.
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
Restructuring Charge We recognized a charge of $4.7 million in fiscal 2006 resulting from the plant restructuring announced in October 2006 following a review of our current production and cost structure. This charge primarily includes employee separation costs and a write-down of certain assets supporting production in Winchester. We anticipate incurring approximately $500,000 of additional restructuring costs in fiscal 2007 related mainly to outplacement services and employee relocation costs. See Note 11 to the consolidated financial statements for further discussion.
Other Operating Expenses We incurred other operating expenses of $1.2 million, $7.7 million and $4.0 million in fiscal 2006, 2005 and 2004, respectively. These costs were significantly lower in fiscal 2006 as production start-up costs incurred by us have greatly diminished as a result of the completion in late 2005 of the Kingstree facility expansion. These expenditures in fiscal 2005 and 2004 related primarily to production start-up costs associated with the expansion at our Kingstree facility, which include training expenses and costs related to the scale-up and validation of new equipment and production processes. These costs also include qualification of certain third-party manufacturers as well as expenses related to the Winchester wastewater treatment matter in fiscal 2004.
Interest and Other Income, Net
Interest and other income, net, increased by $100,000 in fiscal 2006 as compared to fiscal 2005 and increased by $700,000 in fiscal 2005 as compared to fiscal 2004, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense increased by $2.7 million in fiscal 2006 as compared to fiscal 2005 and increased by $300,000 in fiscal 2005 as compared to fiscal 2004, as capitalization of interest costs has largely ceased with the completion of the Kingstree expansion. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision (Benefit)
The non-cash provision for income taxes totaled $10.2 million and $8.8 million in fiscal 2006 and 2005, respectively, and has been recorded based upon our effective tax rate of 36.5%.
In fiscal 2004, we reversed approximately $51 million of our deferred tax asset valuation allowance. This reversal resulted in the recognition of an income tax benefit totaling $25.2 million, a direct increase to stockholders’ equity of approximately $22.8 million due to non-qualified stock option exercises and a decrease to goodwill of approximately $2.6 million due to certain basis differences and net operating loss carryforwards resulting from our acquisition of OmegaTech. As of October 31, 2006, the net recorded value of our deferred tax asset was approximately $41.2 million. Realization of deferred tax assets is contingent upon the generation of future taxable income. As such, the realization of this $41.2 million asset will require the generation of approximately $113 million of future taxable income.
As of October 31, 2006, we had net operating loss carryforwards for Federal income tax purposes of approximately $183 million, which expire at various dates between 2010 and 2025. Of the total net operating loss carryforwards, the tax effect of approximately $51.6 million continues to be fully reserved through a valuation allowance as realizability of these assets is uncertain at this time. Should realization of these and other deferred tax assets become more likely than not, approximately $9.9 million of the resulting benefit will be reflected as an income tax benefit upon reversal of the allowance, approximately $7.3 million will be reflected as a reduction to goodwill and approximately $1.4 million will be reflected as an increase to stockholders’ equity.
Net Income
As a result of the foregoing, net income was $17.8 million in fiscal 2006 as compared to net income of $15.3 million in fiscal 2005 and net income of $47.0 million in fiscal 2004.
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
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income in fiscal 2006 were $3.3 million and $2.1 million lower, respectively, than if we had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share in fiscal 2006 were each $0.06 lower than if we had continued to account for equity-based compensation under APB 25. As of October 31, 2006, there was $2.3 million of total unrecognized compensation cost related to unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.
In December 2004 and January and May 2005, we modified the terms of certain outstanding and unvested stock options whose exercise prices were greater than our closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options. The accelerations enabled us to avoid recording approximately $27 million of compensation cost that would have been required to be recognized under SFAS 123R.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial position and results of operations.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At October 31, 2006, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $26.8 million as well as the $99 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $6.5 million from October 31, 2005. This decrease was due primarily to repayment of borrowings under our revolving credit facility, partially offset by our net income which allowed for the generation of positive operating cash flows.
In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. As such, in total, we expect that capital expenditures over the next twelve months will not exceed $20 million. In fiscal 2006, we incurred interest on borrowings of approximately $3.6 million and recorded amortization of related debt fees of approximately $200,000, of which, in total, approximately $700,000 was capitalized. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Net proceeds to us, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes. Remaining availability under the shelf registration statement is approximately $110 million at October 31, 2006.

The following table sets forth our future minimum payments under contractual obligations at October 31, 2006:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable(1)	$11,368	$1,163	$9,043	$370	$792
Borrowings under revolving credit facility	36,000	—	—	36,000	—
Operating lease obligations(2)	4,422	1,013	1,895	1,172	342
Unconditional purchase obligations(3), (4)	35,667	4,289	31,378	—	—

Total contractual cash obligations	$87,457	$6,465	$42,316	$37,542	$1,134

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Does not include lease payments on equipment formerly subject to operating lease at our Kingstree facility that we repurchased for $3.9 million in November 2006.

(3)	Primarily includes future inventory purchases from DSM pursuant to the guarantee described below in “Off-Balance Sheet Arrangements.”

(4)	Does not include $750,000 license payment for plant-based DHA technology due upon execution of an amendment to collaboration agreement between Martek and a Canadian biotechnology company in January 2007.
Included within notes payable is a $10 million note with a stated interest rate of 5% that we assumed as part of the acquisition of FermPro. The note was amended in January 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. Principal is amortized over a 20-year period, with the balance due at maturity.
In September 2005, we entered into a $135 million secured revolving credit facility that amended and expanded our existing $100 million credit facility. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.4%, 4.9% and 3.5% for the years ended October 31, 2006, 2005 and 2004, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.2%, 0.3% and 0.3%, respectively. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of October 31, 2006, we were in compliance with all of these debt covenants and had outstanding borrowings of $36 million under the revolving credit facility.
In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by us of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its research and development until June 2007, with expenses to be reimbursed by us through April 2007. Furthermore, we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we will make a license payment of $750,000, with additional payments of up to $750,000 due in certain circumstances, subject to minimum royalties of 1.5% of gross margin, as defined, if we ultimately commercialize a plant-based DHA using any technology. During the term of the license, we may be required to pay additional royalties of up to 6.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $26.8 million on-hand at October 31, 2006, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	our ability to operate profitably and generate positive cash flow;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with our defense against a putative securities class action and other lawsuits;

•	the costs of merger and acquisition activity; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $4.4 million over the remaining lease terms, which expire through 2011.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2006, the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
Purchases of ARA from DSM’s plant in Capua, Italy are denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. Our exposure to these currency fluctuations has decreased with DSM now producing 60% of its ARA in the U.S. at its Belvidere, New Jersey facility. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At October 31, 2006, we had unrealized gains on such hedge instruments totaling $200,000, net of income tax provision. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity. Based on our variable-rate debt outstanding at October 31, 2006, a 1% change in LIBOR would change annual interest costs by approximately $400,000. At October 31, 2006, the carrying amounts of debt approximate fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Martek Biosciences Corporation (“Martek”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Martek’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Martek’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect Martek’s transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Martek’s receipts and expenditures are being made only in accordance with authorizations of Martek’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Martek’s assets that could have a material effect on the financial statements.
There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.
Martek’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Martek’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that Martek’s internal control over financial reporting was effective as of October 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management discussed its assessment with the Audit Committee of the Board of Directors. Management’s assessment of the effectiveness of Martek’s internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steve Dubin Steve Dubin Chief Executive Officer and Director	/s/ Peter L. Buzy Peter L. Buzy Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration

January 9, 2007	January 9, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martek Biosciences Corporation at October 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 9, 2007 expressed an unqualified opinion thereon.
As discussed in Note 3 to the consolidated financial statements, in fiscal year 2006, Martek Biosciences Corporation changed its method of accounting for equity-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.
/s/ Ernst & Young LLP
January 9, 2007
McLean, Virginia

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Martek Biosciences Corporation maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martek Biosciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Martek Biosciences Corporation maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Martek Biosciences Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006 of Martek Biosciences Corporation and our report dated January 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
January 9, 2007
McLean, Virginia

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
In thousands, except share and per share data	2006	2005

Assets
Current assets
Cash and cash equivalents	$15,578	$11,047
Short-term investments and marketable securities	11,250	22,300
Accounts receivable, net	32,746	27,603
Inventories, net	100,320	91,535
Other current assets	10,074	5,929

Total current assets	169,968	158,414

Property, plant and equipment, net	291,445	290,733
Deferred tax asset	39,969	48,201
Goodwill	48,603	48,490
Other intangible assets, net	36,828	31,129
Other assets, net	14,033	1,518

Total assets	$600,846	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,663	$16,661
Accrued liabilities	24,098	13,692
Current portion of notes payable and other long-term obligations	1,231	3,113
Current portion of deferred revenue	2,794	740

Total current liabilities	49,786	34,206

Long-term debt under revolving credit facility	36,000	55,000
Notes payable and other long-term obligations	10,277	11,115
Long-term portion of deferred revenue	9,335	8,959

Total liabilities	105,398	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,156,162 and 32,026,595 shares issued and outstanding, respectively	3,216	3,203
Additional paid-in capital	523,486	515,237
Accumulated other comprehensive income	171	1
Accumulated deficit	(31,425)	(49,236)

Total stockholders’ equity	495,448	469,205

Total liabilities and stockholders’ equity	$600,846	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended October 31,
In thousands, except share and per share data	2006	2005	2004

Revenues:
Product sales	$255,838	$203,765	$170,565
Contract manufacturing sales	14,816	14,087	13,928

Total revenues	270,654	217,852	184,493

Cost of revenues:
Cost of product sales	144,457	120,865	103,423
Cost of contract manufacturing sales	14,676	12,516	11,570
Idle capacity costs	9,620	—	—

Total cost of revenues	168,753	133,381	114,993

Gross margin	101,901	84,471	69,500

Operating expenses:
Research and development (1)	24,823	20,468	18,596
Selling, general and administrative (1)	41,614	33,404	25,804
Restructuring charge	4,729	—	—
Other operating expenses	1,158	7,654	4,000

Total operating expenses	72,324	61,526	48,400

Income from operations	29,577	22,945	21,100

Interest and other income, net	1,490	1,428	777
Interest expense	(3,018)	(303)	(5)

Income before income tax provision (benefit)	28,049	24,070	21,872
Income tax provision (benefit) (1)	10,238	8,786	(25,176)

Net income	$17,811	$15,284	$47,048

Net income per share
Basic	$0.55	$0.49	$1.62

Diluted	$0.55	$0.48	$1.55

Weighted average common shares outstanding
Basic	32,113,301	31,164,149	29,033,241
Diluted	32,343,015	32,031,503	30,385,707

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	1,143	—	—
Selling, general and administrative	2,129	—	—
Income tax provision (benefit)	(1,194)	—	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2003	28,041,323	$2,804	$352,728	$—	$(111,568)	$243,964

Issuance of common stock, net of issuance costs	176,885	18	11,272	—	—	11,290
Exercise of stock options and warrants	1,272,919	127	20,817	—	—	20,944
Equity-based compensation	—	—	28	—	—	28
Tax benefit of exercise of non-qualified stock options	—	—	22,822	—	—	22,822
Net income	—	—	—	—	47,048	47,048
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $0	—	—	—	68	—	68

Comprehensive income						47,116

Balance at October 31, 2004	29,491,127	2,949	407,667	68	(64,520)	346,164

Issuance of common stock, net of issuance costs	1,756,614	176	81,268	—	—	81,444
Exercise of stock options	778,854	78	18,592	—	—	18,670
Equity-based compensation	—	—	36	—	—	36
Tax benefit of exercise of non-qualified stock options	—	—	7,674	—	—	7,674
Net income	—	—	—	—	15,284	15,284
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax of $0	—	—	—	(67)	—	(67)

Comprehensive income						15,217

Balance at October 31, 2005	32,026,595	3,203	515,237	1	(49,236)	469,205

Exercise of stock options and warrants	129,567	13	2,909	—	—	2,922
Equity-based compensation	—	—	3,753	—	—	3,753
Tax benefit of exercise of non-qualified stock options	—	—	1,587	—	—	1,587
Net income	—	—	—	—	17,811	17,811
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $102	—	—	—	170	—	170

Comprehensive income						17,981

Balance at October 31, 2006	32,156,162	$3,216	$523,486	$171	$(31,425)	$495,448

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
In thousands	2006	2005	2004

Operating activities

Net income	$17,811	$15,284	$47,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,149	16,494	8,687
Provision for inventory obsolescence	500	2,000	500
Deferred tax provision (benefit)	10,238	8,786	(25,176)
Equity-based compensation expense	3,272	—	—
Incremental tax benefit from exercise of non-qualified stock options	(1,587)	—	—
Loss from disposal and write-down of assets and other	2,845	1,131	169
Changes in operating assets and liabilities:
Accounts receivable	(5,143)	9,689	(17,128)
Inventories	(20,804)	(63,156)	(15,525)
Other assets	(4,393)	1,413	1,324
Accounts payable	5,002	(10,303)	9,150
Accrued liabilities	8,527	2,947	1,552
Deferred revenue and other liabilities	2,205	(1,429)	(511)

Net cash provided by (used in) operating activities	35,622	(17,144)	10,090

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	11,050	(9,095)	53,842
Expenditures for property, plant and equipment	(10,902)	(57,181)	(180,409)
(Repurchase) proceeds from sale-leaseback transaction and other	(6,877)	4,272	10,895
Capitalization of intangible and other assets	(6,862)	(4,989)	(9,383)

Net cash used in investing activities	(13,591)	(66,993)	(125,055)

Financing activities

Repayments of notes payable and other long-term obligations	(3,009)	(4,875)	(2,748)
(Repayments) borrowings under revolving credit facility, net	(19,000)	(30,000)	85,000
Proceeds from the issuance of common stock, net of issuance costs	—	81,444	11,290
Proceeds from the exercise of stock options and warrants	2,922	18,670	20,944
Incremental tax benefit from exercise of non-qualified stock options	1,587	—	—
Other	—	500	—

Net cash (used in) provided by financing activities	(17,500)	65,739	114,486

Net increase (decrease) in cash and cash equivalents	4,531	(18,398)	(479)
Cash and cash equivalents, beginning of year	11,047	29,445	29,924

Cash and cash equivalents, end of year	$15,578	$11,047	$29,445

Supplemental cash flow disclosures:
Interest paid	$3,625	$3,528	$2,084
Income taxes paid	$280	$—	$—
Notes payable issued in acquisition of land	$—	$800	$—
Purchase of DSM license through long-term obligation	$—	$—	$6,000
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
Martek’s nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Many researchers believe that these fatty acids may enhance mental and visual development in infants and play a pivotal role in brain function throughout life. Low levels of DHA in adults have also been linked to a variety of health risks, including cardiovascular problems and various neurological and visual disorders. Additional research is underway to assess what impact, if any, supplementation with the Company’s DHA will have on these health risks. Martek’s fluorescent detection products and technologies aid researchers in drug discovery and diagnostics.
Martek also provides contract manufacturing services. These services are for both large and small companies and relate primarily to the production of enzymes, specialty chemicals, vitamins, agricultural specialties and intermediates.
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
Segment Information The Company currently operates in one material business segment, the development and commercialization of novel products from microalgae, fungi and other microbes. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $3.6 million, $2.4 million and $2.2 million in fiscal 2006, 2005 and 2004, respectively, and is included in product sales revenue in the consolidated statements of income.
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

Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of certain purchases of ARA from DSM Food Specialties’ B.V. (“DSM”), which are denominated in euros.
The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of October 31, 2006, outstanding forward contracts had notional values aggregating approximately 9.8 million euros (equivalent to $12.5 million at October 31, 2006). The resulting unrealized gains and losses are recorded as a component of other comprehensive income. These contracts effectively fix our exchange rate between the U.S. dollar and the euro for periods ranging from 30 to 120 days.
Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity and third-party costs for contracted work as well as ongoing clinical trials costs.
Advertising Advertising costs are expensed as incurred. Advertising costs were approximately $1,000,000 in each of fiscal 2006, 2005 and 2004.
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
Deferred Income Taxes Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are projected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
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
Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, if any, as well as changes in the market value of exchange rate forward contracts in other comprehensive income in the Consolidated Statements of Stockholders’ Equity.
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
At October 31, 2006 and 2005, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 40 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at October 31, 2006 and 2005.
Trade Receivables Trade receivables are reported in the consolidated balance sheets at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. The Company may extend credit terms up to 50 days and considers receivables past due if not paid by the due date. The Company performs ongoing credit evaluations of its customers and extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Losses have historically been within management’s expectations. The allowance for doubtful accounts was approximately $40,000 and $100,000 as of October 31, 2006 and 2005, respectively.
Concentration of Credit Risk and Significant Customers Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s efforts to monitor its exposure for credit losses and by maintaining allowances, if necessary. Four customers accounted for approximately 83%, 88% and 90% of the Company’s product sales in fiscal 2006, 2005 and 2004, respectively. At October 31, 2006 and 2005, four customers accounted for approximately 70% and 77%, respectively, of the Company’s outstanding accounts receivable balance. Included in these amounts, one of the Company’s customers accounted for approximately 45%, 49% and 55% of total product sales in fiscal 2006, 2005 and 2004, respectively, and represented 43% and 55% of the Company’s outstanding accounts receivable balance at October 31, 2006 and 2005, respectively. Approximately 60% of the Company’s sales were to domestic customers in fiscal 2006 and approximately 67% of the Company’s sales were to domestic customers in each of fiscal 2005 and 2004.
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
Property, Plant and Equipment Property, plant and equipment, including leasehold improvements, is stated at cost and depreciated or amortized when placed into service using the straight-line method, based on useful lives as follows:

Asset Description	Useful Life (years)

Building	15 — 30
Fermentation equipment	10 — 20
Oil processing equipment	10 — 20
Other machinery and equipment	5 — 10
Furniture and fixtures	5 — 7
Computer hardware and software	3 — 7
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
Patent Costs The Company has filed a number of patent applications in the U.S. and in foreign countries. Legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to patent applications are amortized over the life of the patent, if successful, or charged to operations upon denial or in the period during which a determination not to further pursue such application is made. The Company has also capitalized external legal costs incurred in the defense of its patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent.
Goodwill and Other Intangible Assets The Company recorded goodwill and purchased intangible assets in its acquisition of OmegaTech in April, 2002 and goodwill in its acquisition of FermPro in September 2003. The goodwill acquired in the OmegaTech and FermPro acquisitions is subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and, accordingly, is not being amortized. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets and patents are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years (see Note 8).

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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
3. EQUITY-BASED COMPENSATION
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
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the year ended October 31, 2006 were $3.3 million and $2.1 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the year ended October 31, 2006 were each $0.06 lower than if the Company had continued to account for equity-based compensation under APB 25.
The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to equity-based compensation for the years ended October 31, 2005 and 2004. The reported and pro forma net income and net income per share for the year ended October 31, 2006 are the same because equity-based compensation is calculated under the provisions of SFAS 123R. The amounts for the year ended October 31, 2006 are included in the following table only to provide net income and net income per share for a comparative presentation to the periods of the previous years. The pro forma disclosure for the years ended October 31, 2005 and 2004 utilized the Black-Scholes-Merton option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Year ended October 31,
	2006	2005	2004

Net income, as reported	$17,811	$15,284	$47,048

Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(58,349)	(17,920)

Pro forma net income (loss)	$17,811	$(43,065)	$29,128

Net income (loss) per share:
Basic — as reported	$0.55	$0.49	$1.62

Basic — pro forma	$0.55	$(1.38)	$1.00

Diluted — as reported	$0.55	$0.48	$1.55

Diluted — pro forma	$0.55	$(1.38)	$0.96

In December 2004 and January and May 2005, the Company modified the terms of certain outstanding and unvested stock options whose exercise prices were greater than Martek’s closing stock price on the modification dates. Total modifications served to immediately vest approximately 1.2 million unvested stock options. The accelerations enabled the Company to avoid recording approximately $27 million of compensation cost that would have been required to be recognized under SFAS 123R.
The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during the year ended October 31, 2006, as well as for option grants during all prior periods. As follows are the weighted average assumptions used in valuing the stock options granted during the years ended October 31, 2006, 2005 and 2004, and a discussion of the Company’s methodology for developing each of the assumptions used:

	Year ended October 31,
	2006	2005	2004

Expected volatility	61.1%	62.7%	78.9%
Risk-free interest rate	4.7%	3.9%	3.9%
Expected life of options	5 years	5 years	5 years
Expected dividend yield	0%	0%	0%
Forfeiture rate	1%	2%	2%
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the preceding five-year period to estimate expected volatility. Since fiscal 2001, the Company’s annual volatility has ranged from 61.1% to 78.9% with an average of 68.1%.
Risk-Free Interest Rate — This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
Expected Life of Options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the years ended October 31, 2006, 2005 and 2004 have a maximum term of ten years.
Expected Dividend Yield — The Company has never declared or paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future.
Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data with further consideration given to the level of the employees to whom the options were granted.
As of October 31, 2006, the Company had several equity-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans for the year ended October 31, 2006 was approximately $3.3 million. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was approximately $1.2 million in the year ended October 31, 2006. Compensation cost capitalized as part of inventory during the year ended October 31, 2006 was approximately $500,000. For stock subject to graded vesting, the Company has utilized the “straight-line” method for allocating compensation cost by period.
Stock Option Plans
As of October 31, 2006, the Company had stock options outstanding that were previously granted under the Company’s 1986 Stock Option Plan, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Option Plans.” With exception of the 1994 Directors’ Option Plan, option awards under the Option Plans are granted at prices as determined by the Compensation Committee, but shall not be less than the fair market value of the Company’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. At October 31, 2006, approximately 1.3 million shares of common stock were available for future grants under the Option Plans.
As result of the Company’s purchase of OmegaTech in 2002, the Company assumed 154,589 options from the OmegaTech, Inc. 1996 Stock Option Plan (“OmegaTech Plan”). No new options may be issued under this plan as of the date of the purchase. Under the OmegaTech Plan, exercise prices were determined by the Compensation Committee, but at an exercise price not less than the fair market value of OmegaTech’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and were all 100% vested as of the purchase date. The 2003 New Employee Stock Option Plan (“2003 Plan”) was adopted in conjunction with the acquisition of FermPro in 2003.
A summary of option activity under the Option Plans as of October 31, 2006 and changes during the three years then ended are as follows (shares and intrinsic value in thousands):

				Weighted Average
				Remaining
	Number of	Weighted Average	Aggregate	Contractual
	Shares	Price/Share	Intrinsic Value	Term (years)

Options outstanding at October 31, 2003	4,294	$22.55
Options exercisable at October 31, 2003	2,514	$18.45

Granted	1,067	$59.60
Exercised	(1,240)	$16.39
Cancelled	(71)	$36.39

Options outstanding at October 31, 2004	4,050	$33.91
Options exercisable at October 31, 2004	2,138	$26.33

Granted	700	$48.69
Exercised	(779)	$23.98
Cancelled	(47)	$44.79

Options outstanding at October 31, 2005	3,924	$38.39
Options exercisable at October 31, 2005	3,438	$40.14

Granted	59	$31.71
Exercised	(98)	$24.92
Cancelled	(171)	$40.21

Options outstanding at October 31, 2006	3,714	$38.56	$6,483	6.2
Options exercisable at October 31, 2006	3,466	$39.32	$6,049	6.2

Detailed information on the options outstanding under the Option Plans on October 31, 2006 by price range is set forth as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of	Options	Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price

$6.25 — $9.37	32,675	2.5	$7.35	32,675	$7.35
$9.38 — $14.07	128,529	3.3	$11.84	128,529	$11.84
$14.08 — $21.12	602,839	4.2	$16.48	537,129	$16.39
$21.13 — $31.69	1,151,962	6.0	$27.68	1,046,994	$27.85
$31.70 — $47.55	170,075	7.8	$39.40	115,635	$41.78
$47.56 — $68.08	1,628,369	7.2	$57.07	1,605,369	$57.13

	3,714,449	6.2	$38.56	3,466,331	$39.32

The weighted average fair market value of the options at the date of grant for options granted during the years ended October 31, 2006, 2005 and 2004 was $17.84, $28.59 and $39.21, respectively. The total intrinsic value of stock options exercised during the year ended October 31, 2006 was approximately $600,000.

As of October 31, 2006, there was $2.3 million of total unrecognized compensation cost related to unvested stock options granted under the Option Plans. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.
4. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into an agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. In February 2006, the Company and DSM entered into an amendment to the original agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2006, the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period, must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved in order to finalize 2006 ARA pricing. Absent a favorable resolution to us, the recorded cost of ARA will approximate, in all material respects, the agreed-upon amounts when negotiations with DSM are complete.
5. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $11.3 million and $22.3 million as of October 31, 2006 and October 31, 2005, respectively. There were no unrealized holding gains or losses or realized gains or losses during the years ended October 31, 2006, 2005 and 2004.
6. INVENTORIES
Inventories consist of the following (in thousands):

	October 31,
	2006	2005

Finished goods	$43,928	$34,328
Work in process	66,968	55,073
Raw materials	3,024	3,634

Total inventories	113,920	93,035
Less: inventory reserve	(1,600)	(1,500)

Total inventories, net	112,320	91,535
Less: long-term portion	(12,000)	—

Inventories, net	$100,320	$91,535

Idle capacity costs totaled $9.6 million for the year ended October 31, 2006 and related primarily to certain fixed costs associated with the underutilized portion of the Company’s Kingstree, South Carolina production plant. See Note 11 for a discussion of the Company’s restructuring of plant operations in October 2006.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	October 31,
	2006	2005

Land	$2,320	$2,318
Building and improvements	53,177	45,515
Machinery and equipment	152,635	164,039
Furniture and fixtures	2,716	3,161
Computer hardware and software	8,602	8,085

	219,450	223,118
Less: accumulated depreciation and amortization	(29,674)	(26,764)

	189,776	196,354
Construction in progress	10,984	56,840
Assets held for future use, net	90,685	37,539

Property, plant and equipment, net	$291,445	$290,733

Depreciation and amortization expense on property, plant and equipment totaled approximately $14.3 million, $14.0 million and $6.8 million for the years ended October 31, 2006, 2005 and 2004, respectively.
Assets held for future use are comprised of certain production assets that are not expected to be utilized in the manufacturing process for a period of at least six months. See Note 11 for discussion of assets being held for sale.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	October 31, 2006			October 31, 2005
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,053	$(545)	$1,508	$2,026	$(401)	$1,625
Patents	19,233	(1,835)	17,398	11,741	(1,734)	10,007
Core technology	1,708	(455)	1,253	1,708	(342)	1,366
Current products	10,676	(3,228)	7,448	10,676	(2,516)	8,160
Licenses	11,091	(1,870)	9,221	11,091	(1,120)	9,971
Goodwill	48,603	—	48,603	48,490	—	48,490

	$93,364	$(7,933)	$85,431	$85,732	$(6,113)	$79,619

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. The Company recorded amortization expense on intangible assets of approximately $2.8 million, $2.5 million and $1.9 million during the years ended October 31, 2006, 2005 and 2004, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years will be approximately $3.2 million.
The Company recorded patent amortization expense of approximately $1.1 million, $800,000 and $600,000 in the years ended October 31, 2006, 2005 and 2004, respectively.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 31,
	2006	2005

Salaries and employee benefits	$12,328	$7,214
Inventory receipt obligations	3,094	1,544
Other	8,676	4,934

	$24,098	$13,692

10. NOTES PAYABLE AND LONG-TERM DEBT
In September 2005, the Company entered into a $135 million secured revolving credit facility that amended and expanded the $100 million credit facility entered into in May 2004. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.4%, 4.9% and 3.5% for the years ended October 31, 2006, 2005 and 2004, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.2%, 0.3% and 0.3% for the years ended October 31, 2006, 2005 and 2004, respectively. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of October 31, 2006, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $36 million under the revolving credit facility. All borrowings are due at maturity.
In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro in fiscal 2003, the Company assumed a $10 million secured note. The note was amended in January 2004 and is now an unsecured obligation of the Company with a maturity date of December 31, 2008. The note has a stated interest rate of 5% and principal is amortized over a 20-year period with the balance due at maturity.
The annual maturities of the Company’s notes payable and long-term debt at October 31, 2006 are summarized as follows (in thousands):

Fiscal Year
2007	$670
2008	686
2009	7,777
2010	183
2011	100
Subsequent to 2011	626

$10,042

During the years ended October 31, 2006, 2005 and 2004, the Company incurred interest on borrowings of approximately $3.6 million, $3.5 million and $2.1 million, respectively, and recorded amortization of related debt fees of approximately $200,000, $300,000 and $200,000, respectively. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction. Accordingly, during the years ended October 31, 2006, 2005 and 2004, approximately $700,000, $3.5 million and $2.3 million of interest has been capitalized in the accompanying financial statements.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at October 31, 2006 and 2005 approximate their fair values based on instruments of similar terms available to the Company.
11. RESTRUCTURING CHARGE
In October 2006, the Company restructured its plant operations following a review of production and cost structure. Under the restructuring, a substantial portion of production previously taking place at the Winchester, Kentucky manufacturing facility was transferred to the Kingstree, South Carolina manufacturing facility. The restructuring is expected to reduce manufacturing costs and operating expenses due to improved overall manufacturing efficiency and a reduction in the Company’s workforce at the Winchester site.
As a result of the restructuring, a charge of approximately $4.7 million was recorded in fiscal 2006. This charge includes employee separation costs of $2.0 million, a write-down of certain assets of $2.6 million and professional fees of $100,000. Employee separation costs include salary continuation, severance, medical and other benefits. The recorded asset write-down relates primarily to certain assets which formerly supported Winchester production and which are now being held for sale. The resulting net book value of these assets included in the Company’s consolidated financial statements is approximately $200,000 at October 31, 2006, which represents their estimated fair market value less costs to sell. The Company anticipates incurring approximately $500,000 of additional restructuring costs in fiscal 2007 related to employee separation costs.
The following table summarizes the activity related to the restructuring charge and liability for restructuring costs (in thousands):

	Employee
	Separation	Asset
	Costs	Write-down	Other	Total

Initial charge in the fourth quarter of fiscal 2006	$2,032	$2,568	$129	$4,729
Cash payments	(60)	—	(55)	(115)
Asset write-down	—	(2,568)	—	(2,568)

Liability for restructuring costs at October 31, 2006	$1,972	$—	$74	$2,046

12. COMMITMENTS AND CONTINGENCIES
Leases The Company leases its Columbia, Maryland premises under an operating lease. In May 2004, the Company amended its existing lease for laboratory and administrative space at the Columbia, Maryland office to extend the term of the lease as well as expand the Company’s leased space by approximately 15%. In fiscal 2006, the Company expanded its Columbia leased space by an additional 20%. The leases expire in January 2011. The terms of the lease include annual rent escalations of 2.5%.
The Company also leases its premises in Boulder, Colorado under an operating lease that expires in May 2008. The terms of the lease include annual rent escalations of 3.5%. Additionally, the Company leases certain property classified as operating leases at its Winchester, Kentucky and Kingstree, South Carolina manufacturing facilities and its Boulder offices.
Rent expense was approximately $5.0 million, $4.0 million and $1.6 million for the years ended October 31, 2006, 2005 and 2004, respectively. The Company received sublease income of approximately $100,000 for the year ended October 31, 2004 for office and lab space that it had previously subleased in Columbia, Maryland.
Future minimum lease payments under operating leases at October 31, 2006 are as follows (in thousands):

Fiscal Year

2007	$1,013
2008	997
2009	898
2010	915
2011	257
After 2011	342

$4,422

Scientific Research Collaborations The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. Martek incurred approximately $100,000 in each of fiscal 2006, 2005 and 2004 in royalties under such agreements pertaining to the Company’s fluorescent detection products.
In December 2003, the Company entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by the Company of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its research and development until June 2007, with expenses to be reimbursed by the Company through April 2007. Furthermore, the Company acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, the Company will make a license payment of $750,000, with additional payments of up to $750,000 due in certain circumstances, subject to minimum royalties of 1.5% of gross margin, as defined, if Martek ultimately commercializes a plant-based DHA using any technology. During the term of the license, the Company may be required to pay additional royalties of up to 6.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.

Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of October 31, 2006, the Company’s remaining obligation was approximately $10.2 million.
OmegaTech Milestone In April 2002, the Company completed its acquisition of OmegaTech, Inc. (“OmegaTech”), a DHA producer located in Boulder, Colorado. In connection with the purchase, the Company issued 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. The aggregate purchase price for OmegaTech was approximately $54.1 million. The purchase agreement also provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones are met. Two of these milestones relate to operating results and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the conditions of one of the regulatory milestones were met, and accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued. The payment of this additional consideration was recorded as goodwill.
As of October 31, 2006, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone and one of the financial milestones should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (Nutrinova) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of several Martek patents and that these patents were valid. It also found that Lonza acted willfully in its infringement of one of these patents. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. In connection with its patent defense, the Company has incurred and capitalized costs totaling $9.6 million.
Class Action Lawsuit Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and is defending vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any. The Company believes that the costs and expenses related to this litigation could be significant. These lawsuits are further described in Item 3 of Part I of this Form 10-K, “Legal Proceedings.”
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
13. LICENSE AGREEMENTS
The Company has licensed certain technologies and recognized license fee revenue under various agreements. License fees are recorded as deferred revenue and amortized on a straight-line basis over the term of the agreement, generally 15 to 25 years. The Company recognized approximately $500,000, $500,000 and $400,000 as license revenue for the years ended October 31, 2006, 2005 and 2004, respectively. The balance of these license fees and prepaid product purchases remaining in deferred revenue was approximately $12.1 million and $9.7 million at October 31, 2006 and 2005, respectively.

14. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended October 31,
	2006	2005	2004

Net income	$17,811	$15,284	$47,048

Weighted average shares outstanding, basic	32,113	31,164	29,033
Effect of dilutive potential common shares:
Stock options	230	849	1,315
Warrants	—	19	38

Total dilutive potential common shares	230	868	1,353

Weighted average shares outstanding, diluted	32,343	32,032	30,386

Net income per share, basic	$0.55	$0.49	$1.62

Net income per share, diluted	$0.55	$0.48	$1.55

Employee stock options to purchase approximately 2.7 million, 1.7 million and 600,000 shares were outstanding but were not included in the computation of diluted net income per share for the years ended October 31, 2006, 2005 and 2004, respectively, because the effects would have been antidilutive.
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
16. INCOME TAXES
The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year ended October 31,
	2006	2005	2004

Federal income tax expense at 35%	$9,817	$8,425	$7,656

State taxes, net of Federal benefit	251	283	828
Change in valuation allowance	—	—	(33,593)
Other	170	78	(67)

Total provision (benefit)	$10,238	$8,786	$(25,176)

During the year ended October 31, 2004, the Company reversed approximately $51 million of its deferred tax asset valuation allowance. This reversal resulted in the recognition of an income tax benefit totaling $25.2 million, a direct increase to stockholders’ equity of approximately $22.8 million due to historical non-qualified stock option exercises and a decrease to goodwill of approximately $2.6 million due to certain basis differences and net operating loss carryforwards resulting from the Company’s acquisition of OmegaTech.
Substantially all of the provision or benefit for income taxes in fiscal 2006, 2005 and 2004 results from changes in deferred income taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	October 31,
	2006	2005

Deferred tax assets:
Accruals and reserves	$1,815	$1,408
Patents and trademarks	309	528
Net operating loss carryforwards	66,437	77,833
Deferred revenue	4,271	3,494
Equity-based compensation	1,306	—
Other	79	214

Total assets	74,217	83,477

Deferred tax liabilities:
Property, plant and equipment	(10,513)	(5,958)
Acquired intangibles	(3,051)	(3,507)
Goodwill	(816)	(559)
Other	(101)	—

Total liabilities	(14,481)	(10,024)

Total deferred tax asset	59,736	73,453
Valuation allowance	(18,586)	(23,832)

Deferred tax asset, net of valuation allowance	41,150	49,621
Less: current deferred tax asset	(1,181)	(1,420)

Long-term deferred tax asset	$39,969	$48,201

Realization of total deferred tax assets is contingent upon the generation of future taxable income. Due to the uncertainty of realization, a valuation allowance against certain deferred tax assets primarily related to net operating loss carryforwards has been recorded as of October 31, 2006 and 2005. Should realization of these deferred tax assets become more likely than not, approximately $9.9 million of the resulting benefit will be reflected as an income tax benefit upon reversal of the allowance, approximately $7.3 million will be reflected as a reduction to goodwill and approximately $1.4 million will be reflected as an increase to stockholders’ equity. Although the Company has net operating losses available to offset future taxable income, the Company may be subject to Federal alternative minimum taxes.
In connection with its implementation of SFAS 123R on November 1, 2006, the Company adopted the tax law method for determining the order in which deductions, carryforwards and credits are realized by the Company. Consistent with the tax law approach, the Company recorded increases to additional paid-in capital of approximately $4.9 million in fiscal 2006 which related to the realization of the tax benefits associated with fiscal 2006 non-qualified stock exercises and the reversal of valuation allowance on certain net operating loss carryforwards related to stock option exercises in prior years that were deemed realized during fiscal year 2006. Furthermore, during the fiscal 2006, the Company made a correction to its accounting for certain prior year stock option exercises whose benefit had been fully recognized as an increase to additional paid in capital. This correction resulted in a $3.3 million decrease to deferred tax asset and a corresponding decrease to additional paid-in capital.
As of October 31, 2006, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $183 million, which expire at various dates between 2010 and 2025. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if the Company incurs a change in ownership as defined under Section 382 of the Internal Revenue Code.
17. EMPLOYEE 401(K) PLAN
The Company maintains an employee 401(k) Plan (the “Plan”). The Plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount up to 100% of their total compensation to contribute to the Plan, not to exceed the maximum allowable by Internal Revenue Service regulations. The Company may make “matching contributions” equal to a discretionary percentage up to 3% of a participant’s salary, based on deductions of up to 6% of a participant’s salary. All amounts deferred by a participant under the 401(k) Plan’s salary reduction feature vest immediately in the participant’s account while contributions the Company may make would vest over a five-year period in the participant’s account. The Company contribution was approximately $900,000, $800,000 and $600,000 for the years ended October 31, 2006, 2005 and 2004, respectively.
18. QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial information for fiscal 2006 and 2005 is presented in the following table (in thousands, except per share data):

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter

2006
Total revenues	$62,892	$70,218	$70,358		$67,186
Cost of revenues	38,209	42,975	43,875		43,694
Income from operations	9,295	10,280	8,717		1,285	(1)
Net income	5,583	6,288	5,299		641	(1)
Net income per share, basic	0.17	0.20	0.16		0.02
Net income per share, diluted	0.17	0.19	0.16		0.02

2005
Total revenues	$66,489	$55,831	$39,489	(2)	$56,043
Cost of revenues	38,906	35,377	25,690		33,408
Income (loss) from operations	11,137	4,951	(587	)(2)	7,444
Net income (loss)	7,072	3,433	(109	)(2)	4,888
Net income (loss) per share, basic	0.24	0.11	(0.00)		0.15
Net income (loss) per share, diluted	0.23	0.11	(0.00)		0.15

(1)	In the fourth quarter of fiscal 2006, Martek recognized a charge of $4.7 million related to the restructuring of plant operations (see Note 11).

(2)	In the third quarter of fiscal 2005, revenues declined due to a build-up of inventory by certain customers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a—15 (e) and 15d—15 (e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included in Part II, Item 8 of this Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting, included in Part II, Item 8 of this Form 10-K. There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item 1 — Business “Directors and Executive Officers of the Registrant.” Additional information on our directors and the other information required by this item will be contained in the following sections of our 2007 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Election of Directors
Board Committees
Section 16(a) Beneficial Ownership Reporting Compliance
As part of our system of corporate governance, our Board of Directors has adopted a code of ethics for senior financial officers that is specifically applicable to our chief executive officer, president, chief financial officer and controller. This code of ethics is available on the corporate governance page of the investor information section of our website at http://www.martek.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address above.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item will be contained in the following sections of our 2007 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Directors Fees
Compensation

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the following sections of our 2007 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Beneficial Ownership of Common Stock
Equity Compensation Plan Information

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item will be contained in the following sections of our 2007 Definitive Proxy Statement, which section is hereby incorporated by reference:
Certain Relationships and Related Transactions

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained in the following sections of our 2007 Definitive Proxy Statement, which section is hereby incorporated by reference:
Independent Auditors

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Index to Consolidated Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8- Financial Statements and Supplementary Data.
(a)(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts- Years Ended October 31, 2006 and 2005	69
Other financial statement schedules for the years ended October 31, 2006 and 2005 and financial statement schedules for the year ended October 31, 2004 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
(a)(3) Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SCHEDULE II
MARTEK BIOSCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 31, 2006 AND 2005

In thousands
	Balance at			Balance at
Description	Beginning of Year	Additions	Deductions	End of Year

Year ended October 31, 2006:

Deferred tax valuation allowance	$23,832	$—	$(5,246)	$18,586

Reserve for inventory obsolescence	$1,500	$500	$(400)	$1,600

Year ended October 31, 2005:

Deferred tax valuation allowance	$22,077	$1,755	$—	$23,832

Reserve for inventory obsolescence	$1,000	$2,000	$(1,500)	$1,500

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 16, 2007.

MARTEK BIOSCIENCES CORPORATION
By	/s/ Steve Dubin
Steve Dubin
Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Steve Dubin Steve Dubin	Chief Executive Officer and Director (Principal Executive Officer)	January 16, 2007

/s/ Peter L. Buzy Peter L. Buzy	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial Officer and Accounting Officer)	January 16, 2007

/s/ James R. Beery James R. Beery	Director	January 16, 2007

/s/ Harry J. D’Andrea Harry J. D’Andrea	Director	January 16, 2007

/s/ Robert J. Flanagan Robert J. Flanagan	Director	January 16, 2007

/s/ Polly B. Kawalek Polly B. Kawalek	Director	January 16, 2007

/s/ Jerome C. Keller Jerome C. Keller	Director	January 16, 2007

/s/ Henry Linsert, Jr. Henry Linsert, Jr.	Director	January 16, 2007

Signatures	Title	Date

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr.	Director	January 16, 2007

/s/ John H. Mahar John H. Mahar	Director	January 16, 2007

/s/ Eugene H. Rotberg Eugene H. Rotberg	Director	January 16, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER#	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation.

3.02	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03	Certificate of Elimination of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

3.04	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.05	Amended By-Laws of Registrant (filed as exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on September 27, 2006, and incorporated by reference herein).

3.06	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

4.02	Rights Agreement, dated as of February 7, 2006, between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

10.01	Form Indemnification Agreement for directors.

10.02	1986 Stock Option Plan, as amended. +

10.03	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.04	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.

10.05	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V. (filed as Exhibit 10.01 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.05A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.06	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company (filed as Exhibit 10.02 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.06A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.07	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version) (filed as Exhibit 10.03 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.07A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.08	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.

EXHIBIT
NUMBER#	DESCRIPTION

10.09	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31,1995, and incorporated by reference herein).

10.10	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein). +

10.11	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein). +

10.12	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as Exhibit 10.25 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 1997, and incorporated by reference herein).

10.13	Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R Columbia Limited Partnership (filed as Exhibit 10.26 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 1998, and incorporated by reference herein).

10.14	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories (filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).

10.15	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, filed on November 16, 2001, and incorporated by reference herein). +

10.16	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, File No. 0-22354, dated March 2, 2001 and incorporated by reference herein).

10.17	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust (filed as Exhibit 10.34 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2001, and incorporated by reference herein).

10.18	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders Trust (filed as Exhibit 10.35 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2001, and incorporated by reference herein).

10.19	Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as Exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No.0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.20	OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as Exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.21	Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed as Exhibit 10.39 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.22	Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed as Exhibit 10.41 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein).*

10.23	Agreement and Plan of Merger, dated March 25, 2002, by and among the Company, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on May 3, 2002 and incorporated by reference herein).

10.24	First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., the Company, and OGTAQ Corp., dated April 24, 2002 by and among the Company, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s current report on Form 8-K, File No. 0-22354, filed on May 3, 2002 and incorporated by reference herein).

EXHIBIT
NUMBER#	DESCRIPTION

10.25	Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2002 and incorporated by reference herein). +

10.26	Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., the Company and OGTAQ Corp., entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders’ Representative. (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on July 31, 2002 and incorporated by reference herein).

10.27	Amendment No. 3 to Settlement Terms Related to Arbitration of License Agreement dated as of December 20, 2002 by and among Monsanto Company and Martek Biosciences Boulder Corporation. (filed as Exhibit 10.48 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2002, and incorporated by reference herein).

10.28	License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2003, and incorporated by reference herein).

10.29	Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2003, and incorporated by reference herein). +

10.30	Promissory Note payable to the order of Genencor International, Inc., a Delaware Corporation, dated January 26, 2004 (filed as Exhibit 10.61 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2003, and incorporated by reference herein).

10.31	ARA Alliance, Purchase and Production Agreement by and between the Company and DSM Food Specialties B.V. (filed as Exhibit 10.63 to the Company’s quarterly report on Form 10-Q, as amended, File No. 0-22354, for the quarter ended April 30, 2004, and incorporated by reference herein). *

10.32	Sixth Amendment of Lease, dated May 13, 2004, by and between M.O.R. CBC LLC and the Company (filed as Exhibit 10.64 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2004, and incorporated by reference herein).

10.33	Form of Stock Option Award Agreement under Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.46 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.34	Form of Stock Option Award Agreement under Martek Biosciences Corporation 2004 Stock Incentive Plan (filed as Exhibit 10.47 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.35	Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy, Schedule 14A, filed on February 8, 2005 and incorporated by reference herein). +

10.36	Form of Nonqualified Stock Option Agreement under Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, File No. 333-125802, filed June 14, 2005, and incorporated by reference herein).

10.37	Amended and Restated Loan and Security Agreement by and among the Company, as Borrower, and the Lenders party thereto and Manufacturers and Traders Trust Company, as Administrative Agent and Sole Book Runner, and Bank of America, NA, as Syndication Agent, and SunTrust Bank, as Documentation Agent, dated September 30, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37A	Form of Revolving Loan Promissory Note (filed as Exhibit 2.1.1 to Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

EXHIBIT
NUMBER#	DESCRIPTION

10.37B	Form of Guaranty Agreement (filed as Exhibit 3.8(a) to Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37C	Form of Security Agreement from Guarantors (filed as Exhibit 3.8(b) to Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37D	Form of Stock Pledge Agreement (filed as Exhibit 3.9 to Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37E	Form of Lender Assignment and Acceptance Agreement (filed as Exhibit 10.1.2.(c) to Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.38	Second Modification Agreement effective as of September 30, 2005 by and between Manufacturers and Traders Trust Company, as Administrative Agent, the lenders named therein, Martek Biosciences Corporation, Martek Biosciences Boulder Corporation, and Martek Biosciences Kingstree Corporation (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.39	First Amendment to ARA Alliance, Purchase, and Production Agreement (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2006, and incorporated by reference herein). *

10.40	Supply Agreement with Mead Johnson & Company dated May 17, 2006 (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2006, and incorporated by reference herein).*

10.41	Letter Agreement between the Company and Henry “Pete” Linsert, Jr. dated May 18, 2006 (filed as Exhibit 10.02 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2006, and incorporated by reference herein). +

10.42	Form of Employment Agreement between the Company and Peter L. Buzy dated November 10, 2006. **+

10.43	Form of Employment Agreement between the Company and Steve Dubin dated December 21, 2006. **+

10.44	Form of Employment Agreement between the Company and Peter A. Nitze dated November 10, 2006. **+

10.45	Form of Employment Agreement between the Company and David Abramson dated November 10, 2006. **+

10.46	Form of Restricted Stock Unit Agreement for executives under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan. **+

10.47	Form of Restricted Stock Unit Agreement for directors under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan. **+

21.01	Subsidiaries of the Registrant. **

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith.

#	Unless otherwise noted, all Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522). The registrant will furnish a copy of any exhibit upon receipt of a written request and the payment of a specified reasonable fee which fee shall be limited to the registrant’s reasonable expenses in furnishing such exhibit.

+	Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.

