Form 10-Q
period 2007-01-31
MARTEK BIOSCIENCES CORP
filed 2007-03-12
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The number of shares of Common Stock outstanding as of March 6, 2007 was 32,251,428.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended January 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2007	2006
In thousands, except share and per share data	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,752	$15,578
Short-term investments and marketable securities	4,400	11,250
Accounts receivable, net	34,401	32,746
Inventories, net	106,731	100,320
Other current assets	9,733	10,074

Total current assets	170,017	169,968

Property, plant and equipment, net	293,564	291,445
Deferred tax asset	38,082	39,969
Goodwill	48,653	48,603
Other intangible assets, net	36,596	36,828
Other assets, net	13,730	14,033

Total assets	$600,642	$600,846

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,952	$21,663
Accrued liabilities	17,391	24,098
Current portion of notes payable and other long-term obligations	1,234	1,231
Current portion of deferred revenue	1,832	2,794

Total current liabilities	39,409	49,786

Long-term debt under revolving credit facility	41,000	36,000
Notes payable and other long-term obligations	9,971	10,277
Long-term portion of deferred revenue	9,722	9,335

Total liabilities	100,102	105,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,195,428 and 32,156,162 shares issued and outstanding, respectively	3,220	3,216
Additional paid-in capital	524,926	523,486
Accumulated other comprehensive income	40	171
Accumulated deficit	(27,646)	(31,425)

Total stockholders’ equity	500,540	495,448

Total liabilities and stockholders’ equity	$600,642	$600,846

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
Unaudited - In thousands, except share and per share data	2007	2006
Revenues:
Product sales	$66,712	$60,497
Contract manufacturing sales	3,549	2,395

Total revenues	70,261	62,892

Cost of revenues:
Cost of product sales	40,770	34,467
Cost of contract manufacturing sales	3,423	2,039
Idle capacity costs	584	1,703

Total cost of revenues	44,777	38,209

Gross margin	25,484	24,683

Operating expenses:
Research and development	6,166	5,480
Selling, general and administrative	11,954	9,867
Restructuring charge	518	—
Other operating expenses	473	41

Total operating expenses	19,111	15,388

Income from operations	6,373	9,295

Interest and other income, net	283	363
Interest expense	(724)	(864)

Income before income tax provision	5,932	8,794
Income tax provision	2,153	3,211

Net income	$3,779	$5,583

Net income per share
Basic	$0.12	$0.17

Diluted	$0.12	$0.17

Weighted average common shares outstanding
Basic	32,180,760	32,055,930
Diluted	32,366,426	32,431,559
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2006	32,156,162	$3,216	$523,486	$171	$(31,425)	$495,448

Exercise of stock options	39,266	4	635	—	—	639
Equity-based compensation	—	—	688	—	—	688
Tax benefit of exercise of non-qualified stock options	—	—	117	—	—	117
Net income	—	—	—	—	3,779	3,779
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax of $(79)	—	—	—	(131)	—	(131)

Comprehensive income						3,648

Balance at January 31, 2007	32,195,428	$3,220	$524,926	$40	$(27,646)	$500,540

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited – In thousands	2007	2006
Operating activities

Net income	$3,779	$5,583
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,719	4,072
Deferred tax provision	2,153	3,211
Equity-based compensation expense	609	988
Incremental tax benefit from exercise of non-qualified stock options	(117)	—
Loss from disposal and write-down of assets and other	248	—
Changes in operating assets and liabilities:
Accounts receivable	(1,655)	(9,235)
Inventories	(6,332)	(5,256)
Other assets	363	(2,244)
Accounts payable	(2,711)	(516)
Accrued liabilities	(5,362)	2,060
Deferred revenue and other liabilities	(626)	1,515

Net cash (used in) provided by operating activities	(4,932)	178

Investing activities

Sale of short-term investments and marketable securities, net	6,850	3,600
Expenditures for property, plant and equipment	(1,628)	(2,415)
Repurchase of sale-leaseback transaction	(3,910)	—
Capitalization of intangible assets	(2,710)	(880)

Net cash (used in) provided by investing activities	(1,398)	305

Financing activities

Repayments of notes payable and other long-term obligations	(252)	(2,252)
Borrowings under revolving credit facility, net	5,000	8,000
Proceeds from the exercise of stock options and warrants, net	639	707
Incremental tax benefit from exercise of non-qualified stock options	117	—

Net cash provided by financing activities	5,504	6,455

Net (decrease) increase in cash and cash equivalents	(826)	6,938
Cash and cash equivalents, beginning of period	15,578	11,047

Cash and cash equivalents, end of period	$14,752	$17,985

Supplemental cash flow disclosures:
Interest paid	$754	$987
Income taxes paid	$150	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation and Martek Biosciences Kingstree Corporation, (collectively, the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2006.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $1.0 million and $800,000 in the three months ended January 31, 2007 and 2006, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs The Company accounts for income and costs related to shipping activities in accordance with Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of product sales.
Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of arachidonic acid (“ARA”) from DSM Food Specialties B.V. (“DSM”), which are denominated in euros.
The Company has entered into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Acitivties.” As of January 31, 2007, outstanding forward contracts had notional values aggregating approximately 1.7 million euros (equivalent to $2.2 million at January 31, 2007).

The resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold.
Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity and third-party costs for contracted work as well as ongoing clinical trials costs.
Advertising Advertising costs are expensed as incurred. Advertising costs were approximately $700,000 and $100,000 in the three months ended January 31, 2007 and 2006, respectively.
Other Operating Expenses Other operating expenses relate primarily to contract manufacturing and internal production start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations and costs incurred in connection with qualification of certain third-party manufacturers. All such costs are expensed as incurred.
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
Equity-Based Compensation The Company accounts for equity-based compensation using the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Compensation cost includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company utilizes the “straight-line” method for allocating compensation cost by period.
Net Income Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options and restricted stock units using the treasury stock method.
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
At January 31, 2007 and October 31, 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 30 years.

Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at January 31, 2007 and October 31, 2006.
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
Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, including renewals when probable. Costs for capital assets not yet available for commercial use have been capitalized as construction in progress and will be depreciated in accordance with the above guidelines once placed into service. Assets classified as “held for future use” are not expected to be utilized in the manufacturing process for a period of at least six months and are not depreciated until they are placed in or returned to productive service. Costs for repairs and maintenance are expensed as incurred.
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
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into an agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. In February 2006, the Company and DSM entered into an amendment to the original agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. As of January 31, 2007, the Company estimates that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved in order to finalize 2006 ARA pricing. Absent a favorable resolution to us, the recorded cost of ARA will approximate, in all material respects, the agreed-upon amounts when negotiations with DSM are complete.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $4.4 million and $11.3 million as of January 31, 2007 and October 31, 2006, respectively. There were no unrealized holding gains or losses or realized gains or losses during the three months ended January 31, 2007 and 2006.

4. INVENTORIES
Inventories consist of the following (in thousands):

	January 31,	October 31,
	2007	2006
Finished goods	$58,232	$43,928
Work in process	58,370	66,968
Raw materials	3,229	3,024

Total inventories	119,831	113,920
Less: inventory reserve	(1,100)	(1,600)

Total inventories, net	118,731	112,320
Less: long-term portion	(12,000)	(12,000)

Total inventories, net	$106,731	$100,320

Idle capacity costs totaled $600,000 and $1.7 million for the three months ended January 31, 2007 and 2006, respectively, and relate to certain fixed costs associated with the underutilized portion of the Company’s production plants. See Note 8 for discussion of the October 2006 plant restructuring.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2007	2006
Land	$2,320	$2,320
Building and improvements	51,690	53,177
Machinery and equipment	155,242	152,635
Furniture and fixtures	2,907	2,716
Computer hardware and software	8,858	8,602

	221,017	219,450
Less: accumulated depreciation and amortization	(32,370)	(29,674)

	188,647	189,776
Construction in progress	10,615	10,984
Assets held for future use, net	94,302	90,685

Property, plant and equipment, net	$293,564	$291,445

Property, plant and equipment includes certain assets that formerly supported Winchester production and that are now being held for sale as a result of the October 2006 plant restructuring. The net book value of these assets included in the Company’s consolidated financial statements is approximately $200,000 at January 31, 2007, which represents their estimated fair market value less costs to sell. See Note 8 for discussion of the October 2006 plant restructuring.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	January 31, 2007			October 31, 2006
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,062	$(583)	$1,479	$2,053	$(545)	$1,508
Patents	20,162	(2,573)	17,589	19,233	(1,835)	17,398
Core technology	1,708	(484)	1,224	1,708	(455)	1,253
Current products	10,676	(3,406)	7,270	10,676	(3,228)	7,448
Licenses	11,091	(2,057)	9,034	11,091	(1,870)	9,221
Goodwill	48,653	—	48,653	48,603	—	48,603

	$94,352	$(9,103)	$85,249	$93,364	$(7,933)	$85,431

7. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.9% and 5.8% for the three months ended January 31, 2007 and 2006, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.1% and 0.2%, respectively. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of January 31, 2007, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $41 million under the revolving credit facility. All borrowings are due at maturity.
During the three months ended January 31, 2007 and 2006, the Company incurred interest on borrowings of approximately $800,000 and $1.1 million, respectively. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction. Accordingly, during the three months ended January 31, 2007 and 2006, approximately $100,000 and $200,000, respectively, of interest has been capitalized.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at January 31, 2007 and October 31, 2006 approximate their fair values based on instruments of similar terms available to the Company.
8. RESTRUCTURING CHARGE
In October 2006, the Company restructured its plant operations following a review of production and cost structure. Under the restructuring, a substantial portion of production previously taking place at the Winchester, Kentucky manufacturing facility was transferred to the Kingstree, South Carolina manufacturing facility.
Expenses associated with the restructuring totaled approximately $500,000 in the quarter ended January 31, 2007. The expenses are comprised primarily of outplacement-related professional services fees and personnel-related costs. The Company anticipates incurring approximately $400,000 of additional restructuring costs during the remainder of fiscal 2007. The Company has incurred $5.2 million in cumulative expenses associated with the restructuring through January 31, 2007.

The following table summarizes the activity related to the restructuring charge and liability for restructuring costs (in thousands):

	Employee
	Separation
	Costs	Other	Total
Liability for restructuring costs at October 31, 2006	$1,972	$74	$2,046
Costs incurred in quarter ended January 31, 2007	—	518	518
Cash payments	(1,757)	(444)	(2,201)
Adjustments	(23)	—	(23)

Liability for restructuring costs at January 31, 2007	$192	$148	$340

9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of January 31, 2007, the Company’s remaining obligation was approximately $8.9 million.
Scientific Research Collaborations In December 2003, the Company entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by the Company of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its services until June 2007, with expenses to be reimbursed by the Company through April 2007. Furthermore, the Company acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, the Company made a license payment of $750,000, with additional payments of up to $750,000 due in certain circumstances, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by Martek of such plant-based DHA. During the term of the license, the Company may be required to pay additional royalties of up to 6.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.
OmegaTech Contingent Purchase Price In April 2002, the Company completed its acquisition of OmegaTech, a DHA producer located in Boulder, Colorado. In connection with the purchase, the Company issued 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. The aggregate purchase price for OmegaTech was approximately $54.1 million. The purchase agreement also provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones are met. Two of these milestones relate to operating results and two relate to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the conditions of one of the regulatory milestones were met, and accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued. The payment of this additional consideration was recorded as goodwill.
As of January 31, 2007, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone and one of the financial milestones should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza willfully infringed one of these patents. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova. A hearing in this case was held in April 2005 and the court’s decision is expected at some point in 2007. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of January 31, 2007, the patents being defended had a net book value of approximately $10.1 million, which will be amortized over a remaining period of approximately 6 years.

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
10. STOCKHOLDERS’ EQUITY
The Company did not grant any stock options during the three months ended January 31, 2007. The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during all prior periods.
During the three months ended January 31, 2007, the Company granted 250,124 restricted stock units which generally vest over periods of up to 62 months from the date of grant. The fair value of the restricted stock units granted was based on fair market value on date of grant.
As of January 31, 2007, there was $7.1 million of total unrecognized compensation cost related primarily to unvested restricted stock units and, to a lesser extent, unvested stock options. The cost is expected to be recognized through fiscal 2012 with a weighted average recognition period of approximately two years.
11. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2007	2006
Net income	$3,779	$5,583

Weighted average shares outstanding, basic	32,181	32,056
Effect of dilutive potential common shares:
Stock options	183	374
Restricted stock units	2	—
Warrants	—	2

Total dilutive potential common shares	185	376

Weighted average shares outstanding, diluted	32,366	32,432

Net income per share, basic	$0.12	$0.17

Net income per share, diluted	$0.12	$0.17

Stock options to purchase approximately 2.7 million and 2.9 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2007 and 2006, respectively, because the effects would have been antidilutive.

12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three months ended January 31, 2007 and 2006 were as follows (in thousands):

	Three months ended January 31,
	2007	2006
Net income, as reported	$3,779	$5,583

Other comprehensive income (loss):
Unrealized (loss) gain on exchange rate forward contract, net of income tax (benefit) provision of $(79) and $159, respectively	(131)	264

Comprehensive income	$3,648	$5,847

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, gross margin, operating cash flow and overall profitability;

•	expectations regarding product introductions and growth in nutritional product sales;

•	expectations regarding potential collaborations and acquisitions;

•	expectations regarding demand for products with our nutritional oils;

•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding future agreements with and revenues from companies in the food and beverage, perinatal and nutritional supplement markets;

•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;

•	expectations regarding competitive products;

•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchase volumes and costs of third-party manufactured oils;

•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding the amount of inventory held by us or our customers;

•	expectations regarding production capacity utilization and the effects of excess production capacity and the plant restructuring;

•	expectations regarding future selling, general and administrative and research and development costs;

•	expectations regarding future capital expenditures;

•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils;

•	expectations regarding possibly significant expenses to defend a putative securities class action lawsuit alleging false and material misstatements and omissions of material facts concerning our business and prospects; and

•	expectations regarding our ability to protect our intellectual property.
     Forward-looking statements include those statements containing words such as the following:
•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-Q are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Part II, Item 1A. “Risk Factors” in this report on Form 10-Q and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
GENERAL
Martek was founded in 1985. We are a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. We produce life’sDHA™, a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, perinatal products, foods and beverages and dietary supplements, and ARA (arachidonic acid), an omega-6 fatty acid, for use in infant formula. We sell oils containing these fatty acids as DHASCO®, life’sDHA™, Neuromins® and ARASCO®. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants.

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
We have entered into license agreements with 25 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and preterm infant formula products containing our oils collectively in over 60 countries around the world. Preterm infant formula products comprise less than 3% of the total infant formula market worldwide. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products and Nestle are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to two years, as well as pregnant and nursing women.
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
For the three months ended January 31, 2007, we recognized approximately $3.8 million of net income on revenues of $70.3 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
RECENT HIGHLIGHTS
During fiscal 2007, several new products have been launched containing life’sDHA™ and co-branded with the life’sDHA™ logo. These products are as follows:
     Foods and Beverages
•	Dynamic Confections re-formulated the Botticelli Choco-Omeg® line of nutritional bars to include life’sDHA™.

•	Latteria Merano/Milchhof Meran launched Mente Viva™ fortified drinkable yogurt with life’sDHA™.

•	Centrale Del Latte Di Brescia launched Sprintissimo™ fortified drinkable yogurt with life’sDHA™.

•	General Mills launched Yoplait Kids® with life’sDHA™.

•	WhiteWave Foods launched Silk® Plus Omega-3 DHA Soymilk with life’sDHA™.

•	ZenSoy launched “Soy on the Go” Soymilk with life’sDHA™.

•	Life Science Nutritionals launched Nutri-Kids Nutrition-2-Go™ with life’sDHA™.

•	NutraBella launched new Bellybar™ flavor with life’sDHA™.

•	FoodTech International launched Veggie Patch™ All Natural California Veggie Burgers with life’sDHA™.
     Perinatal Products
•	Everett Laboratories launched Vitafol® -OB+DHA with life’sDHA™.

•	Mission Pharmacal launched Citracal® Prenatal 90 + DHA with life’sDHA™.
An independent study published in the Journal of the American College of Nutrition (December 2006) compared Martek’s life’sDHA™ (algal oil) to DHA plus EPA (fish oil) for their ability to lower triglycerides in subjects with coronary artery disease and elevated triglycerides, most of whom were undergoing statin therapy. Both supplements significantly lowered triglycerides, but only life’sDHA™ increased high density (good) cholesterol. The authors concluded that there was no added benefit provided by EPA for lowering triglycerides at this level. The authors of the study also indicated that life’sDHA™ was better tolerated by the study participants than fish oil, noting that a greater proportion of subjects in the fish oil group reported fishy taste as a problem with their treatment.
An independent study published online in the journal Early Human Development (January 2007) reported the results of a comparison between children who were breastfed as infants to both children who as infants used DHA and ARA supplemented formula and children who as infants did not use DHA and ARA supplemented formula. The results indicated that children who received the supplemented formula had visual and verbal IQ scores that did not differ significantly from children who had been breastfed and such scores were better than children who did not receive supplemented formula. Martek’s oils were used in the study.
MANAGEMENT OUTLOOK
We continue to focus on increasing penetration of the international infant formula market, growing the uses of DHA outside of infant formula applications, improving our gross margin and developing new products. Progress was made in all of our focus areas in the first quarter and we expect this progress to continue throughout fiscal 2007. The use of our oils in infant formulas outside of the United States, particularly in Asia, continues to increase while at the same time, we continue to gain momentum in the penetration of markets beyond infant formula. We expect approximately 15 to 20 additional new food and beverage products with life’sDHA™ to be launched by the end of our fiscal year.
We anticipate that our gross margin will be between 36.5% and 37.5% in the second quarter of fiscal 2007. This margin will continue to reflect the negative effects of higher ARA purchase costs during 2006. However, because we are now purchasing ARA at costs lower than in 2006 and beginning to realize the full economic benefit of the Company’s October 2006 plant restructuring, we expect improvement in our gross margin over the last six months of fiscal 2007 with fourth quarter gross margin projected to be at least 40%.
Our total revenues in fiscal 2006 included approximately $12 million in nutritional oil sales to non-infant formula markets, primarily the pregnancy and nursing, nutritional supplements and food and beverage markets. For fiscal 2007, we expect these non-infant formula revenues to be between $22 million and $26 million. In addition, although we may experience quarter-to-quarter fluctuations in sales to our core infant formula customers, we expect growth in our core infant formula business in 2007. Through this revenue growth and the gross margin recovery described above, we anticipate improvement in overall profitability as compared with fiscal 2006.
PRODUCTION
We manufacture oils rich in DHA at our fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. We have completed the extensive expansion at our Kingstree facility for the fermentation and processing of our nutritional oils and now have two fully redundant production facilities. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received a rating of “superior,” the highest possible rating, by the American Institute of Baking (“AIB”). In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring has reduced and is expected to continue to reduce manufacturing costs and operating expenses, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.

In February 2006, we and DSM entered into an amendment to the original agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of January 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved in order to finalize 2006 ARA pricing. Absent a favorable resolution to us, our recorded cost of ARA will approximate, in all material respects, the agreed-upon amounts when negotiations with DSM are complete.
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
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2006.

RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended January 31,
	2007	2006
Product sales	$66,712	$60,497
Contract manufacturing sales	3,549	2,395

Total revenues	$70,261	$62,892

Product sales increased $6.2 million or 10% in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006 and were comprised of the following:

	Three months ended January 31,
	2007	2006
Infant formula market	$60,852	$56,911
Food and beverage market	721	300
Pregnancy and nursing, nutritional supplements and animal feeds	3,973	2,422
Other non-nutritionals	1,166	864

Total product sales	$66,712	$60,497

Sales to the infant formula market during the three months ended January 31, 2007 increased as compared to the three months ended January 31, 2006 due to sales increases in both the U.S. and international infant formula markets. Launches of new products with life’sDHA™ resulted in higher sales to the food and beverage market in the first fiscal quarter compared to the first quarter of the prior fiscal year. Sales related to other non-infant formula nutritional applications increased significantly in the first quarter of fiscal 2007 due to an overall expansion of Martek’s customer base in both the pregnancy and nursing and nutritional supplements markets.
Approximately 79% of our product sales in the quarter ended January 31, 2007 were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60% of our sales to infant formula licensees for the three months ended January 31, 2007 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of January 31, 2007, we estimate that formula supplemented with our oils had penetrated approximately 90% of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is subject to quarter-to-quarter fluctuations and is dependent to a significant degree upon the following factors: (i) the launches and expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) the launches of new products containing our nutritional oils by current or future customers; (iii) the timing and extent of stocking and destocking of inventory by our customers; and (iv) the availability and use by our customers and others of competitive products.
Contract manufacturing sales revenues, totaling approximately $3.5 million and $2.4 million in the three months ended January 31, 2007 and 2006, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues increased by $7.4 million or 12% in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2007	2006
Cost of product sales	$40,770	$34,467
Cost of contract manufacturing sales	3,423	2,039
Idle capacity costs	584	1,703

Total cost of revenues	$44,777	$38,209

Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 62% in the three months ended January 31, 2007 from 60% in the three months ended January 31, 2006. The increase was due to higher ARA costs, partially offset by reduced idle capacity charges. Idle capacity costs were $600,000 and $1.7 million in the three months ended January 31, 2007 and 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity. See “Production” for discussion of the October 2006 plant restructuring and resulting reduction in idle capacity costs in fiscal 2007.
Cost of contract manufacturing sales, totaling $3.4 million and $2.0 million in the three months ended January 31, 2007 and 2006, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix and volume.
See “Management Outlook” for discussion of expected improvements in overall profit margins throughout fiscal 2007.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended January 31,
	2007	2006
Research and development	$6,166	$5,480
Selling, general and administrative	11,954	9,867
Restructuring charge	518	—
Other operating expenses	473	41

Total operating expenses	$19,111	$15,388

Research and Development Our research and development costs increased by $700,000 or 13% in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The increase is primarily due to additional costs incurred on food application and new product development.
Selling, General and Administrative Our selling, general and administrative costs increased by $2.1 million or 21% in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006. The increase was largely due to higher sales and marketing costs associated with our efforts to accelerate our penetration into non-infant formula markets through sales force growth (increase of $500,000) and increases in public relations and advertising (increase of $1.4 million).
Restructuring Charge We recognized a charge of $500,000 in the three months ended January 31, 2007 resulting from the October 2006 plant restructuring. This charge primarily includes outplacement-related professional services fees in the three months ended January 31, 2007. We anticipate incurring approximately $400,000 of additional restructuring costs during the remainder of fiscal 2007 related mainly to employee relocation and other personnel-related costs. See Note 8 to the consolidated financial statements for further discussion.
Other Operating Expenses We incurred other operating expenses of $500,000 and $41,000 in the three months ended January 31, 2007 and 2006, respectively. These costs in fiscal 2007 primarily include contract manufacturing and production trials.
Interest and Other Income, Net
Interest and other income, net, decreased by $100,000 in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense decreased by $100,000 in the three months ended January 31, 2007 as compared to the three months ended January 31, 2006, due to varying levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The non-cash provision for income taxes totaled $2.2 million and $3.2 million in the three months ended January 31, 2007 and 2006, respectively. The income tax provision has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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

Net Income
As a result of the foregoing, net income was $3.8 million in the three months ended January 31, 2007 as compared to net income of $5.6 million in the three months ended January 31, 2006.
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
At January 31, 2007, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $19.2 million as well as the $94 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $7.7 million from October 31, 2006, including use of $4.9 million in connection with our operating activities. This cash outflow was due primarily to an inventory increase, employee separation payments associated with the October 2006 plant restructuring and yearend incentive compensation payments. During the first quarter of fiscal 2007, our inventory balance grew by approximately $6 million. This growth was the result of increases to ARA on-hand primarily due to the campaign nature of third-party production, which is designed to optimize economies of scale through large production runs several times per year. Although we expect a slight increase in inventory during the second quarter of fiscal 2007, we expect a decline in our inventory balances during the third and fourth quarters of fiscal 2007 to levels close to those at the end of fiscal 2006. We also anticipate generating positive cash from operations in the second quarter as well as for the full fiscal year 2007.
In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. As such, in total, we expect that capital expenditures over the next twelve months will not exceed $10 million.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at January 31, 2007.

The following table sets forth our future minimum payments under contractual obligations at January 31, 2007:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$11,071	$1,156	$8,815	$343	$757
Borrowings under revolving credit facility	41,000	—	—	41,000	—
Operating lease obligations	4,267	1,061	1,918	956	332
Unconditional purchase obligations (2)	34,255	4,184	30,071	—	—

Total contractual cash obligations	$90,593	$6,401	$40,804	$42,299	$1,089

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to the guarantee described below in “Off-Balance Sheet Arrangements.”
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 6.9% and the weighted average commitment fee rate on unused amounts was approximately 0.1% for the three months ended January 31, 2007. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of January 31, 2007, we were in compliance with all of these debt covenants and had outstanding borrowings of $41 million under the revolving credit facility.
In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by us of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its services until June 2007, with expenses to be reimbursed by us through April 2007. Furthermore, we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we made a license payment of $750,000, with additional payments of up to $750,000 due in certain circumstances, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by us of such plant-based DHA. During the term of the license, we may be required to pay additional royalties of up to 6.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $19.2 million on-hand at January 31, 2007, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	our ability to operate profitably and generate positive cash flow;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with our defense against a putative securities class action and other lawsuits;

•	the costs of any merger and acquisition activity; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $4.3 million over the remaining lease terms, which expire through 2011.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of January 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
Purchases of ARA from DSM’s plant in Capua, Italy are denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We expect that in fiscal 2007, approximately 50% of our ARA received from DSM will be subject to currency risk. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At January 31, 2007, we had unrealized gains on such hedge instruments totaling $40,000, net of income tax provision. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity. Based on our variable-rate debt outstanding at January 31, 2007, a 1% change in LIBOR would change annual interest costs by approximately $400,000.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended January 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The hearing before the Appeal Board is scheduled for July 2007. Further, in order to broaden the scope of protection, Martek has pending patent applications and intends to pursue new patent applications which would be based on the existing patent. These pending and new applications, if granted, would provide important additional protection. If the patent in the narrower form approved by the Opposition Division is ultimately upheld and certain pending and new related patent applications are not granted with the desired claim scope, it is likely that Martek’s European intellectual property position with respect to ARA would not afford much competitive protection.
With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal and during the hearing before the Appeal Board of the EPO in February 2007, Martek decided to withdraw its appeal. As a result, the patent was revoked. Martek is pursuing protection for its blended oil technology in Europe through related pending patent applications.
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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.
We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The expert’s opinion was released in February 2007. The court has scheduled a hearing for June 2007. Lonza has also been added to this lawsuit.
With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief was filed in February 2007. The patent will remain in full force and effect during the pendency of the appeal.
Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek intends to appeal. The patent will remain in full force and effect during the pendency of the appeal process.
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

We asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. We filed a motion for summary judgment on March 10, 2006. The District Court granted our motion for summary judgment and dismissed the case on April 25, 2006 having found that the milestone has not been satisfied. On May 10, 2006, Mr. Zuccaro filed a notice of appeal and the appeal is now pending before the United States Court of Appeals for the Fourth Circuit. The matter has been fully briefed and the case will be argued in May 2007.
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers. Since then, several other putative class action lawsuits making similar allegations were filed against us and certain of our officers in the United States District Court of Maryland. The Court entered orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. We filed a motion to dismiss the consolidated complaint on February 3, 2006, and a hearing before the Court on this motion was held on May 22, 2006. On June 14, 2006, the Court denied our motion to dismiss and on July 25, 2006, the Court entered a scheduling order for further proceedings in the case. Subsequently, the parties stipulated to the dismissal of the claims arising under the Securities Act of 1933, leaving only the alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 in the action. On September 20, 2006, the Court approved the dismissal of the 1933 Act claims. Additionally, on September 21, 2006, the Court approved the parties’ stipulation certifying a class to prosecute claims under the Securities Exchange Act of 1934. Subject to certain exceptions, the stipulated class generally consists of all persons who either (a) purchased Martek common stock during the period December 9, 2004 through April 28, 2005 (the “Class Period”), inclusive or (b) otherwise acquired, without purchasing, Martek common stock during the Class Period from a person or entity who purchased those particular shares of Martek stock during the Class Period. Discovery is proceeding and is not expected to be complete until 2008.
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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 79% of our product sales revenue during the three months ended January 31, 2007 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience significant fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products. If we are unable to maintain a competitive differentiation from these products, our revenues may be adversely affected.
Our continued success and growth depends upon achieving and maintaining a superior competitive position in the infant formula, supplement and food and beverage product markets. Many potential competitors, which include companies such as BASF AG, DSM, Cargill Inc., Suntory Limited, Archer Daniels Midland Company, Lonza Group LTD and Nagase & Co. Ltd., have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, our patents expire, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella Alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. nor are we aware of any plans by them or any of our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals is currently selling Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned.

The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza willfully infringed one of these patents. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”

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
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 67 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2023. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 600 issued patents and pending applications worldwide.
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
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is not expected to be completed before the second half of 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF have also appealed. Friesland Brands B.V. has withdrawn from the opposition. The patent in the form containing the claims that were originally granted will remain in full force and effect throughout the appeal process. The hearing before the Appeal Board is scheduled for July 2007. Further, in order to broaden the scope of protection, Martek has pending patent applications and intends to pursue new patent applications which would be based on the existing patent. These pending and new applications, if granted, would provide important additional protection. If the patent in the narrower form approved by the Opposition Division is ultimately upheld and certain pending and new related patent applications are not granted with the desired claim scope, it is likely that Martek’s European intellectual property position with respect to ARA would not afford much competitive protection.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal and during the hearing before the Appeal Board of the EPO in February 2007, Martek decided to withdraw its appeal. As a result, the patent was revoked. Martek is pursuing protection for its blended oil technology in Europe through related pending patent applications.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed until 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before late 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.

•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The expert’s opinion was released in February 2007. The court has scheduled a hearing for June 2007. Lonza has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief was filed in February 2007. The patent will remain in full force and effect during the pendency of the appeal.

•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek intends to appeal. The patent will remain in full force and effect during the pendency of the appeal process.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of January 31, 2007, the net book value of our patent assets totaled $17.6 million, which includes approximately $10.1 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a remaining period of approximately 6 years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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

If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace, our sales to the food and beverage market will be limited.
We are aggressively pursuing the penetration of our DHA oils in the food and beverage market. To this end, we have signed license and supply agreements with multiple consumer food products companies. Our success in penetrating this market, however, is dependent upon these food and beverage customers introducing products that contain our nutritional oils into the marketplace. Although some of our customers have launched food or beverage products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, we cannot control whether our customers will distribute such DHA-enriched products on a broad scale or offer them beyond niche products or line extensions. If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace, our sales to the food and beverage market will be limited.
If clinical trials do not continue to yield positive results on the benefits of DHA on cognitive function, cardiovascular health or other health applications, our future revenues may be limited in the food and beverage and the dietary supplement markets.
During the three months ended January 31, 2007 and 2006, approximately 4% and 3% of our product sales revenues came from sales of our nutritional oils for uses outside of the infant formula and pregnancy and nursing markets. Investigators at universities and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA or if these benefits are not considered significant by our targeted consumers, our future revenues in these markets may be limited.
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
Some of our customers have obtained organic certification from USDA-accredited certifying agents and have received authorization to use the USDA’s organic seal on certain products which contain our oils. In some instances, such products have been further reviewed and the authorization to use Martek’s oils has been explicitly ratified by the USDA. Because the NOP regulations are subject to change and interpretation, there can be no guarantee that our oils will be acceptable for use in all organic products. Organic food sales accounted for only 2.5% of the total U.S. food sales in 2005; however, we believe that interest from food manufacturers in producing and selling organic products is expanding. If our oils are ineligible for inclusion in some products that bear the USDA organic seal, our sales opportunity in the food and beverage market may be adversely impacted.
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
Due to the sensitivity of our oils to oxidation, it is possible that the sensory elements of such oils may vary over time. While we believe that the food and beverage market could be a large market for DHA fortification with our DHA-S oil, the potential in this market could be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals, milk and certain types of nutritional bars for which DHA fortification has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production processes. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation and production issues over which we have little or no control.
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
If customer demand for our nutritional oils requires us or our major suppliers to increase production beyond current levels, we may experience certain risks associated with the ramp-up of commercial manufacturing that could have a material adverse effect on our business, financial condition, and/ or results of operations.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. Furthermore, in October 2006, the Company completed a restructuring of its plant operations which transferred to our Kingstree plant a substantial portion of production formerly taking place in Winchester. As of January 31, 2007, the Company had $94.3 million of production assets that are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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
As of January 31, 2007, we had approximately $19.2 million in cash, cash equivalents and short-term investments as well as $94 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.

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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending January 31, 2007, our common stock traded between $37.22 and $20.15 per share. During the fifty-two week period ending January 31, 2006, our common stock traded between $70.50 and $23.14 per share. The following are examples of items that may significantly impact the market price for our common stock:
•	announcements of technical innovations, new commercial products and product launches by us or our competitors;

•	announcements of use of competitors’ DHA and/or ARA products by our customers;

•	arrangements or strategic partnerships by us or our competitors;

•	announcements of license agreements, acquisitions or strategic alliances;

•	announcements of sales by us or our competitors

•	announcements of results of clinical trials by us or our competitors;

•	patent or other intellectual property achievements or adverse developments;

•	quarterly fluctuations in our revenues and results of operations;

•	failure to enter into favorable third-party manufacturing agreements;

•	regulatory decisions (approvals or disapprovals) or changes concerning our products and our competitors’ products;

•	events related to threatened, new or existing litigation, or the results thereof;

•	changes in our estimates of financial performance or changes in recommendations by securities analysts; and

•	general market conditions for growth companies and bioscience companies.
Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.
The market liquidity for our stock is relatively low. As of January 31, 2007, we had 32,195,428 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending January 31, 2007 was approximately 700,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of January 31, 2007, we had 32,195,428 shares of common stock and approximately 300,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 3.6 million shares of common stock. Of these options, approximately 3.4 million were exercisable at March 6, 2007, and approximately 700,000 had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates beginning in 2008 through 2012.

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
Our total purchase price of ARA from DSM’s Capua, Italy plant and a portion of the purchase price of ARA from DSM’s Belvidere, New Jersey plant are denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 1.7 million euros at January 31, 2007.
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
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.01	Form of Restricted Stock Unit Agreement for executives under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan. *+

10.02	Form of Restricted Stock Unit Agreement for directors under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan. *+

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: March 12, 2007	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President
for Finance and Administration
(Principal Financial and Accounting Officer)