Form 10-Q/A
period 2006-01-31
MARTEK BIOSCIENCES CORP
filed 2007-05-08
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Form 10-Q for the three months ended January 31, 2006, as originally filed with the SEC on March 13, 2006, to restate our financial statements and corresponding financial information for the three months ended January 31, 2006.
We are restating the financial statements and corresponding financial information to correct our accounting for depreciation of assets held for future use. In previously reported consolidated financial statements, we recorded depreciation of assets held for future use when such assets were placed in or returned to productive service. Upon review, we determined that, in accordance with our adopted straight-line depreciation policy, assets held for future use should have been depreciated when they were available for use, and the depreciation should have been recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use.
A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the restatement:
     o     Part I Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
     o     Part I Item 4 - Controls and Procedures
This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended January 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on March 13, 2006.

MARTEK BIOSCIENCES CORPORATION
AMENDMENT NO. 1 TO FORM 10-Q
For The Quarterly Period Ended January 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,
	2006
In thousands, except share and per share data	(restated, unaudited)	October 31, 2005
Assets
Current assets
Cash and cash equivalents	$17,985	$11,047
Short-term investments and marketable securities	18,700	22,300
Accounts receivable, net	36,838	27,603
Inventories, net	96,948	91,535
Other current assets	8,482	5,929

Total current assets	178,953	158,414

Property, plant and equipment, net	288,469	290,733
Deferred tax asset	45,457	48,201
Goodwill	48,536	48,490
Other intangible assets, net	32,214	31,129
Other assets, net	1,489	1,518

Total assets	$595,118	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,146	$16,661
Accrued liabilities	16,676	13,692
Current portion of notes payable and other long-term obligations	1,119	3,113
Current portion of unearned revenue	2,263	740

Total current liabilities	36,204	34,206

Long-term debt under revolving credit facility	63,000	55,000
Notes payable and other long-term obligations	10,897	11,115
Long-term portion of unearned revenue	8,926	8,959

Total liabilities	119,027	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,064,751 and 32,026,595 shares issued and outstanding, respectively	3,206	3,203
Additional paid-in capital	517,086	515,237
Accumulated other comprehensive income	265	1
Accumulated deficit	(44,466)	(49,236)

Total stockholders’ equity	476,091	469,205

Total liabilities and stockholders’ equity	$595,118	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
Unaudited - In thousands, except share and per share data	2006	2005
	(restated)
Revenues

Product sales	$60,497	$63,111
Contract manufacturing sales	2,395	3,378

Total revenues	62,892	66,489

Cost of revenues:
Cost of product sales, including idle capacity costs	37,450	36,102
Cost of contract manufacturing sales	2,039	2,804

Total cost of revenues	39,489	38,906

Gross margin	23,403	27,583

Operating expenses:
Research and development (1)	5,480	4,816
Selling, general and administrative (1)	9,867	8,145
Other operating expenses	41	3,485

Total operating expenses	15,388	16,446

Income from operations	8,015	11,137

Interest and other income, net	363	180
Interest expense	(864)	(180)

Income before income tax provision	7,514	11,137
Income tax provision (1)	2,744	4,065

Net income	$4,770	$7,072

Net income per share
Basic	$0.15	$0.24

Diluted	$0.15	$0.23

Weighted average common shares outstanding
Basic	32,055,930	29,614,831
Diluted	32,431,559	30,577,066

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	352	—
Selling, general and administrative	636	—
Income tax provision	(361)	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205
Exercise of stock options and warrants	38,156	3	704	—	—	707
Equity-based compensation	—	—	1,145	—	—	1,145
Net income	—	—	—	—	4,770	4,770
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $159	—	—	—	264	—	264

Comprehensive income						5,034

Balance at January 31, 2006 (restated)	32,064,751	$3,206	$517,086	$265	$(44,466)	$476,091

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited – In thousands	2006	2005
	(restated)
Operating activities

Net income	$4,770	$7,072
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,352	3,756
Deferred tax provision	2,744	4,065
Equity-based compensation expense	988	—
Other	—	288
Changes in operating assets and liabilities:
Accounts receivable	(9,235)	(10,730)
Inventories	(5,256)	(7,060)
Other assets	(2,244)	(1,707)
Accounts payable	(516)	1,118
Accrued liabilities	2,060	2,241
Unearned revenue and other liabilities	1,515	(516)

Net cash provided by (used in) operating activities	178	(1,473)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	3,600	(25,812)
Expenditures for property, plant and equipment	(2,415)	(26,316)
Proceeds from sale-leaseback transaction	—	4,128
Capitalization of intangible and other assets	(880)	(394)

Net cash provided by (used in) investing activities	305	(48,394)

Financing activities

Repayments of notes payable and other long-term obligations	(2,252)	(4,138)
Borrowings (repayments) under revolving credit facility, net	8,000	(30,000)
Proceeds from the issuance of common stock and exercise of stock options and warrants, net	707	83,090

Net cash provided by financing activities	6,455	48,952

Net increase (decrease) in cash and cash equivalents	6,938	(915)
Cash and cash equivalents, beginning of period	11,047	29,445

Cash and cash equivalents, end of period	$17,985	$28,530

Supplemental cash flow disclosures:
Interest paid	$987	$1,071
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
In April 2007, the Company determined that, in accordance with its adopted straight-line depreciation policy, assets held for future use should be depreciated when available for use, and depreciation should be recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use. Previously, assets held for future use were not depreciated until placed in or returned to productive service. Accordingly, the Company has restated its consolidated financial statements for the three months ended January 31, 2006.
The following tables set forth, by impacted line item, the net effect of the restatements on the Company’s consolidated balance sheet and consolidated statement of income as of and for the three months ended January 31, 2006.
The line item amounts in the Company’s consolidated balance sheet as of January 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Property, plant and equipment, net	$289,749	$(1,280)	$288,469
Deferred tax asset	44,990	467	45,457
Total assets	595,931	(813)	595,118
Accumulated deficit	(43,653)	(813)	(44,466)
Total stockholders’ equity	476,904	(813)	476,091
Total liabilities and stockholders’ equity	595,931	(813)	595,118

The line item amounts in the Company’s consolidated statement of income for the three months ended January 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$36,170	$1,280	$37,450
Total cost of revenues	38,209	1,280	39,489
Gross margin	24,683	(1,280)	23,403
Income from operations	9,295	(1,280)	8,015
Income before income tax provision	8,794	(1,280)	7,514
Income tax provision	3,211	(467)	2,744
Net income	5,583	(813)	4,770
Net income per share:
Basic	$0.17	$(0.02)	$0.15
Diluted	$0.17	$(0.02)	$0.15
2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
Property, Plant and Equipment Property, plant and equipment, including leasehold improvements, is stated at cost and depreciated or amortized when available for commercial use by applying the straight-line method, based on useful lives as follows:

Asset Description	Useful Life (years)
Building	15 – 30
Fermentation equipment	10 – 20
Oil processing equipment	10 – 20
Other machinery and equipment	5 – 10
Furniture and fixtures	5 – 7
Computer hardware and software	3 – 7
Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term, including renewals when probable. Costs for capital assets not yet available for commercial use have been capitalized as construction in progress. Costs for repairs and maintenance are expensed as incurred.
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

4. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
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
5. INVENTORIES
Inventories consist of the following (in thousands):

	January 31,	October 31,
	2006	2005
Finished goods	$40,335	$34,328
Work in process	54,372	55,073
Raw materials	3,841	3,634

Total inventory	98,548	93,035
Less: inventory reserve	(1,600)	(1,500)

Inventories, net	$96,948	$91,535

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2006	2005
	(restated)
Land	$2,320	$2,318
Building and improvements	59,328	45,515
Machinery and equipment	226,468	187,922
Furniture and fixtures	3,246	3,161
Computer hardware and software	11,429	8,085

	302,791	247,001
Less: accumulated depreciation and amortization	(37,822)	(33,143)

	264,969	213,858
Construction in progress	23,500	76,875

Property, plant and equipment, net	$288,469	$290,733

Certain 2005 amounts in the above table have been reclassified in order to conform with the presentation of the restated 2006 amounts.
Assets available for commercial use that were not in productive service totaled $78.3 million and $17.5 million at January 31, 2006 and October 31, 2005, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
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

8. NOTES PAYABLE AND LONG-TERM DEBT
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
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the three months ended January 31, 2006 were $1.0 million and $600,000 lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended January 31, 2006 were each $0.02 lower than if the Company had continued to account for equity-based compensation under APB 25.
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

	Three months ended January 31,
	2006	2005
	(restated)
Net income, as reported	$4,770	$7,072
Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(35,794)

Pro forma net income (loss)	$4,770	$(28,722)

Net income (loss) per share:
Basic – as reported	$0.15	$0.24

Basic – pro forma	$0.15	$(0.97)

Diluted – as reported	$0.15	$0.23

Diluted – pro forma	$0.15	$(0.97)

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2006	2005
	(restated)
Net income	$4,770	$7,072

Weighted average shares outstanding, basic	32,056	29,615
Effect of dilutive potential common shares:
Employee stock options	374	944
Warrants	2	18

Total dilutive potential common shares	376	962

Weighted average shares outstanding, diluted	32,432	30,577

Net income per share, basic	$0.15	$0.24

Net income per share, diluted	$0.15	$0.23

Employee stock options to purchase approximately 2.9 million and 1.4 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2006 and 2005, respectively, because the effects would have been antidilutive.
12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three months ended January 31, 2006 and 2005 was as follows (in thousands):

	Three months ended January 31,
	2006	2005
	(restated)
Net income, as reported	$4,770	$7,072

Other comprehensive income (loss):
Unrealized gain (loss) on exchange rate forward contract, net of income tax provision (benefit) of $159 and ($154), respectively	264	(324)

Comprehensive income	$5,034	$6,748

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
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-Q/A are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1A. Risk Factors in the original report on Form 10-Q and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
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
For the three months ended January 31, 2006, we generated approximately $4.8 million in net income on revenues of $62.9 million. Although we anticipate future growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K/A for the year ended October 31, 2005. See also Notes to Consolidated Financial Statements in this Form 10-Q/A for discussion of the critical estimates and assumptions used in the calculation of equity-based compensation expenses recorded during the three months ended January 31, 2006.
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

Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2006	2005
	(restated)
Cost of product sales, including idle capacity costs	$37,450	$36,102
Cost of contract manufacturing sales	2,039	2,804

Total cost of revenues	$39,489	$38,906

Cost of Product Sales Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 62% for the quarter ended January 31, 2006 from 57% for the quarter ended January 31, 2005. The increase was due to idle capacity charges. Idle capacity costs were $3.0 million in the quarter ended January 31, 2006 and represent certain fixed period costs associated with underutilized manufacturing capacity and are expected to continue until higher revenue and related production activities are realized. We believe the capacity is required in order to enable us to aggressively pursue other markets, including foods and beverages, which are potentially larger market opportunities for Martek DHA™ than the infant formula market.
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
Income Tax Provision
The non-cash provision for income taxes totaled $2.7 million and $4.1 million in the quarters ended January 31, 2006 and 2005, respectively, and has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
Net Income
As a result of the foregoing, net income was $4.8 million in the three months ended January 31, 2006 as compared to net income of $7.1 million in the three months ended January 31, 2005.
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
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income for the three months ended January 31, 2006 were $1.0 million and $600,000 lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended January 31, 2006 were each $0.02 lower than if the Company had continued to account for equity-based compensation under APB 25. As of January 31, 2006, there was $4.4 million of total unrecognized compensation cost related to unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
On January 31, 2006, Martek Biosciences Corporation (“Martek”) management, including Martek’s principal executive and principal financial officers, evaluated Martek’s disclosure controls and procedures and concluded that its disclosure controls and procedures were effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to Martek’s Form 10-Q to restate the Company’s financial statements and corresponding financial information for the three months ended January 31, 2006, Martek management re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2006. As a result of a material weakness in internal control over financial reporting related to the Company’s accounting for depreciation of assets held for future use, management has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2006.
To address the material weakness described above, Martek has corrected its accounting policy for the depreciation of assets held for future use. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and that the factors rendering Martek’s disclosure controls and procedures ineffective as of January 31, 2006 have been remediated.
Changes in Internal Control over Financial Reporting
Other than the matter described in this Item 4, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the filing of this Amendment No. 1 to Form 10-Q, management has concluded that the material weakness surrounding depreciation of assets held for future use noted above has been fully remediated through the filing of the Company’s restated financial statements.

PART II — OTHER INFORMATION
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

MARTEK BIOSCIENCES CORPORATION (Registrant)

Date: May 8, 2007	/s/ Peter L. Buzy

Peter L. Buzy, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)