Form 10-Q/A
period 2006-04-30
MARTEK BIOSCIENCES CORP
filed 2007-05-08
CIK 892025

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Form 10-Q for the three months ended April 30, 2006, as originally filed with the SEC on June 9, 2006, to restate our financial statements and corresponding financial information for the three and six months ended April 30, 2006.
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
A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part I Item 1 of this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the restatement:
o        Part I Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
o        Part I Item 4 — Controls and Procedures
This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended April 30, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on June 9, 2006.

MARTEK BIOSCIENCES CORPORATION
AMENDMENT NO. 1 TO FORM 10-Q
For The Quarterly Period Ended Apri1 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,
	2006
	(restated,	October 31,
In thousands, except share and per share data	unaudited)	2005
Assets
Current assets
Cash and cash equivalents	$14,320	$11,047
Short-term investments and marketable securities	11,250	22,300
Accounts receivable, net	31,564	27,603
Inventories, net	102,628	91,535
Other current assets	11,366	5,929

Total current assets	171,128	158,414

Property, plant and equipment, net	286,101	290,733
Deferred tax asset	42,381	48,201
Goodwill	48,575	48,490
Other intangible assets, net	32,825	31,129
Other assets, net	3,156	1,518

Total assets	$584,166	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,259	$16,661
Accrued liabilities	13,399	13,692
Current portion of notes payable and other long-term obligations	1,141	3,113
Current portion of unearned revenue	1,783	740

Total current liabilities	36,582	34,206

Long-term debt under revolving credit facility	43,000	55,000
Notes payable and other long-term obligations	10,738	11,115
Long-term portion of unearned revenue	8,822	8,959

Total liabilities	99,142	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,132,832 and 32,026,595 shares issued and outstanding, respectively	3,213	3,203
Additional paid-in capital	519,986	515,237
Accumulated other comprehensive income	840	1
Accumulated deficit	(39,015)	(49,236)

Total stockholders’ equity	485,024	469,205

Total liabilities and stockholders’ equity	$584,166	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
Unaudited - In thousands, except share and per share data	2006	2005	2006	2005
	(restated)		(restated)
Revenues

Product sales	$65,210	$52,834	$125,707	$115,945
Contract manufacturing sales	5,008	2,997	7,403	6,375

Total revenues	70,218	55,831	133,110	122,320

Cost of revenues:
Cost of product sales, including idle capacity costs	39,516	32,792	76,966	68,894
Cost of contract manufacturing sales	4,777	2,585	6,816	5,389

Total cost of revenues	44,293	35,377	83,782	74,283

Gross margin	25,925	20,454	49,328	48,037

Operating expenses:
Research and development (1)	6,258	5,321	11,738	10,137
Selling, general and administrative (1)	10,270	8,107	20,137	16,252
Other operating expenses	435	2,075	476	5,560

Total operating expenses	16,963	15,503	32,351	31,949

Income from operations	8,962	4,951	16,977	16,088

Interest and other income, net	437	456	800	636
Interest expense	(817)	—	(1,681)	(180)

Income before income tax provision	8,582	5,407	16,096	16,544
Income tax provision(1)	3,131	1,974	5,875	6,039

Net income	$5,451	$3,433	$10,221	$10,505

Net income per share
Basic	$0.17	$0.11	$0.32	$0.34

Diluted	$0.17	$0.11	$0.31	$0.33

Weighted average common shares outstanding
Basic	32,099,288	31,497,317	32,077,250	30,540,473
Diluted	32,605,494	32,649,141	32,481,844	31,595,277

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	308	—	660	—
Selling, general and administrative	646	—	1,282	—
Income tax provision	(348)	—	(709)	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205

Exercise of stock options and warrants	106,237	10	2,503	—	—	2,513
Equity-based compensation	—	—	2,246	—	—	2,246
Net income	—	—	—	—	10,221	10,221
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $413	—	—	—	839	—	839

Comprehensive income						11,060

Balance at April 30, 2006 (restated)	32,132,832	$3,213	$519,986	$840	$(39,015)	$485,024

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
Unaudited - In thousands	2006	2005
	(restated)
Operating activities

Net income	$10,221	$10,505
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,589	7,895
Deferred tax provision	5,875	6,039
Equity-based compensation expense	1,942	—
Other	—	1,117
Changes in operating assets and liabilities:
Accounts receivable	(3,961)	559
Inventories	(10,789)	(19,129)
Other assets	(6,176)	1,738
Accounts payable	3,598	(10,613)
Accrued liabilities	(365)	568
Unearned revenue and other liabilities	947	(1,424)

Net cash provided by (used in) operating activities	11,881	(2,745)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	11,050	(32,395)
Expenditures for property, plant and equipment	(4,631)	(45,546)
Proceeds from sale-leaseback transaction	—	4,128
Capitalization of intangible assets	(3,035)	(1,186)

Net cash provided by (used in) investing activities	3,384	(74,999)

Financing activities

Repayments of notes payable and other long-term obligations	(2,505)	(4,310)
Repayments under revolving credit facility, net	(12,000)	(30,000)
Proceeds from the issuance of common stock and exercise of stock options and warrants, net	2,513	93,581
Other	—	500

Net cash (used in) provided by financing activities	(11,992)	59,771

Net increase (decrease) in cash and cash equivalents	3,273	(17,973)
Cash and cash equivalents, beginning of period	11,047	29,445

Cash and cash equivalents, end of period	$14,320	$11,472

Supplemental cash flow disclosures:
Interest paid	$2,066	$1,775
Income taxes paid	$55	$—
See accompanying notes.

1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
In April 2007, the Company determined that, in accordance with its adopted straight-line depreciation policy, assets held for future use should be depreciated when available for use, and depreciation should be recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use. Previously, assets held for future use were not depreciated until placed in or returned to productive service. Accordingly, the Company has restated its consolidated financial statements for the three and six months ended April 30, 2006.
The following tables set forth, by impacted line item, the net effect of the restatements on the Company’s consolidated balance sheet and consolidated statement of income as of and for the three and six months ended April 30, 2006.
The line item amounts in the Company’s consolidated balance sheet as of April 30, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Property, plant and equipment, net	$288,699	$(2,598)	$286,101
Deferred tax asset	41,433	948	42,381
Total assets	585,816	(1,650)	584,166
Accumulated deficit	(37,365)	(1,650)	(39,015)
Total stockholders’ equity	486,674	(1,650)	485,024
Total liabilities and stockholders’ equity	585,816	(1,650)	584,166

The line item amounts in the Company’s consolidated statement of income for the three months ended April 30, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$38,198	$1,318	$39,516
Total cost of revenues	42,975	1,318	44,293
Gross margin	27,243	(1,318)	25,925
Income from operations	10,280	(1,318)	8,962
Income before income tax provision	9,900	(1,318)	8,582
Income tax provision	3,612	(481)	3,131
Net income	6,288	(837)	5,451
Net income per share:
Basic	$0.20	$(0.03)	$0.17
Diluted	$0.19	$(0.02)	$0.17

The line item amounts in the Company’s consolidated statement of income for the six months ended April 30, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$74,368	$2,598	$76,966
Total cost of revenues	81,184	2,598	83,782
Gross margin	51,926	(2,598)	49,328
Income from operations	19,575	(2,598)	16,977
Income before income tax provision	18,694	(2,598)	16,096
Income tax provision	6,823	(948)	5,875
Net income	11,871	(1,650)	10,221
Net income per share:
Basic	$0.37	$(0.05)	$0.32
Diluted	$0.37	$(0.06)	$0.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
5. INVENTORIES
Inventories consist of the following (in thousands):

	April 30,	October 31,
	2006	2005
Finished goods	$53,444	$34,328
Work in process	47,417	55,073
Raw materials	3,467	3,634

Total inventory	104,328	93,035
Less: inventory reserve	(1,700)	(1,500)

Inventories, net	$102,628	$91,535

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	April 30,	October 31,
	2006	2005
	(restated)

Land	$2,320	$2,318
Building and improvements	59,622	45,515
Machinery and equipment	233,321	187,922
Furniture and fixtures	3,349	3,161
Computer hardware and software	11,541	8,085

	310,153	247,001
Less: accumulated depreciation and amortization	(42,404)	(33,143)

	267,749	213,858
Construction in progress	18,352	76,875

Property, plant and equipment, net	$286,101	$290,733

Certain 2005 amounts in the above table have been reclassified in order to conform with the presentation of the restated 2006 amounts.
Assets available for commercial use that were not in productive service totaled $98.6 million and $17.5 million at April 30, 2006 and October 31, 2005, respectively.

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
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the three months ended April 30, 2006 were $1.0 million and $600,000 lower, respectively, and for the six months ended April 30, 2006 were $1.9 million and $1.2 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended April 30, 2006 were each $0.02 lower and for the six months ended April 30, 2006 were each $0.04 lower than if the Company had continued to account for equity-based compensation under APB 25.
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

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
	(restated)		(restated)
Net income, as reported	$5,451	$3,433	$10,221	$10,505
Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(8,176)	—	(43,970)

Pro forma net income (loss)	$5,451	$(4,743)	$10,221	$(33,465)

Net income (loss) per share:
Basic — as reported	$0.17	$0.11	$0.32	$0.34

Basic — pro forma	$0.17	$(0.15)	$0.32	$(1.10)

Diluted — as reported	$0.17	$0.11	$0.31	$0.33

Diluted — pro forma	$0.17	$(0.15)	$0.31	$(1.10)

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
	(restated)		(restated)
Net income	$5,451	$3,433	$10,221	$10,505

Weighted average shares outstanding, basic	32,099	31,497	32,077	30,540
Effect of dilutive potential common shares:
Stock options	506	1,131	404	1,035
Warrants	—	21	1	20

Total dilutive potential common shares	506	1,152	405	1,055

Weighted average shares outstanding, diluted	32,605	32,649	32,482	31,595

Net income per share, basic	$0.17	$0.11	$0.32	$0.34

Net income per share, diluted	$0.17	$0.11	$0.31	$0.33

Stock options to purchase approximately 1.8 million, 600,000, 2.0 million and 1.1 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended April 30, 2006 and 2005 and the six months ended April 30, 2006 and 2005, respectively, because the effects would have been antidilutive.
12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and six months ended April 30, 2006 and 2005 were as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
	(restated)		(restated)
Net income, as reported	$5,451	$3,433	$10,221	$10,505

Other comprehensive income (loss):
Unrealized gain (loss) on exchange rate forward contract, net of income tax provision (benefit) of $254, $92, $413 and $(62), respectively	575	154	839	(170)

Comprehensive income	$6,026	$3,587	$11,060	$10,335

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
For the six months ended April 30, 2006, we generated approximately $10.2 million in net income on revenues of $133.1 million. Although we anticipate future growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we may continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
	(restated)		(restated)
Cost of product sales, including idle capacity costs	$39,516	$32,792	$76,966	$68,894
Cost of contract manufacturing sales	4,777	2,585	6,816	5,389

Total cost of revenues	$44,293	$35,377	$83,782	$74,283

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 61% in the three months ended April 30, 2006 from 62% in the three months ended April 30, 2005. The decrease in the comparative three months was due to DHA productivity improvements (3%) and decreased costs of ARA (4%) attributed to the discontinuation of overseas air freighting of ARA and favorable euro exchange rates, partially offset by idle capacity costs. Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 61% from 59% in the six months ended April 30, 2006 compared to the six months ended April 30, 2005. The comparative six month period also included the benefits of DHA productivity and decreases in ARA costs; however, such gains were more than offset by idle capacity charges. Idle capacity costs were $3.0 million and $6.0 million in the three and six months ended April 30, 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity and are expected to continue until higher revenue and related production activities are realized. Martek’s capacity is a critical requirement for long-term supply agreements with large food and beverage companies. This capacity is also needed to achieve our medium-term revenue and market share objectives in the infant formula, perinatal products and food and beverage markets.
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
Income Tax Provision
The non-cash provision for income taxes totaled $3.1 million and $5.9 million in the three and six months ended April 30, 2006, respectively, and $2.0 million and $6.0 million in the three and six months ended April 30, 2005, respectively, and has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
Net Income
As a result of the foregoing, net income was $5.5 million in the three months ended April 30, 2006 as compared to net income of $3.4 million in the three months ended April 30, 2005, and net income was $10.2 million in the six months ended April 30, 2006 as compared to net income of $10.5 million in the six months ended April 30, 2005.
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
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income for the three months ended April 30, 2006 were $1.0 million and $600,000 lower, respectively, and income before income taxes and net income for the six months ended April 30, 2006 were $1.9 million and $1.2 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the three months ended April 30, 2006 were each $0.02 lower and for the six months ended April 30, 2006 were each $0.04 lower than if the Company had continued to account for equity-based compensation under APB 25. As of April 30, 2006, there was $4.1 million of total unrecognized compensation cost related to unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2010 with a weighted average recognition period of approximately one year.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
On April 30, 2006, Martek Biosciences Corporation (“Martek”) management, including Martek’s principal executive and principal financial officers, evaluated Martek’s disclosure controls and procedures and concluded that its disclosure controls and procedures were effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to Martek’s Form 10-Q to restate the Company's financial statements and corresponding financial information for the three months ended April 30, 2006, Martek management re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 30, 2006. As a result of a material weakness in internal control over financial reporting related to the Company’s accounting for depreciation of assets held for future use, management has concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2006.
To address the material weakness described above, Martek has corrected its accounting policy for the depreciation of assets held for future use. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and that the factors rendering Martek’s disclosure controls and procedures ineffective as of April 30, 2006 have been remediated.
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