Form 10-Q/A
period 2006-07-31
MARTEK BIOSCIENCES CORP
filed 2007-05-08
CIK 892025

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Form 10-Q for the three months ended July 31, 2006, as originally filed with the SEC on September 11, 2006, to restate our financial statements and corresponding financial information for the three and nine months ended July 31, 2006.
We are restating the financial statements and corresponding financial information to correct our accounting for depreciation on assets held for future use. In previously reported consolidated financial statements, we recorded depreciation on assets held for future use when such assets were placed in or returned to productive service. Upon review, we determined that, in accordance with our adopted straight-line depreciation policy, assets held for future use should have been depreciated when they were available for use, and the depreciation should have been recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use.
A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part I Item 1 of this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the restatement:
°	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
°	Part I Item 4 – Controls and Procedures
This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended July 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on September 11, 2006.

MARTEK BIOSCIENCES CORPORATION
AMENDMENT NO. 1 TO FORM 10-Q
For The Quarterly Period Ended July 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,
	2006
In thousands, except share and per share data	(restated,	October 31,
	unaudited)	2005
Assets
Current assets
Cash and cash equivalents	$12,727	$11,047
Short-term investments and marketable securities	11,250	22,300
Accounts receivable, net	30,482	27,603
Inventories, net	100,560	91,535
Other current assets	10,893	5,929

Total current assets	165,912	158,414

Property, plant and equipment, net	283,403	290,733
Deferred tax asset	39,883	48,201
Goodwill	48,596	48,490
Other intangible assets, net	34,024	31,129
Other assets, net	2,870	1,518

Total assets	$574,688	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,749	$16,661
Accrued liabilities	16,007	13,692
Current portion of notes payable and other long-term obligations	1,199	3,113
Current portion of deferred revenue	3,585	740

Total current liabilities	31,540	34,206

Long-term debt under revolving credit facility	33,000	55,000
Notes payable and other long-term obligations	10,678	11,115
Long-term portion of deferred revenue	9,027	8,959

Total liabilities	84,245	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,153,382 and 32,026,595 shares issued and outstanding, respectively	3,215	3,203
Additional paid-in capital	521,208	515,237
Accumulated other comprehensive income	420	1
Accumulated deficit	(34,400)	(49,236)

Total stockholders’ equity	490,443	469,205

Total liabilities and stockholders’ equity	$574,688	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended July 31,		Nine months ended July 31,
Unaudited - In thousands, except share and per share data	2006	2005	2006	2005
	(restated)		(restated)
Revenues:
Product sales	$66,322	$35,926	$192,029	$151,871
Contract manufacturing sales	4,036	3,563	11,439	9,938

Total revenues	70,358	39,489	203,468	161,809

Cost of revenues:
Cost of product sales, including idle capacity costs	41,009	22,429	117,975	91,323
Cost of contract manufacturing sales	3,943	3,261	10,759	8,650

Total cost of revenues	44,952	25,690	128,734	99,973

Gross margin	25,406	13,799	74,734	61,836

Operating expenses:
Research and development (1)	6,231	5,309	17,969	15,446
Selling, general and administrative (1)	11,328	7,834	31,465	24,086
Other operating expenses	207	1,243	683	6,803

Total operating expenses	17,766	14,386	50,117	46,335

Income (loss) from operations	7,640	(587)	24,617	15,501

Interest and other income, net	363	415	1,163	1,051
Interest expense	(735)	—	(2,416)	(180)

Income (loss) before income tax provision	7,268	(172)	23,364	16,372
Income tax provision (benefit) (1)	2,653	(63)	8,528	5,976

Net income (loss)	$4,615	$(109)	$14,836	$10,396

Net income (loss) per share
Basic	$0.14	$(0.00)	$0.46	$0.34

Diluted	$0.14	$(0.00)	$0.46	$0.33

Weighted average common shares outstanding
Basic	32,143,695	31,681,496	32,099,641	30,924,994
Diluted	32,473,578	31,681,496	32,471,120	31,867,590

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	247	—	907	—
Selling, general and administrative	470	—	1,752	—
Income tax provision (benefit)	(262)	—	(971)	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205

Exercise of stock options and warrants	126,787	12	2,889	—	—	2,901
Equity-based compensation	—	—	3,082	—	—	3,082
Net income	—	—	—	—	14,836	14,836
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $251	—	—	—	419	—	419

Comprehensive income						15,255

Balance at July 31, 2006 (restated)	32,153,382	$3,215	$521,208	$420	$(34,400)	$490,443

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
	2006	2005
Unaudited – In thousands	(restated)
Operating activities

Net income	$14,836	$10,396
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,114	12,195
Deferred tax provision	8,528	5,976
Equity-based compensation expense	2,659	—
Other	—	184
Changes in operating assets and liabilities:
Accounts receivable	(2,879)	15,611
Inventories	(8,602)	(42,346)
Other assets	(5,726)	3,614
Accounts payable	(5,912)	(6,716)
Accrued liabilities	1,200	(1,142)
Deferred revenue and other liabilities	2,938	(1,510)

Net cash provided by (used in) operating activities	23,156	(3,738)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	11,050	(22,345)
Expenditures for property, plant and equipment	(6,743)	(51,746)
Proceeds from sale-leaseback transaction and other	—	4,272
Capitalization of intangible assets	(3,928)	(3,298)

Net cash provided by (used in) investing activities	379	(73,117)

Financing activities

Repayments of notes payable and other long-term obligations	(2,756)	(4,623)
Repayments under revolving credit facility, net	(22,000)	(25,500)
Proceeds from the issuance of common stock and exercise of stock options and warrants, net	2,901	94,210
Other	—	500

Net cash (used in) provided by financing activities	(21,855)	64,587

Net increase (decrease) in cash and cash equivalents	1,680	(12,268)
Cash and cash equivalents, beginning of period	11,047	29,445

Cash and cash equivalents, end of period	$12,727	$17,177

Supplemental cash flow disclosures:
Interest paid	$2,895	$2,576
Notes payable issued in acquisition of land	$—	$800
Income taxes paid	$210	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
In April 2007, the Company determined that, in accordance with its adopted straight-line depreciation policy, assets held for future use should be depreciated when available for use, and depreciation should be recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commericial use. Previously, assets held for future use were not depreciated until placed in or returned to productive service. Accordingly, the Company has restated its consolidated financial statements for the three and nine months ended July 31, 2006.
The following tables set forth, by impacted line item, the net effect of the restatements on the Company’s consolidated balance sheet and consolidated statement of income as of and for the three and nine months ended July 31, 2006.
The line item amounts in the Company’s consolidated balance sheet as of July 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Property, plant and equipment, net	$287,078	$(3,675)	$283,403
Deferred tax asset	38,542	1,341	39,883
Total assets	577,022	(2,334)	574,688
Accumulated deficit	(32,066)	(2,334)	(34,400)
Total stockholders’ equity	492,777	(2,334)	490,443
Total liabilities and stockholders’ equity	577,022	(2,334)	574,688
The line item amounts in the Company’s consolidated statement of income for the three months ended July 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$39,932	$1,077	$41,009
Total cost of revenues	43,875	1,077	44,952
Gross margin	26,483	(1,077)	25,406
Income from operations	8,717	(1,077)	7,640
Income before income tax provision	8,345	(1,077)	7,268
Income tax provision	3,046	(393)	2,653
Net income	5,299	(684)	4,615
Net income per share:
Basic	$0.16	$(0.02)	$0.14
Diluted	$0.16	$(0.02)	$0.14
The line item amounts in the Company’s consolidated statement of income for the nine months ended July 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$114,300	$3,675	$117,975
Total cost of revenues	125,059	3,675	128,734
Gross margin	78,409	(3,675)	74,734
Income from operations	28,292	(3,675)	24,617
Income before income tax provision	27,039	(3,675)	23,364
Income tax provision	9,869	(1,341)	8,528
Net income	17,170	(2,334)	14,836
Net income per share:
Basic	$0.53	$(0.07)	$0.46
Diluted	$0.53	$(0.07)	$0.46

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
5. INVENTORIES
Inventories consist of the following (in thousands):

	July 31,	October 31,
	2006	2005
Finished goods	$50,288	$34,328
Work in process	48,759	55,073
Raw materials	3,513	3,634

Total inventory	102,560	93,035
Less: inventory reserve	(2,000)	(1,500)

Inventories, net	$100,560	$91,535

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	July 31,	October 31,
	2006	2005
	(restated)
Land	$2,320	$2,318
Building and improvements	60,690	45,515
Machinery and equipment	239,003	187,922
Furniture and fixtures	3,369	3,161
Computer hardware and software	11,733	8,085

	317,115	247,001
Less: accumulated depreciation and amortization	(47,196)	(33,143)

	269,919	213,858
Construction in progress	13,484	76,875

Property, plant and equipment, net	$283,403	$290,733

Certain 2005 amounts in the above table have been reclassified in order to conform with the presentation of the restated 2006 amounts.
Assets available for commercial use that were not in productive service totaled $59.8 million and $17.5 million at July 31, 2006 and October 31, 2005, respectively.
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

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
	(restated)		(restated)
Net income (loss), as reported	$4,615	$(109)	$14,836	$10,396

Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(10,927)	—	(54,897)

Pro forma net income (loss)	$4,615	$(11,036)	$14,836	$(44,501)

Net income (loss) per share:
Basic – as reported	$0.14	$(0.00)	$0.46	$0.34

Basic – pro forma	$0.14	$(0.35)	$0.46	$(1.44)

Diluted – as reported	$0.14	$(0.00)	$0.46	$0.33

Diluted – pro forma	$0.14	$(0.35)	$0.46	$(1.44)

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
	(restated)		(restated)
Net income (loss)	$4,615	$(109)	$14,836	$10,396

Weighted average shares outstanding, basic	32,144	31,681	32,100	30,925
Effect of dilutive potential common shares:
Stock options	330	—	371	924
Warrants	—	—	—	19

Total dilutive potential common shares	330	—	371	943

Weighted average shares outstanding, diluted	32,474	31,681	32,471	31,868

Net income per share, basic	$0.14	$(0.00)	$0.46	$0.34

Net income per share, diluted	$0.14	$(0.00)	$0.46	$0.33

Stock options to purchase approximately 2.7 million, 4.1 million, 2.1 million and 1.7 million shares were outstanding but were not included in the computation of diluted net income (loss) per share for the three months ended July 31, 2006 and 2005 and the nine months ended July 31, 2006 and 2005, respectively, because the effects would have been antidilutive.
12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and nine months ended July 31, 2006 and 2005 were as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
	(restated)		(restated)
Net income (loss), as reported	$4,615	$(109)	$14,836	$10,396

Other comprehensive income (loss):
Unrealized gain (loss) on exchange rate forward contract, net of income tax provision (benefit) of $(162), $48, $251 and $(14), respectively	(420)	79	419	(91)

`

Comprehensive income (loss)	$4,195	$(30)	$15,255	$10,305

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
For the nine months ended July 31, 2006, we generated approximately $14.8 million in net income on revenues of $203.5 million. Although we anticipate future growth in annual sales of our nutritional oils, and we have achieved annual operating profits since fiscal 2003, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of such fluctuations will depend, in part, on the timing and receipt of oils-related revenues. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
	(restated)		(restated)
Cost of product sales, including idle capacity costs	$41,009	$22,429	$117,975	$91,323
Cost of contract manufacturing sales	3,943	3,261	10,759	8,650

Total cost of revenues	$44,952	$25,690	$128,734	$99,973

Cost of product sales, including idle capacity costs, as a percentage of product sales was unchanged at 62% in the three months ended July 31, 2006 compared to the three months ended July 31, 2005. Gross margin in the comparative three months was favorably impacted by DHA productivity improvements (2%) and a lower overall cost of ARA (5%) resulting from yield improvements, favorable changes to the U.S. dollar to euro exchange rate and reductions in certain transportation costs. These gross margin improvements, however, were fully offset by idle capacity charges. Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 61% from 60% in the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005. The comparative nine month period also included the benefits of DHA productivity improvements (2%) and decreases in ARA costs (1%); however, such gains were more than offset by idle capacity charges (5%). Idle capacity costs were $4.0 million and $10.0 million in the three and nine months ended July 31, 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity and are expected to continue until higher revenue and related production activities are realized. Management believes that it must maintain capacity in excess of its current needs in order to enter into long-term supply agreements with large food and beverage companies, and to achieve our medium-term revenue and market share objectives in the infant formula, perinatal and food and beverage markets.
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
Income Tax Provision (Benefit)
The non-cash provision for income taxes totaled $2.7 million and $8.5 million in the three and nine months ended July 31, 2006, respectively. The non-cash income tax benefit totaled $100,000 in the three months ended July 31, 2005, and the provision for income taxes totaled $6.0 million in the nine months ended July 31, 2005. The income tax provision (benefit) has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
Net Income (Loss)
As a result of the foregoing, net income was $4.6 million in the three months ended July 31, 2006 as compared to net loss of $100,000 in the three months ended July 31, 2005, and net income was $14.8 million in the nine months ended July 31, 2006 as compared to net income of $10.4 million in the nine months ended July 31, 2005.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
On July 31, 2006, Martek Biosciences Corporation (“Martek”) management, including Martek’s principal executive and principal financial officers, evaluated Martek’s disclosure controls and procedures and concluded that its disclosure controls and procedures were effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to Martek’s Form 10-Q to restate the Company’s financial statements and corresponding financial information for the three months ended July 31, 2006, Martek management re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 31, 2006. As a result of a material weakness in internal control over financial reporting related to the Company’s accounting for depreciation of assets held for future use, management has concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2006.
To address the material weakness described above, Martek has corrected its accounting policy for the depreciation of assets held for future use. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and that the factors rendering Martek’s disclosure controls and procedures ineffective as of July 31, 2006 have been remediated.
Changes in Internal Control over Financial Reporting
Other than the matter described in this Item 4, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the filing of this Amendment No. 1 to Form 10-Q, management concluded that the material weakness surrounding depreciation of assets held for future use noted above has been fully remediated through the filing of the Company’s restated financial statements.

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