Form 10-K/A
period 2006-10-31
MARTEK BIOSCIENCES CORP
filed 2007-05-08
CIK 892025

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended October 31, 2006, as originally filed with the SEC on January 16, 2007, to restate our financial statements and corresponding financial information for the year ended October 31, 2006.
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
A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part II Item 8 of this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the restatement:
o	Item 1A – Risk Factors

o	Item 6 – Selected Financial Data

o	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

o	Item 8 – Financial Statements and Supplementary Data

o	Item 9A – Controls and Procedures
In addition, separate from the changes caused by the restatement, we have added disclosure to Note 7 to the consolidated financial statements regarding certain inventory classified as long-term.
This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended October 31, 2006 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with the portions of the original Form 10-K filed on January 16, 2007 that are not amended by this Amendment No. 1 and all filings made with the SEC subsequent thereto.

MARTEK BIOSCIENCES CORPORATION
AMENDMENT NO. 1 TO FORM 10-K
For The Fiscal Year Ended October 31, 2006

PART I
The information in this Form 10-K/A for Martek Biosciences Corporation (“Martek”, “we”, or the “Company”) contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 1. “Business” of our original Form 10-K and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K/A, including in Item 1A. Risk Factors.
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
We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella Alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. nor are we aware of any plans by them or any of our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals is currently selling Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza acted willfully in its infringement of one of these patents. The judge will now determine if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. These lawsuits are further described in Item 3 of Part I of the original Form 10-K, “Legal Proceedings.”

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies are developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. Furthermore, in October 2006, the Company completed a restructuring of its plant operations which transferred to our Kingstree plant a substantial portion of production formerly taking place in Winchester. As of October 31, 2006, the Company had $87.2 million of production assets that are available for commercial use but are not in productive service. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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

PART II

ITEM 6.	SELECTED FINANCIAL DATA.
The selected financial data set forth below with respect to the Company’s consolidated statements of income for each of the years in the three-year period ended October 31, 2006 and with respect to the consolidated balance sheets as of October 31, 2006 and 2005 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K/A. The statements of operations data for each of the years in the two-year period ended October 31, 2003 and the balance sheet data at October 31, 2004, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K/A. The information presented as of and for the year ended October 31, 2006 has been adjusted to reflect the restatement of the Company’s financial statements which is more fully described in Note 1 to the Company’s consolidated financial statements.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K/A.

	Year ended October 31,
In thousands, except per share data	2006	2005	2004	2003	2002
	(restated)

Consolidated Statements of Operations Data
Revenues:
Product sales	$255,838	$203,765	$170,565	$112,298	$46,055
Contract manufacturing sales	14,816	14,087	13,928	2,439	—

Total revenues	270,654	217,852	184,493	114,737	46,055

Cost of revenues:
Cost of product sales, including idle capacity costs	158,600	120,865	103,423	66,347	29,794
Cost of contract manufacturing sales	14,676	12,516	11,570	2,192	—

Total cost of revenues	173,276	133,381	114,993	68,539	29,794

Gross margin	97,378	84,471	69,500	46,198	16,261

Operating expenses:
Research and development (1)	24,823	20,468	18,596	13,154	12,188
Selling, general and administrative (1)	41,614	33,404	25,804	16,275	11,804
Restructuring charge	4,729	—	—	(250)	1,266
Other operating expenses	1,158	7,654	4,000	1,943	406
Acquired in-process research and development	—	—	—	—	15,788

Total operating expenses	72,324	61,526	48,400	31,122	41,452

Income (loss) from operations	25,054	22,945	21,100	15,076	(25,191)
Interest and other income (expense), net	(1,528)	1,125	772	916	958

Income (loss) before income tax provision (benefit)	23,526	24,070	21,872	15,992	(24,233)
Income tax provision (benefit) (1)	8,588	8,786	(25,176)	—	—

Net income (loss)	$14,938	$15,284	$47,048	$15,992	$(24,233)

Net income (loss) per share, basic	$0.47	$0.49	$1.62	$0.63	$(1.10)
Net income (loss) per share, diluted	$0.46	$0.48	$1.55	$0.58	$(1.10)

Shares used in computing basic earnings per share	32,113	31,164	29,033	25,510	21,982
Shares used in computing diluted earnings per share	32,343	32,032	30,386	27,417	21,982

(1) Includes the following amounts related to equity-based compensation expense:

Research and development	1,143	—	—	—	—
Selling, general and administrative	2,129	—	—	—	—
Income tax provision (benefit)	(1,194)	—	—	—	—

	October 31,
	2006	2005	2004	2003	2002
	(restated)

Consolidated Balance Sheets and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$26,828	$33,347	$42,650	$96,971	$22,419
Working capital	120,182	124,208	68,195	106,218	30,457
Total assets	597,973	578,485	501,398	295,523	124,312
Long-term debt, notes payable and other long-term obligations	46,277	66,115	97,175	10,441	—
Long-term portion of deferred revenue	9,335	8,959	9,140	8,992	2,246
Accumulated deficit	(34,298)	(49,236)	(64,520)	(111,568)	(127,560)
Total stockholders’ equity	492,575	469,205	346,164	243,964	105,977
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-K/A are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Item 1A. Risk Factors in this report on Form 10-K/A and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

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
For the years ended October 31, 2006, 2005 and 2004, we recognized approximately $14.9 million, $15.3 million and $47.0 million of net income, respectively, and as of October 31, 2006, our accumulated deficit was approximately $34.3 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
Valuation of Long-lived Assets We review our long-lived assets, including fixed assets and certain identified intangibles, for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. As of October 31, 2006, these long-lived assets had a total net book value of $372.4 million. Included in these long-lived assets are approximately $87.2 million of production equipment whose use is not currently required based on present customer demand. Undiscounted cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based on many assumptions for each target market, including the food and beverage market. Such assumptions include market size, penetration levels and future product margins. While management believes that its projections are reasonable and that no impairment of these assets exists, different assumptions could affect these evaluations and result in material impairment charges against the carrying value of these assets.

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
Deferred Income Taxes We provide for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized. As of October 31, 2006, our total gross deferred tax asset was $61.4 million. The realization of total deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws. We have also considered our future operating results which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate in determining the need for a valuation allowance. We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors. As of October 31, 2006, our deferred tax asset valuation allowance was $18.6 million, which related primarily to certain net operating loss carryforwards whose realization is uncertain. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional expense or benefit in the period of change.
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
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Year ended October 31,
	2006	2005	2004

	(restated)

Cost of product sales, including idle capacity costs	$158,600	$120,865	$103,423
Cost of contract manufacturing sales	14,676	12,516	11,570

Total cost of revenues	$173,276	$133,381	$114,993

Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 62% in fiscal 2006 from 59% in fiscal 2005. The increase was due to idle capacity charges (6%), partially offset by DHA productivity improvements (1%) and decreases in our overall cost of ARA (2%). Idle capacity costs were $14.1 million in fiscal 2006. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity.
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
We expect our overall gross profit margin in fiscal 2007 to reflect the improvements derived from the October 2006 plant restructuring, which will reduce idle capacity costs. We expect, however, that for much of fiscal 2007 these benefits will be more than offset by increases to our ARA purchase costs from our third-party supplier. We are currently in negotiations with our ARA supplier in attempts to mitigate such price increases.

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
Restructuring Charge We recognized a charge of $4.7 million in fiscal 2006 resulting from the plant restructuring announced in October 2006 following a review of our current production and cost structure. This charge primarily includes employee separation costs and a write-down of certain assets supporting production in Winchester. We anticipate incurring approximately $500,000 of additional restructuring costs in fiscal 2007 related mainly to outplacement services and employee relocation costs. See Note 12 to the consolidated financial statements for further discussion.
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
Income Tax Provision (Benefit)
The non-cash provision for income taxes totaled $8.6 million and $8.8 million in fiscal 2006 and 2005, respectively, and has been recorded based upon our effective tax rate of 36.5%.
In fiscal 2004, we reversed approximately $51 million of our deferred tax asset valuation allowance. This reversal resulted in the recognition of an income tax benefit totaling $25.2 million, a direct increase to stockholders’ equity of approximately $22.8 million due to non-qualified stock option exercises and a decrease to goodwill of approximately $2.6 million due to certain basis differences and net operating loss carryforwards resulting from our acquisition of OmegaTech. As of October 31, 2006, the net recorded value of our deferred tax asset was approximately $42.8 million. Realization of deferred tax assets is contingent upon the generation of future taxable income. As such, the realization of this $42.8 million asset will require the generation of approximately $118 million of future taxable income.
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

Net Income
As a result of the foregoing, net income was $14.9 million in fiscal 2006 as compared to net income of $15.3 million in fiscal 2005 and net income of $47.0 million in fiscal 2004.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
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
As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of October 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended have been restated.
As discussed in Note 4 to the consolidated financial statements, in fiscal year 2006, Martek Biosciences Corporation changed its method of accounting for equity-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 9, 2007, except for the effect of the material weakness described in the fifth paragraph of that report as to which the date is May 8, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of our internal control over financial reporting.
/s/ Ernst & Young LLP
McLean, Virginia
January 9, 2007, except for Note 1 as to which the date is
May 8, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Martek Biosciences Corporation did not maintain effective internal control over financial reporting as of October 31, 2006, because of the effect of the material weakness described below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martek Biosciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our report dated January 9, 2007, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting, and an unqualified opinion on the effectiveness of internal control over financial reporting as of October 31, 2006. Management has subsequently determined that a material weakness existed as of October 31, 2006 and has revised its assessment, which is presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to include this material weakness. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. Martek Biosciences Corporation did not maintain effective controls over the accounting for depreciation of assets held for future use. This deficiency resulted in the misstatement of property, plant and equipment, deferred tax assets, idle capacity cost of goods sold, and related footnote disclosures, which necessitated the restatement of the Company’s consolidated financial statements as of and for the year ended October 31, 2006, and its interim financial statements for the quarters ended January 31, 2006, April 30, 2006 and July 31, 2006.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended October 31, 2006, and this report does not affect our report dated January 9, 2007, except for Note 1 as to which the date is May 8, 2007, on those financial statements.
In our opinion, management’s assessment that Martek Biosciences Corporation did not maintain effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Martek Biosciences Corporation did not maintain effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2006, and our report dated January 9, 2007, except for Note 1 as to which the date is May 8, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
January 9, 2007, except for the effect of the material weakness described in the fifth paragraph above, as to which the date is May 8, 2007

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
In thousands, except share and per share data	2006	2005
	(restated)

Assets
Current assets
Cash and cash equivalents	$15,578	$11,047
Short-term investments and marketable securities	11,250	22,300
Accounts receivable, net	32,746	27,603
Inventories, net	100,320	91,535
Other current assets	10,074	5,929

Total current assets	169,968	158,414

Property, plant and equipment, net	286,922	290,733
Deferred tax asset	41,619	48,201
Goodwill	48,603	48,490
Other intangible assets, net	36,828	31,129
Other assets, net	14,033	1,518

Total assets	$597,973	$578,485

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,663	$16,661
Accrued liabilities	24,098	13,692
Current portion of notes payable and other long-term obligations	1,231	3,113
Current portion of deferred revenue	2,794	740

Total current liabilities	49,786	34,206

Long-term debt under revolving credit facility	36,000	55,000
Notes payable and other long-term obligations	10,277	11,115
Long-term portion of deferred revenue	9,335	8,959

Total liabilities	105,398	109,280

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series A junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,156,162 and 32,026,595 shares issued and outstanding, respectively	3,216	3,203
Additional paid-in capital	523,486	515,237
Accumulated other comprehensive income	171	1
Accumulated deficit	(34,298)	(49,236)

Total stockholders’ equity	492,575	469,205

Total liabilities and stockholders’ equity	$597,973	$578,485

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended October 31,
In thousands, except share and per share data	2006	2005	2004
	(restated)

Revenues:
Product sales	$255,838	$203,765	$170,565
Contract manufacturing sales	14,816	14,087	13,928

Total revenues	270,654	217,852	184,493

Cost of revenues:
Cost of product sales, including idle capacity costs	158,600	120,865	103,423
Cost of contract manufacturing sales	14,676	12,516	11,570

Total cost of revenues	173,276	133,381	114,993

Gross margin	97,378	84,471	69,500

Operating expenses:
Research and development (1)	24,823	20,468	18,596
Selling, general and administrative (1)	41,614	33,404	25,804
Restructuring charge	4,729	—	—
Other operating expenses	1,158	7,654	4,000

Total operating expenses	72,324	61,526	48,400

Income from operations	25,054	22,945	21,100

Interest and other income, net	1,490	1,428	777
Interest expense	(3,018)	(303)	(5)

Income before income tax provision (benefit)	23,526	24,070	21,872
Income tax provision (benefit) (1)	8,588	8,786	(25,176)

Net income	$14,938	$15,284	$47,048

Net income per share
Basic	$0.47	$0.49	$1.62

Diluted	$0.46	$0.48	$1.55

Weighted average common shares outstanding
Basic	32,113,301	31,164,149	29,033,241
Diluted	32,343,015	32,031,503	30,385,707

(1) Includes the following amounts related to equity-based compensation expense:
Research and development	1,143	—	—
Selling, general and administrative	2,129	—	—
Income tax provision (benefit)	(1,194)	—	—
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2003	28,041,323	$2,804	$352,728	$—	$(111,568)	$243,964

Issuance of common stock, net of issuance costs	176,885	18	11,272	—	—	11,290
Exercise of stock options and warrants	1,272,919	127	20,817	—	—	20,944
Equity-based compensation	—	—	28	—	—	28
Tax benefit of exercise of non-qualified stock options	—	—	22,822	—	—	22,822
Net income	—	—	—	—	47,048	47,048
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $0	—	—	—	68	—	68

Comprehensive income						47,116

Balance at October 31, 2004	29,491,127	2,949	407,667	68	(64,520)	346,164

Issuance of common stock, net of issuance costs	1,756,614	176	81,268	—	—	81,444
Exercise of stock options	778,854	78	18,592	—	—	18,670
Equity-based compensation	—	—	36	—	—	36
Tax benefit of exercise of non-qualified stock options	—	—	7,674	—	—	7,674
Net income	—	—	—	—	15,284	15,284
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax of $0	—	—	—	(67)	—	(67)

Comprehensive income						15,217

Balance at October 31, 2005	32,026,595	3,203	515,237	1	(49,236)	469,205

Exercise of stock options and warrants	129,567	13	2,909	—	—	2,922
Equity-based compensation	—	—	3,753	—	—	3,753
Tax benefit of exercise of non-qualified stock options	—	—	1,587	—	—	1,587
Net income	—	—	—	—	14,938	14,938
Other comprehensive income:
Unrealized gain on exchange rate forward contract, net of tax of $102	—	—	—	170	—	170

Comprehensive income						15,108

Balance at October 31, 2006 (restated)	32,156,162	$3,216	$523,486	$171	$(34,298)	$492,575

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
In thousands	2006	2005	2004
	(restated)

Operating activities

Net income	$14,938	$15,284	$47,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,672	16,494	8,687
Provision for inventory obsolescence	500	2,000	500
Deferred tax provision (benefit)	8,588	8,786	(25,176)
Equity-based compensation expense	3,272	—	—
Incremental tax benefit from exercise of non-qualified stock options	(1,587)	—	—
Loss from disposal and write-down of assets and other	2,845	1,131	169
Changes in operating assets and liabilities:
Accounts receivable	(5,143)	9,689	(17,128)
Inventories	(20,804)	(63,156)	(15,525)
Other assets	(4,393)	1,413	1,324
Accounts payable	5,002	(10,303)	9,150
Accrued liabilities	8,527	2,947	1,552
Deferred revenue and other liabilities	2,205	(1,429)	(511)

Net cash provided by (used in) operating activities	35,622	(17,144)	10,090

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	11,050	(9,095)	53,842
Expenditures for property, plant and equipment	(10,902)	(57,181)	(180,409)
(Repurchase) proceeds from sale-leaseback transaction and other	(6,877)	4,272	10,895
Capitalization of intangible and other assets	(6,862)	(4,989)	(9,383)

Net cash used in investing activities	(13,591)	(66,993)	(125,055)

Financing activities

Repayments of notes payable and other long-term obligations	(3,009)	(4,875)	(2,748)
(Repayments) borrowings under revolving credit facility, net	(19,000)	(30,000)	85,000
Proceeds from the issuance of common stock, net of issuance costs	—	81,444	11,290
Proceeds from the exercise of stock options and warrants	2,922	18,670	20,944
Incremental tax benefit from exercise of non-qualified stock options	1,587	—	—
Other	—	500	—

Net cash (used in) provided by financing activities	(17,500)	65,739	114,486

Net increase (decrease) in cash and cash equivalents	4,531	(18,398)	(479)
Cash and cash equivalents, beginning of year	11,047	29,445	29,924

Cash and cash equivalents, end of year	$15,578	$11,047	$29,445

Supplemental cash flow disclosures:
Interest paid	$3,625	$3,528	$2,084
Income taxes paid	$280	$—	$—
Notes payable issued in acquisition of land	$—	$800	$—
Purchase of DSM license through long-term obligation	$—	$—	$6,000
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
In April 2007, the Company determined that, in accordance with its adopted straight-line depreciation policy, assets held for future use should be depreciated when available for use, and depreciation should be recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use. Previously, assets held for future use were not depreciated until placed in or returned to productive service. Accordingly, the Company has restated its consolidated financial statements for the fiscal year ended October 31, 2006 and its unaudited quarterly financial information for the interim periods of fiscal 2006.
The following tables set forth, by impacted line item, the net effect of the restatements on the Company’s consolidated balance sheet and consolidated statement of income as of and for the year ended October 31, 2006 (see Note 19 “Quarterly Financial Information” for the quarterly impact of the fiscal 2006 restatement adjustments).
The line item amounts in the Company’s consolidated balance sheet as of October 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Property, plant and equipment, net	$291,445	$(4,523)	$286,922
Deferred tax asset	39,969	1,650	41,619
Total assets	600,846	(2,873)	597,973
Accumulated deficit	(31,425)	(2,873)	(34,298)
Total stockholders’ equity	495,448	(2,873)	492,575
Total liabilities and stockholders’ equity	600,846	(2,873)	597,973
The line item amounts in the Company’s consolidated statement of income for the year ended October 31, 2006 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$154,077	$4,523	$158,600
Total cost of revenues	168,753	4,523	173,276
Gross margin	101,901	(4,523)	97,378
Income from operations	29,577	(4,523)	25,054
Income before income tax provision (benefit)	28,049	(4,523)	23,526
Income tax provision (benefit)	10,238	(1,650)	8,588
Net income	17,811	(2,873)	14,938
Net income per share:
Basic	$0.55	$(0.08)	$0.47
Diluted	$0.55	$(0.09)	$0.46

2. ORGANIZATION AND DESCRIPTION OF BUSINESS
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
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
4. EQUITY-BASED COMPENSATION
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

	Year ended October 31,
	2006	2005	2004
	(restated)

Net income, as reported	$14,938	$15,284	$47,048

Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	(58,349)	(17,920)

Pro forma net income (loss)	$14,938	$(43,065)	$29,128

Net income (loss) per share:
Basic — as reported	$0.47	$0.49	$1.62

Basic — pro forma	$0.47	$(1.38)	$1.00

Diluted — as reported	$0.46	$0.48	$1.55

Diluted — pro forma	$0.46	$(1.38)	$0.96

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
7. INVENTORIES
Inventories consist of the following (in thousands):

	October 31,
	2006	2005

Finished goods	$43,928	$34,328
Work in process	66,968	55,073
Raw materials	3,024	3,634

Total inventories	113,920	93,035
Less: inventory reserve	(1,600)	(1,500)

Total inventories, net	112,320	91,535
Less: long-term portion	(12,000)	—

Inventories, net	$100,320	$91,535

Idle capacity costs totaled $14.1 million for the year ended October 31, 2006 and related primarily to certain fixed costs associated with the underutilized portion of the Company’s Kingstree, South Carolina production plant. See Note 12 for a discussion of the Company’s restructuring of plant operations in October 2006.
During fiscal 2006, the Company began the full internal production of its non-infant formula DHA ("DHA-S"), which is used in and sold for applications in the nutritional supplements, animal feed and food and beverage markets. In order to establish competencies in the large-scale production of DHA-S, the Company completed several DHA-S production campaigns during fiscal 2006. Consequently, the Company’s DHA-S inventory increased during this period to approximately $21 million, ultimately resulting in $12 million of DHA-S work-in-progress inventory being classified as long-term as of October 31, 2006. Inventory levels are evaluated by management based upon product demand, shelf-life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable. Management believes that all inventories currently classified as long-term are fully realizable and expects that by October 31, 2007, all of such inventory will be classified as current.

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	October 31,
	2006	2005
	(restated)

Land	$2,320	$2,318
Building and improvements	61,855	45,515
Machinery and equipment	248,107	187,922
Furniture and fixtures	2,716	3,161
Computer hardware and software	11,413	8,085

	326,411	247,001
Less: accumulated depreciation and amortization	(50,473)	(33,143)

	275,938	213,858
Construction in progress	10,984	76,875

Property, plant and equipment, net	$286,922	$290,733

Certain 2005 amounts in the above table have been reclassified in order to conform with the presentation of the restated 2006 amounts.
Depreciation and amortization expense on property, plant and equipment totaled approximately $18.9 million, $14.0 million and $6.8 million for the years ended October 31, 2006, 2005 and 2004, respectively.
Assets available for commercial use that were not in productive service totaled $87.2 million and $17.5 million at October 31, 2006 and 2005, respectively. See Note 12 for discussion of assets being held for sale.
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
12. RESTRUCTURING CHARGE
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
Class Action Lawsuit Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and is defending vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any. The Company believes that the costs and expenses related to this litigation could be significant. These lawsuits are further described in Item 3 of Part I in the original Form 10-K, “Legal Proceedings.”
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

15. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended October 31,
	2006	2005	2004
	(restated)

Net income	$14,938	$15,284	$47,048

Weighted average shares outstanding, basic	32,113	31,164	29,033
Effect of dilutive potential common shares:
Stock options	230	849	1,315
Warrants	—	19	38

Total dilutive potential common shares	230	868	1,353

Weighted average shares outstanding, diluted	32,343	32,032	30,386

Net income per share, basic	$0.47	$0.49	$1.62

Net income per share, diluted	$0.46	$0.48	$1.55

Employee stock options to purchase approximately 2.7 million, 1.7 million and 600,000 shares were outstanding but were not included in the computation of diluted net income per share for the years ended October 31, 2006, 2005 and 2004, respectively, because the effects would have been antidilutive.
16. STOCKHOLDERS’ EQUITY
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
17. INCOME TAXES
The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year ended October 31,
	2006	2005	2004
	(restated)

Federal income tax expense at 35%	$8,234	$8,425	$7,656

State taxes, net of Federal benefit	210	283	828
Change in valuation allowance	—	—	(33,593)
Other	144	78	(67)

Total provision (benefit)	$8,588	$8,786	$(25,176)

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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	October 31,
	2006	2005
	(restated)

Deferred tax assets:
Accruals and reserves	$1,815	$1,408
Patents and trademarks	309	528
Net operating loss carryforwards	66,437	77,833
Deferred revenue	4,271	3,494
Equity-based compensation	1,306	—
Other	79	214

Total assets	74,217	83,477

Deferred tax liabilities:
Property, plant and equipment	(8,863)	(5,958)
Acquired intangibles	(3,051)	(3,507)
Goodwill	(816)	(559)
Other	(101)	—

Total liabilities	(12,831)	(10,024)

Total deferred tax asset	61,386	73,453
Valuation allowance	(18,586)	(23,832)

Deferred tax asset, net of valuation allowance	42,800	49,621
Less: current deferred tax asset	(1,181)	(1,420)

Long-term deferred tax asset	$41,619	$48,201

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
19. QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly unaudited financial information for fiscal 2006, as restated, and 2005 is presented in the following table (in thousands, except per share data):

	1st	2nd	3rd		4th
	Quarter	Quarter	Quarter		Quarter
2006 (restated)
Total revenues	$62,892	$70,218	$70,358		$67,186
Cost of revenues	39,489	44,293	44,952		44,542
Income from operations	8,015	8,962	7,640		437	(1)
Net income	4,770	5,451	4,615		102	(1)
Net income per share, basic	0.15	0.17	0.14		0.00
Net income per share, diluted	0.15	0.17	0.14		0.00

2005
Total revenues	$66,489	$55,831	$39,489	(2)	$56,043
Cost of revenues	38,906	35,377	25,690		33,408
Income (loss) from operations	11,137	4,951	(587	)(2)	7,444
Net income (loss)	7,072	3,433	(109	)(2)	4,888
Net income (loss) per share, basic	0.24	0.11	(0.00)		0.15
Net income (loss) per share, diluted	0.23	0.11	(0.00)		0.15

(1)	In the fourth quarter of fiscal 2006, Martek recognized a charge of $4.7 million related to the restructuring of plant operations (see Note 12).

(2)	In the third quarter of fiscal 2005, revenues declined due to a build-up of inventory by certain customers.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
On October 31, 2006, Martek Biosciences Corporation (“Martek”) management, including Martek’s principal executive and principal financial officers, evaluated Martek’s disclosure controls and procedures and concluded that its disclosure controls and procedures were effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to Martek’s Annual Report on Form 10-K to restate the Company’s financial statements and corresponding financial information for the year ended October 31, 2006, Martek management re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 31, 2006. As a result of a material weakness in internal control over financial reporting related to the Company’s accounting for depreciation of assets held for future use, management has concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2006.
To address the material weakness described below, Martek has corrected its accounting policy for the depreciation of assets held for future use. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and that the factors rendering Martek’s disclosure controls and procedures ineffective as of October 31, 2006 have been remediated.
Changes in Internal Control over Financial Reporting
Other than the matter described in this Item 9A, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of the filing of this Amendment No. 1 to Form 10-K, management has concluded that the material weakness surrounding depreciation of assets held for future use noted above has been fully remediated through the filing of the Company’s restated financial statements.
Management’s Report on Internal Control over Financial Reporting (as revised)
Martek is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Martek’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Martek’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect Martek’s transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Martek’s receipts and expenditures are being made only in accordance with authorizations of Martek’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Martek’s assets that could have a material effect on the financial statements.
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
On October 31, 2006, Martek’s management, including Martek’s principal executive and principal financial officers, evaluated Martek’s internal control over financial reporting and concluded that the internal control over financial reporting was effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to Martek’s Annual Report on Form 10-K to restate the Company’s financial statements and corresponding financial information for the year ended October 31, 2006, management re-evaluated the effectiveness of Martek’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this re-evaluation, management identified one material weakness as of October 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness pertains to insufficient controls over the accounting for depreciation of assets held for future use. During fiscal 2006, Martek recorded depreciation of assets held for future use when such assets were placed in or returned to productive service. Upon review, Martek determined that, in accordance with our adopted straight-line depreciation policy, assets held for future use should have been depreciated when they were available for use, and depreciation should have been recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use. This correction, which was not identified by the Company’s existing controls over the calculation of depreciation, resulted in the restatement of the Company’s financial statements for the fiscal year ended October 31, 2006 and its unaudited quarterly financial information for the interim periods of fiscal 2006.
Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2006, based on the criteria in COSO Internal Control — Integrated Framework.
Management’s assessment of the effectiveness of Martek’s internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, as stated in their report, which is included herein.
Remediation of Material Weakness
As part of the filing of this Amendment No. 1 to Form 10-K, management has concluded that the material weakness surrounding depreciation of assets held for future use noted above has been fully remediated through the filing of the Company’s restated financial statements.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(3) Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2007.

MARTEK BIOSCIENCES CORPORATION
By	/s/ Steve Dubin
Steve Dubin
Chief Executive Officer and Director

EXHIBIT INDEX

EXHIBIT
NUMBER#	DESCRIPTION

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed herewith.