Form 10-Q/A
period 2007-01-31
MARTEK BIOSCIENCES CORP
filed 2007-05-08
CIK 892025

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 to Form 10-Q for the three months ended January 31, 2007, as originally filed with the SEC on March 12, 2007, to restate our financial statements and corresponding financial information for the three months ended January 31, 2007. We have previously filed Amendment No. 1 to Form 10-Q for the three months ended January 31, 2006 and Amendment No. 1 to Form 10-K for the year ended October 31, 2006 to restate our financial statements and corresponding financial information for the three months ended January 31, 2006 and for the year ended October 31, 2006, respectively. See Form 10-Q/A for the three months ended January 31, 2006 and Form 10-K/A for the year ended October 31, 2006, both filed on May 8, 2007, for further discussion of the restatement of the respective 2006 periods.
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
A more complete discussion of this restatement is set forth in Note 1 to the consolidated financial statements included in Part I Item 1 of this Amendment No. 1. Changes also have been made to the following items in this Amendment No. 1 as a result of the restatement:
o	Part I Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

o	Part I Item 4 – Controls and Procedures
In addition, separate from the changes caused by the restatement, we have added disclosure to Note 5 to the consolidated financial statements regarding certain inventory classified as long-term.
This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended January 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with the portions of the original Form 10-Q filed on March 12, 2007 that are not amended by this Amendment No. 1 and our filings made with the SEC subsequent to the filing of the original Form 10-Q.

MARTEK BIOSCIENCES CORPORATION
AMENDMENT NO. 1 TO FORM 10-Q
For The Quarterly Period Ended January 31, 2007

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,
	2007	October 31,
	(restated,	2006
In thousands, except share and per share data	unaudited)	(restated)
Assets
Current assets
Cash and cash equivalents	$14,752	$15,578
Short-term investments and marketable securities	4,400	11,250
Accounts receivable, net	34,401	32,746
Inventories, net	106,731	100,320
Other current assets	9,733	10,074

Total current assets	170,017	169,968

Property, plant and equipment, net	287,426	286,922
Deferred tax asset	40,318	41,619
Goodwill	48,653	48,603
Other intangible assets, net	36,596	36,828
Other assets, net	13,730	14,033

Total assets	$596,740	$597,973

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,952	$21,663
Accrued liabilities	17,391	24,098
Current portion of notes payable and other long-term obligations	1,234	1,231
Current portion of deferred revenue	1,832	2,794

Total current liabilities	39,409	49,786

Long-term debt under revolving credit facility	41,000	36,000
Notes payable and other long-term obligations	9,971	10,277
Long-term portion of deferred revenue	9,722	9,335

Total liabilities	100,102	105,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,195,428 and 32,156,162 shares issued and outstanding, respectively	3,220	3,216
Additional paid-in capital	524,926	523,486
Accumulated other comprehensive income	40	171
Accumulated deficit	(31,548)	(34,298)

Total stockholders’ equity	496,638	492,575

Total liabilities and stockholders’ equity	$596,740	$597,973

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended January 31,
Unaudited - In thousands, except share and per share data	2007 (restated)	2006 (restated)
Revenues:
Product sales	$66,712	$60,497
Contract manufacturing sales	3,549	2,395

Total revenues	70,261	62,892

Cost of revenues:
Cost of product sales, including idle capacity costs	42,969	37,450
Cost of contract manufacturing sales	3,423	2,039

Total cost of revenues	46,392	39,489

Gross margin	23,869	23,403

Operating expenses:
Research and development	6,166	5,480
Selling, general and administrative	11,954	9,867
Restructuring charge	518	—
Other operating expenses	473	41

Total operating expenses	19,111	15,388

Income from operations	4,758	8,015

Interest and other income, net	283	363
Interest expense	(724)	(864)

Income before income tax provision	4,317	7,514
Income tax provision	1,567	2,744

Net income	$2,750	$4,770

Net income per share
Basic	$0.09	$0.15

Diluted	$0.08	$0.15

Weighted average common shares outstanding
Basic	32,180,760	32,055,930
Diluted	32,366,426	32,431,559
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2006 (restated)	32,156,162	$3,216	$523,486	$171	$(34,298)	$492,575

Exercise of stock options	39,266	4	635	—	—	639
Equity-based compensation	—	—	688	—	—	688
Tax benefit of exercise of non-qualified stock options	—	—	117	—	—	117
Net income	—	—	—	—	2,750	2,750
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax of $(79)	—	—	—	(131)	—	(131)

Comprehensive income						2,619

Balance at January 31, 2007 (restated)	32,195,428	$3,220	$524,926	$40	$(31,548)	$496,638

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited – In thousands	2007 (restated)	2006 (restated)
Operating activities

Net income	$2,750	$4,770
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,334	5,352
Deferred tax provision	1,567	2,744
Equity-based compensation expense	609	988
Incremental tax benefit from exercise of non-qualified stock options	(117)	—
Loss from disposal and write-down of assets and other	248	—
Changes in operating assets and liabilities:
Accounts receivable	(1,655)	(9,235)
Inventories	(6,332)	(5,256)
Other assets	363	(2,244)
Accounts payable	(2,711)	(516)
Accrued liabilities	(5,362)	2,060
Deferred revenue and other liabilities	(626)	1,515

Net cash (used in) provided by operating activities	(4,932)	178

Investing activities

Sale of short-term investments and marketable securities, net	6,850	3,600
Expenditures for property, plant and equipment	(1,628)	(2,415)
Repurchase of sale-leaseback transaction	(3,910)	—
Capitalization of intangible assets	(2,710)	(880)

Net cash (used in) provided by investing activities	(1,398)	305

Financing activities

Repayments of notes payable and other long-term obligations	(252)	(2,252)
Borrowings under revolving credit facility, net	5,000	8,000
Proceeds from the exercise of stock options and warrants, net	639	707
Incremental tax benefit from exercise of non-qualified stock options	117	—

Net cash provided by financing activities	5,504	6,455

Net (decrease) increase in cash and cash equivalents	(826)	6,938
Cash and cash equivalents, beginning of period	15,578	11,047

Cash and cash equivalents, end of period	$14,752	$17,985

Supplemental cash flow disclosures:
Interest paid	$754	$987
Income taxes paid	$150	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
In April 2007, the Company determined that, in accordance with its adopted straight-line depreciation policy, assets held for future use should be depreciated when available for use, and depreciation should be recognized evenly over the life of the asset without regard to whether the asset has been placed in productive service or is in commercial use. Previously, assets held for future use were not depreciated until placed in or returned to productive service. Accordingly, the Company has restated its consolidated financial statements for the three months ended January 31, 2007.
The following tables set forth, by impacted line item, the net effect of the restatements on the Company’s consolidated balance sheet and consolidated statement of income as of and for the three months ended January 31, 2007.
The line item amounts in the Company’s consolidated balance sheet as of January 31, 2007 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Property, plant and equipment, net	$293,564	$(6,138)	$287,426
Deferred tax asset	38,082	2,236	40,318
Total assets	600,642	(3,902)	596,740
Accumulated deficit	(27,646)	(3,902)	(31,548)
Total stockholders’ equity	500,540	(3,902)	496,638
Total liabilities and stockholders’ equity	600,642	(3,902)	596,740
The line item amounts in the Company’s consolidated statement of income for the three months ended January 31, 2007 impacted by the restatement are as follows (in thousands):

	As		As
	Reported	Adjustment	Restated
Cost of product sales, including idle capacity costs	$41,354	$1,615	$42,969
Total cost of revenues	44,777	1,615	46,392
Gross margin	25,484	(1,615)	23,869
Income from operations	6,373	(1,615)	4,758
Income before income tax provision	5,932	(1,615)	4,317
Income tax provision	2,153	(586)	1,567
Net income	3,779	(1,029)	2,750
Net income per share:
Basic	$0.12	$(0.03)	$0.09
Diluted	$0.12	$(0.04)	$0.08
The Company has previously filed Amendment No. 1 to Form 10-Q for the three months ended January 31, 2006 and Amendment No. 1 to Form 10-K for the year ended October 31, 2006 to restate our financial statements and corresponding financial information for the three months ended January 31, 2006 and for the year ended October 31, 2006, respectively. See Form 10-Q/A for the three months ended January 31, 2006 and Form 10-K/A for the year ended October 31, 2006 for further discussion of the restatement of the respective 2006 periods.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation and Martek Biosciences Kingstree Corporation, (collectively, the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K/A for the year ended October 31, 2006.
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

Idle capacity costs totaled $2.2 million and $3.0 million for the three months ended January 31, 2007 and 2006, respectively, and relate to certain fixed costs associated with the underutilized portion of the Company’s production plants. See Note 9 for discussion of the October 2006 plant restructuring.
During fiscal 2006, the Company began the full internal production of its non-infant formula DHA (“DHA-S”), which is used in and sold for applications in the nutritional supplements, animal feed and food and beverage markets. In order to establish competencies in the large-scale production of DHA-S, the Company completed several DHA-S production campaigns during fiscal 2006. Consequently, the Company’s DHA-S inventory increased during this period to approximately $21 million, ultimately resulting in $12 million of DHA-S work-in-progress inventory being classified as long-term as of January 31, 2007 and October 31, 2006. Inventory levels are evaluated by management based upon product demand, shelf-life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable. Management believes that all inventories currently classified as long-term are fully realizable and expects that by October 31, 2007, all such inventory will be classified as current.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2007	2006
	(restated)	(restated)
Land	$2,320	$2,320
Building and improvements	62,673	61,855
Machinery and equipment	252,903	248,107
Furniture and fixtures	2,907	2,716
Computer hardware and software	11,522	11,413

	332,325	326,411
Less: accumulated depreciation and amortization	(55,514)	(50,473)

	276,811	275,938
Construction in progress	10,615	10,984

Property, plant and equipment, net	$287,426	$286,922

Assets available for commercial use that were not in productive service totaled $89.5 million and $87.2 million at January 31, 2007 and October 31, 2006, respectively.
Property, plant and equipment includes certain assets that formerly supported Winchester production and that are now being held for sale as a result of the October 2006 plant restructuring. The net book value of these assets included in the Company’s consolidated financial statements is approximately $200,000 at January 31, 2007, which represents their estimated fair market value less costs to sell. See Note 9 for discussion of the October 2006 plant restructuring.

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

8. NOTES PAYABLE AND LONG-TERM DEBT
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

10. COMMITMENTS AND CONTINGENCIES
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
Class Action Lawsuit Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are seeking class action status. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and is defending vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any. The Company believes that the costs and expenses related to this litigation could be significant. These lawsuits are further described in Item 1 of Part II of the original Form 10-Q “Legal Proceedings.”
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
12. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2007 (restated)	2006 (restated)
Net income	$2,750	$4,770

Weighted average shares outstanding, basic	32,181	32,056
Effect of dilutive potential common shares:
Stock options	183	374
Restricted stock units	2	—
Warrants	—	2

Total dilutive potential common shares	185	376

Weighted average shares outstanding, diluted	32,366	32,432

Net income per share, basic	$0.09	$0.15

Net income per share, diluted	$0.08	$0.15

Stock options to purchase approximately 2.7 million and 2.9 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2007 and 2006, respectively, because the effects would have been antidilutive.
13. COMPREHENSIVE INCOME
Comprehensive income and its components for the three months ended January 31, 2007 and 2006 were as follows (in thousands):

	Three months ended January 31,
	2007 (restated)	2006 (restated)
Net income, as reported	$2,750	$4,770

Other comprehensive income (loss):
Unrealized (loss) gain on exchange rate forward contract, net of income tax (benefit) provision of $(79) and $159, respectively	(131)	264

Comprehensive income	$2,619	$5,034

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
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-Q/A are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Part II, Item 1A. “Risk Factors” in the original report on Form 10-Q and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
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
For the three months ended January 31, 2007, we generated approximately $2.8 million of net income on revenues of $70.3 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
We anticipate that our gross margin will be between 34% and 35% in the second quarter of fiscal 2007. This margin will continue to reflect the negative effects of higher ARA purchase costs during 2006. However, because we are now purchasing ARA at costs lower than in 2006 and beginning to realize the full economic benefit of the Company’s October 2006 plant restructuring, we expect improvement in our gross margin over the last six months of fiscal 2007 with fourth quarter gross margin projected to be approximately 38%.
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
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K/A for the year ended October 31, 2006.

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
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2007	2006
	(restated)	(restated)
Cost of product sales, including idle capacity costs	$42,969	$37,450
Cost of contract manufacturing sales	3,423	2,039

Total cost of revenues	$46,392	$39,489

Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 64% in the three months ended January 31, 2007 from 62% in the three months ended January 31, 2006. The increase was due to higher ARA costs, partially offset by reduced idle capacity charges. Idle capacity costs were $2.2 million and $3.0 million in the three months ended January 31, 2007 and 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity. See “Production” for discussion of the October 2006 plant restructuring and resulting reduction in idle capacity costs in fiscal 2007.
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
Income Tax Provision
The non-cash provision for income taxes totaled $1.6 million and $2.7 million in the three months ended January 31, 2007 and 2006, respectively. The income tax provision has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
Net Income
As a result of the foregoing, net income was $2.8 million in the three months ended January 31, 2007 as compared to net income of $4.8 million in the three months ended January 31, 2006.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
On January 31, 2007, Martek Biosciences Corporation (“Martek”) management, including Martek’s principal executive and principal financial officers, evaluated Martek’s disclosure controls and procedures and concluded that its disclosure controls and procedures were effective. Subsequent to that date and in connection with the filing of this Amendment No. 1 to Martek’s Form 10-Q to restate the Company’s financial statements and corresponding financial information for the three months ended January 31, 2007, Martek management re-evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 31, 2007. As a result of a material weakness in internal control over financial reporting related to the Company’s accounting for depreciation of assets held for future use, management has concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2007.
To address the material weakness described above, Martek has corrected its accounting policy for the depreciation of assets held for future use. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and that the factors rendering Martek’s disclosure controls and procedures ineffective as of January 31, 2007 have been remediated.
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