Form 10-Q
period 2007-04-30
MARTEK BIOSCIENCES CORP
filed 2007-06-11
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
The number of shares of Common Stock outstanding as of June 5, 2007 was 32,268,478.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended April 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2007	2006
	(unaudited)
In thousands, except share and per share data
Assets
Current assets
Cash and cash equivalents	$15,718	$15,578
Short-term investments and marketable securities	4,400	11,250
Accounts receivable, net	37,463	32,746
Inventories, net	111,686	100,320
Other current assets	7,240	10,074

Total current assets	176,507	169,968

Property, plant and equipment, net	283,762	286,922
Deferred tax asset	37,912	41,619
Goodwill	48,654	48,603
Other intangible assets, net	36,566	36,828
Other assets, net	6,756	14,033

Total assets	$590,157	$597,973

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,237	$21,663
Accrued liabilities	12,719	24,098
Current portion of notes payable and other long-term obligations	1,159	1,231
Current portion of deferred revenue	2,104	2,794

Total current liabilities	36,219	49,786

Long-term debt under revolving credit facility	31,000	36,000
Notes payable and other long-term obligations	9,738	10,277
Long-term portion of deferred revenue	9,785	9,335

Total liabilities	86,742	105,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,267,678 and 32,156,162 shares issued and outstanding, respectively	3,227	3,216
Additional paid-in capital	526,867	523,486
Accumulated other comprehensive income	—	171
Accumulated deficit	(26,679)	(34,298)

Total stockholders’ equity	503,415	492,575

Total liabilities and stockholders’ equity	$590,157	$597,973

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
Unaudited - In thousands, except share and per share data	2007	2006	2007	2006
Revenues:
Product sales	$72,336	$65,210	$139,048	$125,707
Contract manufacturing sales	4,350	5,008	7,899	7,403

Total revenues	76,686	70,218	146,947	133,110

Cost of revenues:
Cost of product sales, including idle capacity costs	45,817	39,516	88,786	76,966
Cost of contract manufacturing sales	4,192	4,777	7,615	6,816

Total cost of revenues	50,009	44,293	96,401	83,782

Gross margin	26,677	25,925	50,546	49,328

Operating expenses:
Research and development	6,261	6,258	12,427	11,738
Selling, general and administrative	11,633	10,270	23,587	20,137
Restructuring charge	83	—	601	—
Other operating expenses	623	435	1,096	476

Total operating expenses	18,600	16,963	37,711	32,351

Income from operations	8,077	8,962	12,835	16,977

Interest and other income, net	270	437	553	800
Interest expense	(703)	(817)	(1,427)	(1,681)

Income before income tax provision	7,644	8,582	11,961	16,096
Income tax provision	2,775	3,131	4,342	5,875

Net income	$4,869	$5,451	$7,619	$10,221

Net income per share
Basic	$0.15	$0.17	$0.24	$0.32

Diluted	$0.15	$0.17	$0.23	$0.31

Weighted average common shares outstanding
Basic	32,238,572	32,099,288	32,209,187	32,077,250
Diluted	32,441,657	32,605,494	32,429,595	32,481,844
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2006	32,156,162	$3,216	$523,486	$171	$(34,298)	$492,575

Exercise of stock options	111,516	11	1,582	—	—	1,593
Equity-based compensation	—	—	1,489	—	—	1,489
Tax benefit of exercise of non-qualified stock options	—	—	310	—	—	310
Net income	—	—	—	—	7,619	7,619
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax of $(102)	—	—	—	(171)	—	(171)

Comprehensive income						7,448

Balance at April 30, 2007	32,267,678	$3,227	$526,867	$—	$(26,679)	$503,415

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
Unaudited – In thousands	2007	2006
Operating activities

Net income	$7,619	$10,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,788	10,589
Deferred tax provision	4,342	5,875
Equity-based compensation expense	1,312	1,942
Incremental tax benefit from exercise of non-qualified stock options	(310)	—
Loss from disposal and write-down of assets and other	260	—
Changes in operating assets and liabilities:
Accounts receivable	(4,717)	(3,961)
Inventories	(4,189)	(10,789)
Other assets	2,615	(6,176)
Accounts payable	(1,426)	3,598
Accrued liabilities	(10,158)	(365)
Deferred revenue and other liabilities	(346)	947

Net cash provided by operating activities	7,790	11,881

Investing activities

Sale of short-term investments and marketable securities, net	6,850	11,050
Expenditures for property, plant and equipment	(3,059)	(4,631)
Repurchase from sale-leaseback transaction	(3,910)	—
Capitalization of intangible assets	(3,929)	(3,035)

Net cash (used in) provided by investing activities	(4,048)	3,384

Financing activities

Repayments of notes payable and other long-term obligations	(505)	(2,505)
Repayments under revolving credit facility, net	(5,000)	(12,000)
Proceeds from the exercise of stock options and warrants, net	1,593	2,513
Incremental tax benefit from exercise of non-qualified stock options	310	—

Net cash used in financing activities	(3,602)	(11,992)

Net increase in cash and cash equivalents	140	3,273
Cash and cash equivalents, beginning of period	15,578	11,047

Cash and cash equivalents, end of period	$15,718	$14,320

Supplemental cash flow disclosures:
Interest paid	$1,544	$2,066
Income taxes paid	$325	$55
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2006.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was $1.3 million and $2.3 million in the three and six months ended April 30, 2007, respectively, and $600,000 and $1.3 million in the three and six months ended April 30, 2006, respectively, and is included in product sales revenue in the consolidated statements of income.
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
Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of arachidonic acid (“ARA”) from DSM Food Specialties B.V. (“DSM”), a portion of which are denominated in euros.
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Acitivties.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of April 30, 2007, there were no outstanding forward contracts.

Research and Development Research and development costs are charged to operations as incurred and include internal labor, materials and overhead costs associated with the Company’s ongoing research and development activity and third-party costs for contracted work as well as ongoing clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs were approximately $600,000 and $1.3 million in the three and six months ended April 30, 2007, respectively, and $100,000 and $200,000 in the three and six months ended April 30, 2006, respectively.
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
At April 30, 2007 and October 31, 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates fair market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 30 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.

Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at April 30, 2007 and October 31, 2006.
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
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into an agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provides for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. In February 2006, the Company and DSM entered into an amendment to the original agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. As of April 30, 2007, the Company estimates that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 and 2007 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved with DSM in order to finalize 2006 and 2007 ARA pricing, and negotiations are ongoing. Absent a favorable resolution to Martek, 2006 and 2007 ARA pricing will approximate, in all material respects, the current recorded cost of such purchased ARA.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $4.4 million and $11.3 million as of April 30, 2007 and October 31, 2006, respectively. There were no unrealized holding gains or losses or realized gains or losses during the three and six months ended April 30, 2007 and 2006.

4. INVENTORIES
Inventories consist of the following (in thousands):

	April 30,	October 31,
	2007	2006
Finished goods	$52,372	$43,928
Work in process	61,696	66,968
Raw materials	3,218	3,024

Total inventories	117,286	113,920
Less: inventory reserve	(600)	(1,600)

Total inventories, net	116,686	112,320
Less: long-term portion	(5,000)	(12,000)

Inventories, net	$111,686	$100,320

Idle capacity costs totaled $1.8 million and $4.0 million for the three and six months ended April 30, 2007, respectively, and $3.0 million and $6.0 million for the three and six months ended April 30, 2006, respectively, and relate to certain fixed costs associated with the underutilized portion of the Company’s production plants. See Note 8 for discussion of the October 2006 plant restructuring.
During fiscal 2006, the Company began the full internal production of its non-infant formula DHA (“DHA-S”), which is used in and sold for applications in the nutritional supplements, animal feed and food and beverage markets. In order to establish competencies in the large-scale production of DHA-S, the Company completed several DHA-S production campaigns during fiscal 2006 and 2007. As of April 30, 2007 and October 31, 2006, the Company’s DHA-S inventory was approximately $21 million. Inventory levels are evaluated by management based upon product demand, shelf-life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable. Based on the Company’s projected DHA-S sales, of the DHA-S inventory on-hand, $5 million and $12 million of work-in-process inventory was classified as long-term as of April 30, 2007 and October 31, 2006, respectively. Management believes that all inventories currently classified as long-term are fully realizable and expects that by October 31, 2007, all of such inventory will be classified as current.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	April 30,	October 31,
	2007	2006
Land	$2,320	$2,320
Building and improvements	62,740	61,855
Machinery and equipment	253,411	248,107
Furniture and fixtures	2,926	2,716
Computer hardware and software	11,882	11,413

	333,279	326,411

Less: accumulated depreciation and amortization	(60,422)	(50,473)

	272,857	275,938

Construction in progress	10,905	10,984

Property, plant and equipment, net	$283,762	$286,922

Assets available for commercial use that were not in productive service totaled $76.5 million and $87.2 million at April 30, 2007 and October 31, 2006, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	April 30, 2007			October 31, 2006
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,089	$(620)	$1,469	$2,053	$(545)	$1,508
Patents	21,466	(3,504)	17,962	19,233	(1,835)	17,398
Core technology	1,708	(512)	1,196	1,708	(455)	1,253
Current products	10,676	(3,584)	7,092	10,676	(3,228)	7,448
Licenses	11,091	(2,244)	8,847	11,091	(1,870)	9,221
Goodwill	48,654	—	48,654	48,603	—	48,603

	$95,684	$(10,464)	$85,220	$93,364	$(7,933)	$85,431

7. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.0% in both the three and six months ended April 30, 2007 and 6.3% and 6.1 % for the three and six months ended April 30, 2006, respectively. The weighted average commitment fee rate on unused amounts was approximately 0.1% for both the three and six months ended April 30, 2007 and approximately 0.2% for both the three and six months ended April 30, 2006. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of April 30, 2007, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $31 million under the revolving credit facility. All borrowings are due at maturity.
During the three and six months ended April 30, 2007, the Company incurred interest on borrowings of approximately $700,000 and $1.5 million, respectively. During the three and six months ended April 30, 2006, the Company incurred interest on borrowings of approximately $1.0 million and $2.1 million, respectively. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction. Accordingly, during the three and six months ended April 30, 2007, approximately $100,000 and $200,000, respectively, of interest was capitalized, and during the three and six months ended April 30, 2006, approximately $300,000 and $500,000, respectively, of interest was capitalized.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at April 30, 2007 and October 31, 2006 approximate their fair values based on instruments of similar terms available to the Company.
8. RESTRUCTURING CHARGE
In October 2006, the Company restructured its plant operations following a review of production and cost structure. Under the restructuring, a substantial portion of production previously taking place at the Winchester, Kentucky manufacturing facility was transferred to the Kingstree, South Carolina manufacturing facility.
Expenses associated with the restructuring totaled approximately $100,000 and $600,000 in the three and six months ended April 30, 2007. These expenses are comprised primarily of outplacement-related professional services fees and personnel-related costs. Future costs associated with the restructuring are not expected to be material. The Company has incurred $5.3 million in cumulative expenses associated with the restructuring through April 30, 2007.
Certain assets that formerly supported Winchester production are now being held for sale as a result of the October 2006 plant restructuring. The net book value of these assets included in the Company’s consolidated financial statements is approximately $200,000 at April 30, 2007, which represents their estimated fair market value less costs to sell.

The following table summarizes the activity related to the restructuring charge and liability for restructuring costs (in thousands):

	Employee
	Separation
	Costs	Other	Total
Liability for restructuring costs at October 31, 2006	$1,972	$74	$2,046
Costs incurred	—	601	601
Cash payments	(1,946)	(594)	(2,540)
Adjustments	(26)	—	(26)

Liability for restructuring costs at April 30, 2007	$—	$81	$81

9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of April 30, 2007, the Company’s remaining obligation was approximately $7.5 million.
Scientific Research Collaborations In December 2003, the Company entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by the Company of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its services until June 2007, with expenses to be reimbursed by the Company through April 2007. Furthermore, the Company acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, the Company made a license payment of $750,000, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by Martek of such plant-based DHA. During the term of the license, the Company may be required to pay additional royalties of up to approximately 1.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.
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
As of April 30, 2007, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone and one of the financial milestones should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones would be recorded as goodwill.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza willfully infringed one of these patents. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova. A hearing in this case was held in April 2005 and the court’s decision is expected at some point in 2007. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of April 30, 2007, the patents being defended had a net book value of approximately $9.8 million, which will be amortized over a remaining period of approximately 6 years.
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
10. STOCKHOLDERS’ EQUITY
The Company did not grant any stock options during the six months ended April 30, 2007. The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during all prior periods.
The Company granted 273,380 restricted stock units during six months ended April 30, 2007, which generally vest over periods of up to 62 months from the date of grant. The fair value of the restricted stock units granted was based on fair market value on the date of grant.
The Company recognized $700,000 and $1.3 million in the three and six months ended April 30, 2007, respectively, in compensation cost related to stock options and restricted stock units and $1.0 million and $1.9 million in the three and six months ended April 30, 2006, respectively, in compensation cost related to stock options. As of April 30, 2007, there was $6.8 million of total unrecognized compensation cost related primarily to unvested restricted stock units and unvested stock options. The cost is expected to be recognized through fiscal 2012 with a weighted average recognition period of approximately two years.
11. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net income	$4,869	$5,451	$7,619	$10,221

Weighted average shares outstanding, basic	32,239	32,099	32,209	32,077
Effect of dilutive potential common shares:
Stock options	187	506	209	404
Restricted stock units	16	—	12	—
Warrants	—	—	—	1

Total dilutive potential common shares	203	506	221	405

Weighted average shares outstanding, diluted	32,442	32,605	32,430	32,482

Net income per share, basic	$0.15	$0.17	$0.24	$0.32

Net income per share, diluted	$0.15	$0.17	$0.23	$0.31

Stock options to purchase approximately 2.8 million and 2.7 million shares were outstanding but were not included in the computation of diluted net income per share for the three and six months ended April 30, 2007, respectively, and stock options to purchase approximately 1.8 million and 2.0 million shares were outstanding but were not included in the computation of diluted net income per share for the three and six months ended April 30, 2006, respectively, because the effects would have been antidilutive.

12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and six months ended April 30, 2007 and 2006 were as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net income, as reported	$4,869	$5,451	$7,619	$10,221

Other comprehensive income (loss):
Unrealized (loss) gain on exchange rate forward contract, net of income tax (benefit) provision of $(23), $254, $(102) and $413, respectively	(40)	575	(171)	839

Comprehensive income	$4,829	$6,026	$7,448	$11,060

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
GENERAL
Martek was founded in 1985. We are a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. We produce life’sDHA™, a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, perinatal products, foods and beverages and dietary supplements, and ARA (arachidonic acid), an omega-6 fatty acid, for use in infant formula. We sell oils containing these fatty acids as DHASCO®, life’sDHA™, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease and dementia. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks. Additional applications of our patented technology based upon microalgae include our currently marketed fluorescent detection products that can be used by researchers as an aid in drug discovery and diagnostics.

We have entered into license agreements with 27 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 30 countries and preterm infant formula products containing our oils collectively in over 60 countries around the world. Preterm infant formula products comprise less than 3% of the total infant formula market worldwide. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle and Hain Celestial are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to two years, as well as pregnant and nursing women.
We are aggressively pursuing further penetration of our DHA oils in the food and beverage market. We are in discussions with many companies in the food and beverage market to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. In addition, we have recently signed license and supply agreements with several major consumer food products companies that establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for certain minimum periods of time. We, along with our customers, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the food and beverage market. Management believes that over the next few years, the food and beverage and dietary supplements markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
For the six months ended April 30, 2007, we recognized approximately $7.6 million of net income on revenues of $146.9 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of international infant formula market introductions by our customers;

•	the timing of our customers’ ordering patterns;

•	the timing and extent of stocking and destocking of inventory by our customers;

•	the timing and extent of our customers’ production campaigns and plant maintenance shutdowns;

•	the timing and extent of introductions of DHA into various child and/or adult applications;

•	the continued acceptance of products containing our oils under WIC programs in the U.S.;

•	the continued acceptance of these products by consumers and continued demand by our customers;

•	the ability by us and our third-party manufacturers to produce adequate levels of our nutritional oils on a consistent basis;

•	the ability of our customers to incorporate our oils into various foods and beverages;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
RECENT HIGHLIGHTS
During the second quarter of fiscal 2007, several new products containing Martek’s life’sDHA™ were launched and co-branded with Martek’s life’s DHA™ logo as follows:
Food and Beverage Products
•	WhiteWave Foods’ Silk® Plus Omega-3 DHA Soymilk with life’sDHA™

•	Odwalla’s Soy Smart™ beverage with Martek’s life’sDHA™ (new flavors launched)

•	ZenSoy’s Soy on the Go Soymilk with life’sDHA™

•	FoodTech International’s Veggie Patch™ All Natural California Veggie Burgers with life’sDHA™

•	NuGo Nutrition’s NuGo Organic™ snack bars featuring life’sDHA™ (new flavors launched)

•	Fuji Food Products’ Fujisan sushi products containing life’sDHA™

•	Parmalat Australia’s Vaalia My First Yoghurt with life’sDHA™

•	Danone S.A.’s Danonino Petit Genio children’s drinkable yogurt with life’sDHA™
Pregnancy and Nursing Products
•	Everett Laboratories’ Vitafol® -OB+DHA with life’sDHA™

•	Mission Pharmacal’s Citracal® Prenatal 90 + DHA with life’sDHA™
During the second quarter of fiscal 2007, Martek entered new license and supply agreements as follows:
Food and Beverage Products
•	In March 2007, Martek entered into a new multi-year agreement with Dean Foods Company (Dean) under which Dean and all of its subsidiaries, including WhiteWave Foods Company (WhiteWave), have agreed to purchase, subject to certain limited exceptions, all of their DHA omega-3 needs from Martek for their products in the United States and other designated territories. Under the new agreement, WhiteWave expects to launch Horizon Organic® milk and Rachel’s® natural yogurt containing life’sDHA™ in the third quarter of this year.

•	In April 2007, Martek entered a multi-year agreement with Breyers Yogurt Company (Breyers), a wholly-owned subsidiary of Healthy Food Holdings, under which Breyers has agreed to purchase, subject to certain limited exceptions, all of its DHA omega-3 needs from Martek for products in the United States and other designated territories.
Infant Formula
•	In March 2007, Arla Foods, Europe’s second largest dairy company, signed a license and supply agreement for use of Martek’s DHA and ARA oils in infant formula products in certain markets.

•	In March 2007, Martek entered into an agreement with Murray Goulburn Co-Operative Co. Limited, Australia’s largest processor of milk and exporter of processed food, under which Martek will be the exclusive ARA supplier for all Murray Goulburn infant formula products sold in China.
In April 2007, the European Patent Office (EPO) granted another patent to Martek for arachidonic acid (ARA) oil made from Martek’s microbial source for use in infant formula. The newly granted divisional patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. In light of this newly granted divisional patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent will no longer be in force and effect.
Several studies using Martek’s DHA and discussing the benefits of DHA supplementation were recently published, including:
•	An independent study published in The Journal of Nutrition (April 2007) assessed the effects of low-dose DHA on blood pressure in healthy men and women from the United Kingdom. Compared with placebo, supplementation with Martek’s life’sDHA™ (0.7 g/day for 3 months) significantly reduced diastolic blood pressure by 3.3 mm Hg.

•	A study published in The Journal of Neuroscience (April 2007) used a transgenic mouse model of Alzheimer’s disease to show that supplementation with DHA reduced the accumulation of both amyloid-beta and tau, two indicators of the disease in humans. This study used Martek’s DHA oils and funding for the study was provided by Martek.

•	The results of a study, which were presented in March 2007 at the American College of Cardiology 56th Annual Scientific Session, showed that supplementation with 2g of Martek DHA daily for six weeks reduced triglycerides by nearly 20%, reduced pulse rate by 5 beats per minute and reduced diastolic blood pressure by 4 mm Hg. The study was conducted in men and women with hypertriglyceridemia who were already taking statin medications for the reduction of cholesterol. This study used Martek oils and funding for this study was provided by Martek.
MANAGEMENT OUTLOOK
For the third quarter of fiscal 2007, Martek expects total revenues to be between $77 million and $80 million, which includes projected non-infant formula nutritional revenue of between $6.0 million and $7.0 million (an approximate 20% increase over second quarter amounts). Net income is expected to be between $5.7 million and $6.7 million, and diluted earnings per share are projected to be between $0.18 and $0.21.

Third quarter gross margin is expected to be between 35.5% and 37% with this improvement from the second quarter due largely to a reduction in 2007 ARA purchase costs and the sale of such lower cost ARA. The lower cost ARA is expected to further benefit the Company’s fourth quarter gross margin, which is projected to be approximately 38%.
Non-infant formula nutritional sales in fiscal 2007 are expected to be between $22 million and $26 million, up significantly from $12 million in fiscal 2006. Including this non-infant formula nutritional revenue, the Company expects total fiscal 2007 revenue of between $301 million and $306 million. Revenue for the fourth quarter is forecasted to be near third quarter projected levels. Consistent with prior years, these fourth quarter revenues reflect expected periodic fluctuations in ordering by the Company’s large infant formula customers believed to be the result of the timing of production campaigns, plant maintenance shutdowns and other matters. Based on projected revenues and the anticipated gross margin improvement described above, the Company expects to achieve improvement in overall profitability in fiscal 2007 as compared with fiscal 2006. Specifically, Martek expects net income for fiscal 2007 to be between $20 million and $21.5 million and diluted earnings per share to be between $0.62 and $0.66.
PRODUCTION
We manufacture oils rich in DHA at our fully redundant fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received a rating of “superior,” the highest possible rating, by the American Institute of Baking. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring has reduced and is expected to continue to reduce manufacturing costs and operating expenses, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
In February 2006, we and DSM entered into an amendment to the original agreement between the parties (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of April 30, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period. Annual ARA unit pricing under the agreement with DSM utilizes a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. Calendar 2006 and 2007 ARA purchases have been valued by us based on amounts and unit prices invoiced by DSM. Certain issues, however, still need to be resolved with DSM in order to finalize 2006 and 2007 ARA pricing, and negotiations are ongoing. Absent a favorable resolution to Martek, 2006 and 2007 ARA pricing will approximate, in all material respects, the current recorded cost of such purchased ARA.
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
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Product sales	$72,336	$65,210	$139,048	$125,707
Contract manufacturing sales	4,350	5,008	7,899	7,403

Total revenues	$76,686	$70,218	$146,947	$133,110

Product sales increased $7.1 million or 11% in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and increased $13.3 million or 11% in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006. Product sales were comprised of the following (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Infant formula market	$65,929	$61,850	$126,781	$118,761
Food and beverage market	1,147	235	1,868	536
Pregnancy and nursing, nutritional supplements and animal feeds	4,176	2,159	8,149	4,581
Other non-nutritionals	1,084	966	2,250	1,829

Total product sales	$72,336	$65,210	$139,048	$125,707

Sales to the infant formula market during the three and six months ended April 30, 2007 increased as compared to the three and six months ended April 30, 2006 due to continued strong demand in both the U.S. and international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in the three and six months ended April 30, 2007 compared to the same periods of the prior fiscal year. In addition, sales into the pregnancy and nursing and nutritional supplements markets increased significantly in the three and six months ended April 30, 2007 due to an overall expansion of Martek’s customer base in these markets.
Approximately 79% of our product sales in both the three and six months ended April 30, 2007 were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60% of our sales to infant formula licensees for the three and six months ended April 30, 2007 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of April 30, 2007, we estimate that formula supplemented with our oils had penetrated approximately 90% of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is subject to quarter-to-quarter fluctuations and is dependent to a significant degree upon the following factors: (i) the expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) the launches of new products containing our nutritional oils by current or future customers; (iii) the timing and extent of stocking and destocking of inventory by our customers; (iv) the timing and extent of our customers’ production campaigns and plant maintenance shutdowns; and (v) the availability and use by our customers and others of competitive products.

Contract manufacturing sales revenues, totaling approximately $4.4 million and $7.9 million in the three and six months ended April 30, 2007, respectively, and $5.0 million and $7.4 million in the three and six months ended April 30, 2006, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility.
As a result of the above, total revenues increased by $6.5 million or 9% in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and increased by $13.8 million or 10% in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Cost of product sales, including idle capacity costs	$45,817	$39,516	$88,786	$76,966
Cost of contract manufacturing sales	4,192	4,777	7,615	6,816

Total cost of revenues	$50,009	$44,293	$96,401	$83,782

Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 63% in the three months ended April 30, 2007 from 61% in the three months ended April 30, 2006 and increased to 64% in the six months ended April 30, 2007 from 61% in the six months ended April 30, 2006. The increase in both the three and six months was due to higher ARA costs, partially offset by the economies of scale and margin benefits derived from the October 2006 plant restructuring and production consolidation. See “Production” for discussion of the October 2006 plant restructuring.
Cost of contract manufacturing sales, totaling $4.2 million and $7.6 million in the three and six months ended April 30, 2007, respectively, and $4.8 million and $6.8 million in the three and six months ended April 30, 2006, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. These overall margins will vary between periods primarily due to contract mix and volume.
See “Management Outlook” for discussion of expected improvements in overall profit margins throughout fiscal 2007.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Research and development	$6,261	$6,258	$12,427	$11,738
Selling, general and administrative	11,633	10,270	23,587	20,137
Restructuring charge	83	—	601	—
Other operating expenses	623	435	1,096	476

Total operating expenses	$18,600	$16,963	$37,711	$32,351

Research and Development Our research and development costs were unchanged in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and increased by $700,000 or 6% in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006. The increase is primarily due to additional costs incurred on the Company’s research and development focus areas, which include: (i) developing new food and beverage applications for life’sDHA™; (ii) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (iii) improving manufacturing processes; and (iv) developing new products to expand market offerings.
Selling, General and Administrative Our selling, general and administrative costs increased by $1.4 million or 13% in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and increased by $3.5 million or 17% in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006. The increases were primarily due to higher sales and marketing costs associated with our efforts to accelerate our penetration into non-infant formula markets through sales force growth (increases of $200,000 and $700,000 in the comparative three and six months, respectively) and increases in marketing and public relations (increases of $1.4 million and $2.8 in the comparative three and six months, respectively).
Restructuring Charge We recognized a charge of $100,000 and $600,000 in the three and six months ended April 30, 2007, respectively, resulting from the October 2006 plant restructuring. This charge primarily includes outplacement-related professional services fees in the three and six months ended April 30, 2007. Future costs associated with the restructuring are not expected to be material. See Note 8 to the consolidated financial statements for further discussion.

Other Operating Expenses We incurred other operating expenses of $600,000 and $1.1 million in the three and six months ended April 30, 2007, respectively, and $400,000 and $500,000 in the three and six months ended April 30, 2006, respectively. These costs in fiscal 2007 primarily include contract manufacturing production trials and other start-up costs.
Interest and Other Income, Net
Interest and other income, net, decreased by $200,000 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and decreased by $300,000 in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense decreased by $100,000 in the three months ended April 30, 2007 as compared to the three months ended April 30, 2006 and decreased by $300,000 in the six months ended April 30, 2007 as compared to the six months ended April 30, 2006, due to varying levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The non-cash provision for income taxes totaled $2.8 million and $4.3 million in the three and six months ended April 30, 2007, respectively, and $3.1 million and $5.9 million in the three and six months ended April 30, 2006, respectively. The income tax provision has been recorded based upon our estimated effective tax rate for the respective fiscal years.
As of October 31, 2006, we had net operating loss carryforwards for Federal income tax purposes of approximately $183 million, which expire at various dates between 2010 and 2025. Of the total net operating loss carryforwards, the tax effect of approximately $51.6 million of the carryforwards continues to be fully reserved through a valuation allowance as realizability of these assets is uncertain at this time. Should realization of these and other deferred tax assets become more likely than not, approximately $9.9 million of the resulting benefit will be reflected as an income tax benefit upon reversal of the allowance, approximately $7.3 million will be reflected as a reduction to goodwill and approximately $1.4 million will be reflected as an increase to stockholders’ equity.
Net Income
As a result of the foregoing, net income was $4.9 million in the three months ended April 30, 2007 as compared to net income of $5.5 million in the three months ended April 30, 2006, and net income was $7.6 million in the six months ended April 30, 2007 as compared to net income of $10.2 million in the six months ended April 30, 2006.
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

At April 30, 2007, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $20.1 million as well as the $104 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $6.7 million from October 31, 2006. During the six months ended April 30, 2007, we generated $7.8 million in cash from operating activities; however, this was offset by capital expenditures as well as partial repayment of our revolving credit facility. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. As such, in total, we expect that capital expenditures over the next six months will not exceed $9 million.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at April 30, 2007.
The following table sets forth our future minimum payments under contractual obligations at April 30, 2007:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$10,780	$1,151	$8,591	$316	$722
Borrowings under revolving credit facility	31,000	—	—	31,000	—
Operating lease obligations	3,981	1,062	1,862	735	322
Unconditional purchase obligations (2)	32,783	3,222	29,561	—	—

Total contractual cash obligations	$78,544	$5,435	$40,014	$32,051	$1,044

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to the guarantee described below in “Off-Balance Sheet Arrangements.”
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.0% and the weighted average commitment fee rate on unused amounts was approximately 0.1% for both the three and six months ended April 30, 2007. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of April 30, 2007, we were in compliance with all of these debt covenants and had outstanding borrowings of $31 million under the revolving credit facility.
In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. This arrangement included the reimbursement of expenses incurred by the co-collaborator as well as the payment by us of potential royalties and additional milestone payment amounts if certain scientific results were achieved in the future. In January 2007, an amendment to this agreement was executed. Pursuant to the amendment, the co-collaborator will continue its services until June 2007, with expenses to be reimbursed by us through April 2007. Furthermore, we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we made a license payment of $750,000, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by us of such plant-based DHA. During the term of the license, we may be required to pay additional royalties of up to approximately 1.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. At the amendment date, the respective milestones provided for in the original agreement had not been achieved, and no milestone payments specified in the original agreement have been or will be made.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $20.1 million on-hand at April 30, 2007, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $4.0 million over the remaining lease terms, which expire through 2011.
In February 2006, we and DSM entered into an amendment to the April 2004 agreement (“the Amendment”). The Amendment served to provide certain clarifying and updating language to the original agreement and to establish the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of April 30, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
Purchases of ARA from DSM’s plant in Capua, Italy are denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We expect that in fiscal 2007, approximately 50% of our ARA received from DSM will be subject to currency risk. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At April 30, 2007, there were no outstanding foreign currency cash flow hedges. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity. Based on our variable-rate debt outstanding at April 30, 2007, a 1% change in LIBOR would change annual interest costs by approximately $300,000.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended April 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. has withdrawn from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. The newly granted divisional patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. In light of this newly granted divisional patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent will no longer be in force and effect.
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
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. The Opposition Division hearing has been scheduled for November 2007. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.
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
Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek has appealed. The patent will remain in full force and effect during the pendency of the appeal process.

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. We filed a motion for summary judgment on March 10, 2006. The District Court granted our motion for summary judgment and dismissed the case on April 25, 2006 having found that the milestone has not been satisfied. On May 10, 2006, Mr. Zuccaro filed a notice of appeal and the appeal is now pending before the United States Court of Appeals for the Fourth Circuit. The matter has been fully briefed and the case was argued on May 24, 2007. We are currently awaiting a decision on the appeal from the Court.
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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 79% of our product sales revenue during the six months ended April 30, 2007 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience significant fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
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
We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella Alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. nor are we aware of any plans by them or any of our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals is currently selling Omacor, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. Omacor is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of Omacor. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza willfully infringed one of these patents. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies may be developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 75 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 600 issued patents and pending applications worldwide.
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
In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it. In other competitive markets, we may be unable to maintain the patent protection for our nutritional oils currently afforded to us. A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula or food and beverage licensees or those which may be under license in the future may choose ingredients from these competitors if they choose to include the ingredients at all. Furthermore, even if our licensees continue to use our oils, direct competition could force us to reduce the price of our products which could materially affect future revenues and product margins.
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is not expected to be completed before the second half of 2007. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that are narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. has withdrawn from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. The newly granted divisional patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. In light of this newly granted divisional patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent will no longer be in force and effect.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal and during the hearing before the Appeal Board of the EPO in February 2007, Martek decided to withdraw its appeal. As a result, the patent was revoked. Martek is pursuing protection for its blended oil technology in Europe through related pending patent applications.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. The Opposition Division hearing has been scheduled for November 2007. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before late 2007.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.

•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The expert’s opinion was released in February 2007. The court has scheduled a hearing for June 2007. Lonza has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief was filed in February 2007. The patent will remain in full force and effect during the pendency of the appeal.

•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek has appealed. The patent will remain in full force and effect during the pendency of the appeal process.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of April 30, 2007, the net book value of our patent assets totaled $18.0 million, which includes approximately $9.8 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a remaining period of approximately 6 years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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
During the six months ended April 30, 2007 and 2006, approximately 4% and 3% of our product sales revenues came from sales of our nutritional oils for uses outside of the infant formula and pregnancy and nursing markets. Investigators at universities and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA or if these benefits are not considered significant by our targeted consumers, our future revenues in these markets may be limited.
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
Due to the sensitivity of our oils to oxidation, it is possible that the sensory elements of such oils may vary over time. While we believe that the food and beverage market could be a large market for DHA fortification with our DHA-S oil, the potential in this market could be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals and certain types of nutritional bars for which DHA fortification has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production processes. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation and production issues over which we have little or no control.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. Furthermore, in October 2006, the Company completed a restructuring of its plant operations which transferred to our Kingstree plant a substantial portion of production formerly taking place in Winchester. As of April 30, 2007, the Company had $76.5 million of production assets that are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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
Food Standards Australia New Zealand (“FSANZ”) received an Application from the Infant Formula Manufacturers Association of Australia and the New Zealand Infant Formula Marketer’s Association seeking to amend the regulations for infant and follow-on formula. The Applicant initially requested the removal of the requirement for formula to contain long-chain omega-6 fatty acids and omega-3 fatty acids in a ratio of approximately two to one when these products are added to formula. Subsequent to the Initial Assessment by FSANZ, the Applicant modified their original Application so that it now seeks an amendment to require an omega-6 to omega-3 LCPUFA ratio that is not less than one to one. On May 23, 2007, FSANZ issued a Draft Assessment Report proposing the preferred approach to amend regulations would be to require an omega-6 to omega-3 LCPFUA ratio that is not less than one to one, should LCPUFAs be added to infant formula.
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
In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) requirements as required by the FDA. GMP regulations specify component and product testing standards, control quality assurance requirements and records and other documentation controls. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and in food and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.
Our manufacturing process involves the handling of hazardous materials and emission of regulated waste. If we fail to properly handle these hazardous materials and/ or waste emissions, substantial costs and harm to our business could result.
In connection with our research and development and manufacturing activities, we utilize some hazardous materials and emit regulated waste. We are subject to federal, state and local laws and regulations governing the use, storage, handling, discharge and management of hazardous materials and waste products. The cost of compliance with these laws and regulations could be significant, and our ability to comply is somewhat dependent upon raw materials produced by others, over whom we have little or no control. Moreover, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private party action if such hazardous materials or waste products are used, stored, handled, emitted or otherwise managed in violation of law or any permit. In addition, we could be subject to liability if hazardous materials or waste are released into the environment. A substantial fine, penalty or judgment, the payment of significant environmental remediation costs or property or personal injury damages, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand for our nutritional oils.
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
As of April 30, 2007, we had approximately $20.1 million in cash, cash equivalents and short-term investments as well as $104 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.

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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending April 30, 2007, our common stock traded between $30.84 and $19.64 per share. During the fifty-two week period ending April 30, 2006, our common stock traded between $52.48 and $23.14 per share. The following are examples of items that may significantly impact the market price for our common stock:
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
The market liquidity for our stock is relatively low. As of April 30, 2007, we had 32,267,678 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending April 30, 2007 was approximately 600,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.

As of April 30, 2007, we had 32,267,678 shares of common stock and approximately 300,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 3.4 million shares of common stock. Of these options, approximately 3.3 million were exercisable at June 5, 2007, and approximately 700,000 had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates beginning in 2008 through 2012. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
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
Our total purchase price of ARA from DSM’s Capua, Italy plant and a portion of the purchase price of ARA from DSM’s Belvidere, New Jersey plant are denominated in euros. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. There were no foreign currency forward contracts outstanding at April 30, 2007.
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
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Martek’s Annual Meeting of Stockholders was held on March 15, 2007. Following are descriptions of the matters voted on and the results of such voting:
Proposal 1: Election of Directors:
The following members were elected to Martek’s Board of Directors to hold office for the term expiring at the 2010 Annual Meeting of Stockholders:

	Votes For		Votes Against		Abstain
Douglas J. MacMaster, Jr.	28,553,007	88.7%	678,685	2.1%	86,109	0.3%
Eugene H. Rotberg	27,354,633	85.0%	1,879,601	5.8%	83,567	0.3%
In addition, John H. Mahar retired as director on March 15, 2007.
The following directors are continuing in office for the terms noted:

Term Expires
Harry J. D’Andrea	2008
Polly B. Kawalek	2008
Jerome C. Keller	2008
Henry Linsert, Jr.	2008
James R. Beery	2009
Steve Dubin	2009
Robert J. Flanagan	2009

Proposal 2:	Approval of the Amendment to the Company’s Certificate of Incorporation to declassify the Board so that beginning in 2008, directors will be elected for one-year terms:
The proposal was approved by the following vote:

Votes For		Votes Against		Abstain		Non-vote

29,080,607	90.3%	161,187	0.5%	76,007	0.2%	—	—

Proposal 3:	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2007:
The proposal was approved by the following vote:

Votes For		Votes Against		Abstain

29,145,248	90.5%	109,058	0.3%	63,495	0.2%
Item 5. Other Information.
None.
Item 6. Exhibits.

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)
Date: June 11, 2007	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)