Form 10-Q
period 2007-07-31
MARTEK BIOSCIENCES CORP
filed 2007-09-10
CIK 892025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
The number of shares of Common Stock outstanding as of September 4, 2007 was 32,289,822.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended July 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006
	(unaudited)
In thousands, except share and per share data
Assets
Current assets
Cash and cash equivalents	$13,475	$15,578
Short-term investments and marketable securities	4,400	11,250
Accounts receivable, net	37,308	32,746
Inventories, net	108,049	100,320
Other current assets	6,888	10,074

Total current assets	170,120	169,968

Property, plant and equipment, net	280,592	286,922
Deferred tax asset	34,536	41,619
Goodwill	48,710	48,603
Other intangible assets, net	35,238	36,828
Other assets, net	4,089	14,033

Total assets	$573,285	$597,973

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,000	$21,663
Accrued liabilities	13,068	24,098
Current portion of notes payable and other long-term obligations	1,092	1,231
Current portion of deferred revenue	2,473	2,794

Total current liabilities	26,633	49,786

Long-term debt under revolving credit facility	17,000	36,000
Notes payable and other long-term obligations	9,535	10,277
Long-term portion of deferred revenue	9,649	9,335

Total liabilities	62,817	105,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,283,342 and 32,156,162 shares issued and outstanding, respectively	3,228	3,216
Additional paid-in capital	527,793	523,486
Accumulated other comprehensive income	—	171
Accumulated deficit	(20,553)	(34,298)

Total stockholders’ equity	510,468	492,575

Total liabilities and stockholders’ equity	$573,285	$597,973

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
Unaudited - In thousands, except share and per share data	2007	2006	2007	2006
Revenues:
Product sales	$74,476	$66,322	$213,524	$192,029
Contract manufacturing sales	3,370	4,036	11,269	11,439

Total revenues	77,846	70,358	224,793	203,468

Cost of revenues:
Cost of product sales, including idle capacity costs	44,217	41,009	133,003	117,975
Cost of contract manufacturing sales	3,681	3,943	11,296	10,759

Total cost of revenues	47,898	44,952	144,299	128,734

Gross margin	29,948	25,406	80,494	74,734

Operating expenses:
Research and development	6,802	6,231	19,229	17,969
Selling, general and administrative	12,939	11,328	36,526	31,465
Restructuring charge	146	—	747	—
Other operating expenses	156	207	1,252	683

Total operating expenses	20,043	17,766	57,754	50,117

Income from operations	9,905	7,640	22,740	24,617

Interest and other income, net	249	363	802	1,163
Interest expense	(537)	(735)	(1,964)	(2,416)

Income before income tax provision	9,617	7,268	21,578	23,364
Income tax provision	3,491	2,653	7,833	8,528

Net income	$6,126	$4,615	$13,745	$14,836

Net income per share
Basic	$0.19	$0.14	$0.43	$0.46

Diluted	$0.19	$0.14	$0.42	$0.46

Weighted average common shares outstanding
Basic	32,272,938	32,143,695	32,230,671	32,099,641
Diluted	32,519,324	32,473,578	32,463,488	32,471,120
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total
Balance at October 31, 2006	32,156,162	$3,216	$523,486	$171	$(34,298)	$492,575

Exercise of stock options	127,180	12	1,858	—	—	1,870
Equity-based compensation	—	—	2,110	—	—	2,110
Tax benefit of exercise of non-qualified stock options	—	—	339	—	—	339
Net income	—	—	—	—	13,745	13,745
Other comprehensive income:
Unrealized loss on exchange rate forward contract, net of tax of $(102)	—	—	—	(171)	—	(171)

Comprehensive income						13,574

Balance at July 31, 2007	32,283,342	$3,228	$527,793	$—	$(20,553)	$510,468

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
Unaudited – In thousands	2007	2006
Operating activities

Net income	$13,745	$14,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,265	16,114
Deferred tax provision	7,833	8,528
Equity-based compensation expense	1,852	2,659
Other	252	—
Changes in operating assets and liabilities:
Accounts receivable	(4,794)	(2,879)
Inventories	1,358	(8,602)
Other assets	3,432	(5,726)
Accounts payable	(11,663)	(5,912)
Accrued liabilities	(9,589)	1,200
Deferred revenue and other liabilities	(168)	2,938

Net cash provided by operating activities	21,523	23,156

Investing activities

Sale of short-term investments and marketable securities, net	6,850	11,050
Expenditures for property, plant and equipment	(5,110)	(6,743)
Proceeds from sale of fluorescent detection products business	900	—
Repurchase from sale-leaseback transaction	(3,910)	—
Capitalization of intangible assets	(4,806)	(3,928)

Net cash (used in) provided by investing activities	(6,076)	379

Financing activities

Repayments of notes payable and other long-term obligations	(759)	(2,756)
Repayments under revolving credit facility, net	(19,000)	(22,000)
Proceeds from the exercise of stock options and warrants, net	1,870	2,901
Incremental tax benefit from exercise of non-qualified stock options	339	—

Net cash used in financing activities	(17,550)	(21,855)

Net (decrease) increase in cash and cash equivalents	(2,103)	1,680
Cash and cash equivalents, beginning of period	15,578	11,047

Cash and cash equivalents, end of period	$13,475	$12,727

Supplemental cash flow disclosures:
Interest paid	$2,110	$2,895
Income taxes paid	$410	$210
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K/A for the year ended October 31, 2006.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Typical infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was $1.1 million and $3.4 million in the three and nine months ended July 31, 2007, respectively, and $1.4 million and $2.7 million in the three and nine months ended July 31, 2006, respectively, and is included in product sales revenue in the consolidated statements of income.
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
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Acitivties.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of July 31, 2007, there were no outstanding forward contracts.

Research and Development Research and development costs are charged to operations as incurred. These costs include internal labor, materials and overhead expenses associated with the Company’s ongoing research and development activity as well as third-party costs for contracted work and ongoing clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print and internet-based advertising, were approximately $800,000 and $2.1 million in the three and nine months ended July 31, 2007, respectively, and $300,000 and $500,000 in the three and nine months ended July 31, 2006, respectively.
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
At July 31, 2007 and October 31, 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates fair market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 30 years.

Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at July 31, 2007 and October 31, 2006.
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
Patent Costs The Company has filed a number of patent applications in the U.S. and in foreign countries. External legal and related costs incurred in connection with pending patent applications have been capitalized. Costs related to patent applications are amortized over the life of the patent, if successful, or charged to operations upon denial or in the period during which a determination by management to not further pursue such application is made. The Company has also capitalized external legal costs incurred in the defense of its patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent.
Goodwill and Other Intangible Assets The Company recorded goodwill and purchased intangible assets in its acquisition of OmegaTech, Inc. (“OmegaTech”) in April 2002 and goodwill in its acquisition of FermPro Manufacturing, LP (“FermPro”) in September 2003. The goodwill acquired in the OmegaTech and FermPro acquisitions is subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and, accordingly, is not being amortized. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company’s intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.
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

Recently Issued Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will be effective for the fiscal year beginning November 1, 2007. The Company is currently assessing the impact of adopting FIN 48 on its consolidated financial position and results of operations.
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
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into an agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provided for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. Under the agreement, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations.
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. As of July 31, 2007, the Company estimates that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to Martek for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for Martek during calendar years 2007 and 2008. As of July 31, 2007, the value of the remaining 2007 and full 2008 minimum purchase requirements are approximately $41 million and $91 million, respectively. The minimum purchase quantities for 2007 and 2008 approximate the amounts expected to be purchased by Martek in the normal course of business during the respective periods. In addition, the 2007 Amendment resolved all outstanding issues related to periods prior to January 1, 2007 and established a means by which DSM and Martek will share in the economic risks associated with exchange rate fluctuations between the U.S. dollar and the euro, the currency in which a portion of the ARA purchase price is denominated.
3. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $4.4 million and $11.3 million as of July 31, 2007 and October 31, 2006, respectively. There were no unrealized holding gains or losses or realized gains or losses during the three and nine months ended July 31, 2007 and 2006.

4. INVENTORIES
Inventories consist of the following (in thousands):

	July 31,	October 31,
	2007	2006
Finished goods	$74,895	$43,928
Work in process	34,258	66,968
Raw materials	2,896	3,024

Total inventories	112,049	113,920
Less: inventory reserve	(1,000)	(1,600)

Total inventories, net	111,049	112,320
Less: long-term portion	(3,000)	(12,000)

Inventories, net	$108,049	$100,320

Idle capacity costs totaled $1.8 million and $5.8 million for the three and nine months ended July 31, 2007, respectively, and $4.0 million and $10.0 million for the three and nine months ended July 31, 2006, respectively, and relate to certain fixed costs associated with the underutilized portion of the Company’s production plants. See Note 8 for discussion of the October 2006 plant restructuring.
Inventory levels are evaluated by management based upon product demand, shelf-life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable. Based on the Company’s projected DHA sales, of the Company’s non-infant formula DHA inventory on-hand, $3 million and $12 million of work-in-process inventory was classified as long-term as of July 31, 2007 and October 31, 2006, respectively. Management believes the $3 million of inventory classified as long-term at July 31, 2007 to be fully realizable and expects that by October 31, 2007, long-term inventory amounts, if any, will not be material.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	July 31,	October 31,
	2007	2006
Land	$2,320	$2,320
Building and improvements	63,273	61,855
Machinery and equipment	254,213	248,107
Furniture and fixtures	3,041	2,716
Computer hardware and software	13,265	11,413

	336,112	326,411

Less: accumulated depreciation and amortization	(65,345)	(50,473)

	270,767	275,938

Construction in progress	9,825	10,984

Property, plant and equipment, net	$280,592	$286,922

Assets available for commercial use that were not in productive service had a net book value of $75.1 million and $87.2 million at July 31, 2007 and October 31, 2006, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	July 31, 2007			October 31, 2006
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net
Trademarks	$2,081	$(647)	$1,434	$2,053	$(545)	$1,508
Patents	21,295	(4,164)	17,131	19,233	(1,835)	17,398
Core technology	1,708	(541)	1,167	1,708	(455)	1,253
Current products	10,676	(3,761)	6,915	10,676	(3,228)	7,448
Licenses	10,996	(2,405)	8,591	11,091	(1,870)	9,221
Goodwill	48,710	—	48,710	48,603	—	48,603

	$95,466	$(11,518)	$83,948	$93,364	$(7,933)	$85,431

7. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.0% in both the three and nine months ended July 31, 2007 and 6.8% and 6.2% for the three and nine months ended July 31, 2006, respectively. The weighted average commitment fee rate on unused amounts was approximately 0.1% for both the three and nine months ended July 31, 2007 and approximately 0.1% and 0.2% for the three and nine months ended July 31, 2006, respectively. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of July 31, 2007, the Company was in compliance with all of these debt covenants and had outstanding borrowings of $17 million under the revolving credit facility. All borrowings are due at maturity.
During the three and nine months ended July 31, 2007, the Company incurred interest on borrowings of approximately $600,000 and $2.1 million, respectively. During the three and nine months ended July 31, 2006, the Company incurred interest on borrowings of approximately $800,000 and $2.9 million, respectively. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction. Accordingly, during the three and nine months ended July 31, 2007, approximately $100,000 and $200,000, respectively, of interest was capitalized, and during the three and nine months ended July 31, 2006, approximately $100,000 and $600,000, respectively, of interest was capitalized.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at July 31, 2007 and October 31, 2006 approximate their fair values based on instruments of similar terms available to the Company.
8. RESTRUCTURING CHARGE
In October 2006, the Company restructured its plant operations following a review of production and cost structure. Under the restructuring, a substantial portion of production previously taking place at the Winchester, Kentucky manufacturing facility was transferred to the Kingstree, South Carolina manufacturing facility.
Expenses associated with the restructuring totaled approximately $100,000 and $700,000 in the three and nine months ended July 31, 2007. These expenses are comprised primarily of outplacement-related professional services fees and personnel-related costs. Future costs associated with the restructuring are not expected to be material. The Company has incurred $5.5 million in cumulative expenses associated with the restructuring through July 31, 2007.
Certain assets that formerly supported Winchester production are now being held for sale as a result of the October 2006 plant restructuring. The net book value of these assets included in the Company’s consolidated financial statements is approximately $100,000 at July 31, 2007, which represents their estimated fair market value less costs to sell.

The following table summarizes the activity related to the restructuring charge and liability for restructuring costs (in thousands):

	Employee
	Separation
	Costs	Other	Total
Liability for restructuring costs at October 31, 2006	$1,972	$74	$2,046
Costs incurred	—	747	747
Cash payments	(1,946)	(697)	(2,643)
Adjustments	(26)	—	(26)

Liability for restructuring costs at July 31, 2007	$—	$124	$124

9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of July 31, 2007, the Company’s remaining obligation was approximately $5.3 million. See also Note 2 for discussion of purchase commitments to DSM.
Scientific Research Collaborations In December 2003, the Company entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In January 2007, an amendment to this agreement was executed, whereby the Company acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, the Company made a license payment of $750,000, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by Martek of such plant-based DHA. During the term of the license, the Company may be required to pay additional royalties of up to approximately 1.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. The collaboration obligations under the agreement expired in June 2007.
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
As of July 31, 2007, the Company does not believe the second regulatory milestone has been achieved. In addition, the Company does not believe that either financial milestone has been achieved. The representative of the former OmegaTech stockholders has advised us that he believes that the common stock issuable with respect to the second regulatory milestone and one of the financial milestones should be issued. Martek disagrees with that conclusion. The parties are currently involved in litigation to resolve this dispute with respect to the second regulatory milestone. The total Martek common stock that may be issued relating to the three remaining milestones is subject to a formula that is based on the average market price of the Company’s stock on the dates that the individual milestones are determined to have been achieved, up to a maximum of 1.9 million shares. Any contingent consideration paid related to these milestones or legal costs incurred to resolve the dispute will be recorded as goodwill.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza willfully infringed one of these patents. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova. A hearing in this case was held in April 2005 and the court’s decision is expected at some point in 2007. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of July 31, 2007, the patents being defended had a net book value of approximately $8.9 million, which will be amortized over a remaining period of approximately 6 years.
Class Action Lawsuit Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are pursuing as a class action. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. The Company believes it has meritorious defenses and is defending vigorously against this action. The Company is unable at this time to predict the outcome of this lawsuit or reasonably estimate a range of possible loss, if any. The Company believes that the costs and expenses related to this litigation could be significant. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”

Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
10. STOCKHOLDERS’ EQUITY
The Company did not grant any stock options during the nine months ended July 31, 2007. The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during all prior periods.
The Company granted 281,395 restricted stock units during nine months ended July 31, 2007, which generally vest over periods of up to 62 months from the date of grant. The fair value of the restricted stock units granted was based on fair market value on the date of grant.
The Company recognized $500,000 and $1.9 million in the three and nine months ended July 31, 2007, respectively, in compensation cost related to stock options and restricted stock units and $700,000 and $2.7 million in the three and nine months ended July 31, 2006, respectively, in compensation cost related to stock options. As of July 31, 2007, there was $5.9 million of total unrecognized compensation cost related primarily to unvested restricted stock units and unvested stock options. The cost is expected to be recognized through fiscal 2012 with a weighted average recognition period of approximately two years.
11. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net income	$6,126	$4,615	$13,745	$14,836

Weighted average shares outstanding, basic	32,273	32,144	32,231	32,100
Effect of dilutive potential common shares:
Stock options	205	330	211	371
Restricted stock units	41	—	21	—

Total dilutive potential common shares	246	330	232	371

Weighted average shares outstanding, diluted	32,519	32,474	32,463	32,471

Net income per share, basic	$0.19	$0.14	$0.43	$0.46

Net income per share, diluted	$0.19	$0.14	$0.42	$0.46

Stock options to purchase approximately 2.4 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2007, and stock options to purchase approximately 2.7 million and 2.1 million shares were outstanding but were not included in the computation of diluted net income per share for the three and nine months ended July 31, 2006, respectively, because the effects would have been antidilutive.

12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and nine months ended July 31, 2007 and 2006 were as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net income, as reported	$6,126	$4,615	$13,745	$14,836

Other comprehensive income (loss):
Unrealized (loss) gain on exchange rate forward contract, net of income tax (benefit) provision of $—, $(162), $(102) and $251, respectively	—	(420)	(171)	419

Comprehensive income	$6,126	$4,195	$13,574	$15,255

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

We have entered into license agreements with 27 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula fortified with our nutritional oils. Our licensees are now selling term infant formula products containing our oils collectively in over 70 countries. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle and Hain Celestial are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to two years, as well as pregnant and nursing women.
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
For the nine months ended July 31, 2007, we recognized approximately $13.7 million of net income on revenues of $224.8 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
RECENT HIGHLIGHTS
During the third quarter of fiscal 2007, several new products containing Martek’s life’sDHA™ were launched and co-branded with Martek’s life’s DHA™ logo as follows:
     Food and Beverage Products
•	Dean Foods Company (including WhiteWave Foods) products:
•	WhiteWave Foods’ Horizon Organic® Milk Plus DHA with life’sDHA™
•	WhiteWave Foods’ Silk® Plus Omega-3 DHA with life’sDHA™ (expanded launch to Canada)
•	WhiteWave Foods’ Rachel’s® Wickedly Delicious Yogurt with life’sDHA™
•	Central Lechera Asturiana’s ABC infant yogurt with life’sDHA™ (Spain)

•	National Foods’ Pura® Kids milk product with life’sDHA™ (Australia)

•	Stremicks Heritage Foods™ Organic Milk Enriched with Omega-3 DHA with life’sDHA™

•	Breyers Yogurt Company’s Breyers Smart! Yogurt with life’sDHA™

•	General Mills’ Yoplait Kids® Yogurt Drink with life’sDHA™
     Pregnancy and Nursing Products
•	Life Fitness Life’s DHA™ Prenatal Multivitamin and DHA with life’sDHA™, available exclusively at CVS/pharmacy and online at CVS.com

•	British Biologicals’ Pro-PL Protein Supplement with life’sDHA™

In August 2007, Martek received authorization from the Ministry of Health in China to use the Company’s life’sDHA™ as a novel food ingredient. This new designation will permit the immediate use of life’sDHA™ in foods, beverages and supplements in China for persons older than twelve months. Since 2001, Martek’s life’sDHA™ and life’sARA™ have been used in infant formula throughout China. This initial authorization runs through August 5, 2009, at which time the Company may seek final authorization for novel food approval. The Company plans to aggressively pursue customers in China for the incorporation of our oils in foods, beverages and nutritional supplements sold there. .
In June 2007, Martek sold its Fluorescent Detection Products business for $900,000 in cash and a minority interest warrant position. Martek’s senior management determined that the fluorescent detection business did not fall within the scope of the Company’s current commercial focus. Net proceeds from the sale approximated the value of assets sold which primarily included inventory, equipment and certain patents. The buyer, Columbia Biosciences Corporation, is a newly formed company that was founded and is owned by Henry “Pete” Linsert and six other former-Martek employees who had worked in the fluorescent detection area. Mr. Linsert retired from his positions as Director and Chairman of the Board of Martek upon closing of the sale.
Several studies using Martek’s DHA and discussing the benefits of DHA supplementation were recently published, including two that used Martek’s life’sDHA™:
•	A study published in the American Journal of Clinical Nutrition (August 2007) found that DHA is effective in reducing the level of triglycerides in male hypertriglyceridemic patients. In this study, DHA alone was effective without EPA, the other omega-3 commonly found in fish oil, in reducing triglycerides. Hypertriglyceridemia (high triglyceride levels) in men is associated with an increased risk of cardiovascular disease and metabolic syndrome. Martek contributed the DHA supplements and funding for this study.

•	An independent study published in the Society of Biological Psychiatry (July 2007) found a deficit in the total fatty acid composition of the orbitofrontal cortex and found a selective deficit in the level of DHA compared with controls in brain examinations of postmortem patients who had been diagnosed with major depression compared with controls. These findings add to the growing body of evidence showing a correlation between low tissue levels of DHA in neuropsychiatric diseases such as depression.

•	A study published in Nature Medicine (July 2007) reported that increasing consumption of long-chain omega-3 fatty acids, including DHA, reduces destructive vascularization in the retina. In this animal study of retinopathy associated with prematurity, the authors summarize a series of experiments demonstrating that long-chain omega-3 fatty acids, and selected metabolites, are effective in reducing retinal vascular disease, which is a leading cause of blindness. A portion of these studies included Martek oils as the source of long-chain fatty acids.
MANAGEMENT OUTLOOK
For the fourth quarter of fiscal 2007, we expect total revenues to be between $77 million and $80 million, which includes projected non-infant formula nutritional revenue of between $6 million and $7 million. Fourth quarter revenues from non-infant formula applications are expected to include growth in sales to the food and beverage market offset by declines in sales to other non-infant formula areas caused by quarter-to-quarter fluctuations in customer ordering patterns based on the timing of product launches. Fourth quarter gross margin is expected to be between 37.5% and 39%. Net income is projected to be between $6.5 million and $6.8 million, and diluted earnings per share are projected to be between $0.20 and $0.21.
With these projected fourth quarter results, our fiscal year 2007 revenues are expected to be between $302 million and $305 million and full year diluted earnings per share are expected to be between $0.62 and $0.63.
In fiscal 2006, we entered into a supply agreement with our largest customer pursuant to which we serve as the exclusive worldwide DHA and ARA supplier for this customer’s infant formula products. Since that time, we have been negotiating to secure similar agreements with our other major infant formula customers. Recently, we notified our infant formula customers without supply agreements of our intention to raise prices for our nutritional oils during the Company’s fiscal fourth quarter. To the extent we are not able to enter into supply agreements, we could realize a slight increase in fourth quarter revenues over the amounts stated above. Alternatively, this price increase could cause delays in or changes to our customers’ projected ordering patterns or could cause our customers to seek alternative sources of supply, all of which could negatively impact Martek’s future financial results.

PRODUCTION
We manufacture oils rich in DHA at our redundant fermentation and oil processing facilities located in Winchester, Kentucky and Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received a rating of “superior,” the highest possible rating, by the American Institute of Baking. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring has reduced and is expected to continue to reduce manufacturing costs and operating expenses, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of July 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As of July 31, 2007, the value of the remaining 2007 and full 2008 minimum purchase requirements are approximately $41 million and $91 million, respectively. The minimum purchase quantities for 2007 and 2008 approximate the amounts expected to be purchased by us in the normal course of business during the respective periods.
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
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a routine basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand. There can also be no assurance that we will be able to successfully optimize production of our nutritional oils, or continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, those licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.

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
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Product sales	$74,476	$66,322	$213,524	$192,029
Contract manufacturing sales	3,370	4,036	11,269	11,439

Total revenues	$77,846	$70,358	$224,793	$203,468

Product sales increased $8.2 million or 12% in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and increased $21.5 million or 11% in the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006. Product sales were comprised of the following (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Infant formula market	$66,536	$62,230	$193,317	$180,991
Food and beverage market	1,909	470	3,777	1,006
Pregnancy and nursing, nutritional supplements and animal feeds	4,846	2,605	12,995	7,186
Non-nutritional products	1,185	1,017	3,435	2,846

Total product sales	$74,476	$66,322	$213,524	$192,029

Sales to the infant formula market during the three and nine months ended July 31, 2007 increased as compared to the three and nine months ended July 31, 2006 due to continued strong demand in both the U.S. and international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in the three and nine months ended July 31, 2007 compared to the same periods of the prior fiscal year. In addition, sales into the pregnancy and nursing and nutritional supplements markets increased significantly in the three and nine months ended July 31, 2007 due to an overall expansion of Martek’s customer base in these markets. In the fourth quarter of fiscal 2007, revenues from non-infant formula applications are expected to include growth in sales to the food and beverage market offset by declines in sales to other non-infant formula areas caused by quarter-to-quarter fluctuations in customer ordering patterns based on the timing of product launches.
Approximately 77% and 79% of our product sales in the three and nine months ended July 31, 2007, respectively, were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60% of our sales to infant formula licensees for the three and nine months ended July 31, 2007 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of July 31, 2007, we estimate that formula supplemented with our oils had penetrated approximately 90% of the U.S. infant formula market.
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
Contract manufacturing sales revenues, totaling approximately $3.4 million and $11.3 million in the three and nine months ended July 31, 2007, respectively, and $4.0 million and $11.4 million in the three and nine months ended July 31, 2006, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The decline in contract manufacturing revenue resulted from our decision to narrow contract manufacturing services to include only products with reasonable profit margins or those that could have a strategic fit in the future.

As a result of the above, total revenues increased by $7.5 million or 11% in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and increased by $21.3 million or 10% in the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Cost of product sales, including idle capacity costs	$44,217	$41,009	$133,003	$117,975
Cost of contract manufacturing sales	3,681	3,943	11,296	10,759

Total cost of revenues	$47,898	$44,952	$144,299	$128,734

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 59% in the three months ended July 31, 2007 from 62% in the three months ended July 31, 2006 and increased to 62% in the nine months ended July 31, 2007 from 61% in the nine months ended July 31, 2006. The decrease in the three months was due to overall lower ARA costs primarily resulting from the recent amendment to our ARA license and supply agreement, as well as DHA productivity efficiencies generated from the October 2006 plant restructuring. As part of the amendment noted above, certain issues related to ARA purchased in prior years were resolved between the parties resulting in gross margin gains in the three months ended July 31, 2007 of approximately 2.5%. The increase in the nine months was due to overall higher ARA costs, partially offset by the favorable resolution of prior year ARA issues noted above and DHA productivity improvements.
Cost of contract manufacturing sales, totaling $3.7 million and $11.3 million in the three and nine months ended July 31, 2007, respectively, and $3.9 million and $10.8 million in the three and nine months ended July 31, 2006, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins will vary between periods primarily due to contract mix and volume. Contract manufacturing margins were negative in both the three and nine months ended July 31, 2007. In order to improve such margins in the future, management has narrowed the scope of these services to include only products with reasonable profit margins or those that could have a strategic fit in the future. Costs incurred related to the discontinuing of certain products, totaling $400,000, negatively impacted margins in both the three and nine month periods.
See “Management Outlook” for discussion of expected overall profit margins for the fourth quarter of fiscal 2007.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Research and development	$6,802	$6,231	$19,229	$17,969
Selling, general and administrative	12,939	11,328	36,526	31,465
Restructuring charge	146	—	747	—
Other operating expenses	156	207	1,252	683

Total operating expenses	$20,043	$17,766	$57,754	$50,117

Research and Development Our research and development costs increased by $600,000 or 9% in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and increased by $1.3 million or 7% in the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006. The increases are primarily due to additional costs incurred on our research and development focus areas, which include: (i) developing new food and beverage applications for life’sDHA™; (ii) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (iii) improving manufacturing processes; and (iv) developing new products to expand market offerings.
Selling, General and Administrative Our selling, general and administrative costs increased by $1.6 million or 14% in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and increased by $5.1 million or 16% in the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006. The increases were primarily due to growth in our sales, customer support and marketing personnel, particularly in the non-infant formula area (increases of $700,000 and $1.3 million in the comparative three and nine months, respectively) as well as higher advertising and public relations costs designed to continue developing the life’sDHA™ brand across all target markets (increases of $800,000 and $3.6 million in the comparative three and nine months, respectively).
Restructuring Charge We recognized a charge of $100,000 and $700,000 in the three and nine months ended July 31, 2007, respectively, resulting from the October 2006 plant restructuring. This charge primarily includes outplacement-related professional services fees and relocation costs in the three and nine months ended July 31, 2007. Future costs associated with the restructuring are not expected to be material. See Note 8 to the consolidated financial statements for further discussion.

Other Operating Expenses We incurred other operating expenses of $200,000 and $1.3 million in the three and nine months ended July 31, 2007, respectively, and $200,000 and $700,000 in the three and nine months ended July 31, 2006, respectively. These costs in fiscal 2007 primarily include contract manufacturing production trials and other start-up costs. The level of other operating expenses has been declining thoughout fiscal 2007 due to the limitation on new contract manufacturing products discussed above.
Interest and Other Income, Net
Interest and other income, net, decreased by $100,000 in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and decreased by $400,000 in the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense decreased by $200,000 in the three months ended July 31, 2007 as compared to the three months ended July 31, 2006 and decreased by $500,000 in the nine months ended July 31, 2007 as compared to the nine months ended July 31, 2006, due to varying levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The non-cash provision for income taxes totaled $3.5 million and $7.8 million in the three and nine months ended July 31, 2007, respectively, and $2.7 million and $8.5 million in the three and nine months ended July 31, 2006, respectively. The income tax provision has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
Net Income
As a result of the foregoing, net income was $6.1 million in the three months ended July 31, 2007 as compared to net income of $4.6 million in the three months ended July 31, 2006, and net income was $13.7 million in the nine months ended July 31, 2007 as compared to net income of $14.8 million in the nine months ended July 31, 2006.
RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will be effective for the fiscal year beginning November 1, 2007. We are currently assessing the impact of adopting FIN 48 on our consolidated financial position and results of operations.
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

At July 31, 2007, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $17.9 million as well as the $118 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $9 million from October 31, 2006. During the nine months ended July 31, 2007, we generated $21.5 million in cash from operating activities; however, this was offset by capital expenditures of $9 million and repayments of $19 million on our revolving credit facility. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. As such, in total, we expect that capital expenditures over the next 12 months will not exceed $17 million.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at July 31, 2007.
The following table sets forth our future minimum payments under contractual obligations at July 31, 2007:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years
Notes payable (1)	$10,487	$1,145	$8,366	$289	$687
Borrowings under revolving credit facility	17,000	—	—	17,000	—
Operating lease obligations	3,813	1,054	1,914	533	312
Unconditional purchase obligations (2)	160,377	98,346	62,031	—	—

Total contractual cash obligations	$191,677	$100,545	$72,311	$17,822	$999

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to minimum purchase commitment (see Note 2 to Consolidated Financial Statements) and guarantee described below in “Off-Balance Sheet Arrangements.”
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.0% and the weighted average commitment fee rate on unused amounts was approximately 0.1% for both the three and nine months ended July 31, 2007. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of July 31, 2007, we were in compliance with all of these debt covenants and had outstanding borrowings of $17 million under the revolving credit facility.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $17.9 million on-hand at July 31, 2007, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
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

OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $3.8 million over the remaining lease terms, which expire through 2011.
In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of July 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
The total purchase price of ARA from DSM’s plant in Capua, Italy and a portion of the purchase price of ARA from DSM’s Belvidere, New Jersey plant are denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for the remainder of fiscal 2007 and fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. As part of the July 2007 agreement amendment between us and DSM, means were established by which both parties will share in the economic risks associated with exchange rate fluctuations between the U.S. dollar and the euro. In addition, we enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At July 31, 2007, there no outstanding foreign currency cash flow hedges. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by approximately 1%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity. Based on our variable-rate debt outstanding at July 31, 2007, a 1% change in LIBOR would change annual interest costs by approximately $200,000.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended July 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is not expected to be completed before 2008. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. The newly granted divisional patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. In light of this newly granted divisional patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent will no longer be in force and effect.
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
An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before 2008.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.
We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The expert’s opinion was released in February 2007. The court originally scheduled a hearing for June 2007, and subsequently postponed the hearing until September 2007. Lonza Ltd. has also been added to this lawsuit.
With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The patent will remain in full force and effect during the pendency of the appeal.
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

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States District Court for the District of Maryland against Robert Zuccaro, as stockholders’ representative of the former security holders of OmegaTech, Inc. The complaint was brought to seek to resolve Mr. Zuccaro’s claim that the former OmegaTech security holders are owed 666,119 additional Martek shares under the Agreement and Plan of Merger by which we acquired OmegaTech because a milestone under that agreement was allegedly met. That milestone was to be triggered if a report issued by the Institute of Medicine of the National Academy of Science regarding the nutritional properties of DHA met criteria specified in the merger agreement. We asked the Court to declare that the report does not fulfill the requirements of the milestone and that we are not required to distribute any shares to the former security holders of OmegaTech. We filed a motion for summary judgment on March 10, 2006. The District Court granted our motion for summary judgment and dismissed the case on April 25, 2006 having found that the milestone has not been satisfied. On May 10, 2006, Mr. Zuccaro filed a notice of appeal and the case was argued on May 24, 2007. On July 17, 2007, the United States Court of Appeals for the Fourth Circuit issued an opinion disagreeing with the District Court and finding that the milestone was ambiguous. As a result of this finding, the Fourth Circuit remanded the case to the District Court for a determination of the intent of the parties. The District Court will likely now issue a new scheduling order to establish trial-related deadlines.
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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 79% of our product sales revenue during the nine months ended July 31, 2007 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience significant fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
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
We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. nor are we aware of any plans by them or any of our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S. If Ross Products introduces such competitive products, we cannot be certain that the economic protection that we believe we have via existing patents, royalty requirements of license agreements and market factors will protect us from the financial impact of such product introductions.

•	Reliant Pharmaceuticals is currently selling LOVAZA™, a DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets in the United States, Europe and China. Both Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that Lonza infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that Lonza willfully infringed one of these patents. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal. These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies may be developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2007 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 700 issued patents and pending applications worldwide.
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
A number of our competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is not expected to be completed before 2008. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. The newly granted divisional patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. In light of this newly granted divisional patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent will no longer be in force and effect.

•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal and during the hearing before the Appeal Board of the EPO in February 2007, Martek decided to withdraw its appeal. As a result, the patent was revoked. Martek is pursuing protection for its blended oil technology in Europe through related pending patent applications.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. The Opposition Division hearing has been scheduled for November 2007. Any decision made by the Opposition Division can be appealed. Assuming an appeal, the review process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is not expected to be completed before 2008.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. The judge is in the process of determining if any of the jury’s decisions were inappropriate as a matter of law, whether Martek is entitled to a permanent injunction against Lonza, and, if so, whether the permanent injunction should be stayed pending the outcome of any appeal.

•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing in this case was held in a district court in Dusseldorf in April 2005 and the court delayed its decision pending input from a court-appointed technical expert. The expert’s opinion was released in February 2007. The court originally scheduled a hearing for June 2007, and subsequently postponed the hearing until September 2007. Lonza Ltd. has also been added to this lawsuit.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners have ruled against Martek. Martek has appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The patent will remain in full force and effect during the pendency of the appeal.

•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek has appealed. The patent will remain in full force and effect during the pendency of the appeal process.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of July 31, 2007, the net book value of our patent assets totaled $17.1 million, which includes approximately $8.9 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a remaining period of approximately 6 years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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
Due to the sensitivity of our oils to oxidation, it is possible that the sensory elements of such oils may vary over time. While we believe that the food and beverage market could be a large market for DHA fortification with our DHA-S oil, the potential in this market could be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals and certain types of nutritional bars for which DHA fortification has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production and distribution processes, including the packaging and handling of such products. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation, production and distribution issues over which we have little or no control.
If clinical trials do not continue to yield positive results on the benefits of DHA on cognitive function, cardiovascular health or other health applications, our future revenues may be limited in the food and beverage and the dietary supplement markets.
During the nine months ended July 31, 2007 and 2006, approximately 5% and 3% of our product sales revenues came from sales of our nutritional oils for uses outside of the infant formula and pregnancy and nursing markets. Investigators at universities and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our oils will make in addressing these problems. Although clinical data are not required to market food and beverage ingredients or dietary supplements outside of the infant formula market, we believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets. If clinical trials do not continue to yield positive results on the benefits of DHA or if these benefits are not considered significant by our targeted consumers, our future revenues in these markets may be limited.
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
In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a Novel Food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil as a Novel Food ingredient in certain foods in the European Community. This Novel Food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. In October 2006, Health Canada approved per serving levels of Martek’s DHA of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient. In August 2007, the Ministry of Health in China authorized the use of our life’sDHA™ as a novel food ingredient. This new designation will permit the immediate use of life’sDHA™ in foods, beverages and supplements in China for persons older than twelve months. This initial approval by the Ministry of Health is part of the regulatory process applicable to Chinese novel foods and continues through August 5, 2009. We may then apply for a final novel food certificate.
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
The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health. In September of 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease. No minimum amounts for either DHA or EPA were established as prerequisites for the claim. Our DHA-S oil includes limited amounts of EPA and therefore products containing the DHA-S oil qualify for use of the qualified health claim. Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be ongoing or conducted in the future. If consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal cardiovascular benefits, then our penetration of the food and beverage market may be limited.
In June 2007, the FDA initiated rulemaking with respect to nutrient content claims for omega-3 fatty acids. If the FDA’s proposed rule requires the inclusion of relatively large amounts of EPA with DHA in order to make this claim, or if the FDA concludes that clinical data is insufficient to support any nutrient content claims at this time, then our penetration of the food and beverage market may be limited.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. Furthermore, in October 2006, the Company completed a restructuring of its plant operations which transferred to our Kingstree plant a substantial portion of production formerly taking place in Winchester. As of July 31, 2007, the Company had $75.1 million of production assets that are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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
Furthermore, a failure by one or more regulatory authorities to enact or maintain guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products or the issuance of regulatory guidelines that establish targeted levels of DHA and/or ARA in infant formula that are lower than levels currently being used could result in lower-potency formula products in specific affected countries which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula that permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries.
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
As of July 31, 2007, we had approximately $17.9 million in cash, cash equivalents and short-term investments as well as $118 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending July 31, 2007, our common stock traded between $30.84 and $19.64 per share. During the fifty-two week period ending July 31, 2006, our common stock traded between $52.48 and $21.70 per share. The following are examples of items that may significantly impact the market price for our common stock:
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

The market liquidity for our stock is relatively low. As of July 31, 2007, we had 32,283,342 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending July 31, 2007 was approximately 600,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of July 31, 2007, we had 32,283,342 shares of common stock and approximately 300,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 3.2 million shares of common stock. Of these options, approximately 3.1 million were exercisable at September 4, 2007, and approximately 800,000 had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates beginning in 2008 through 2012. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
We have agreed to issue and register for resale up to 1,931,853 additional shares to former OmegaTech stockholders and option holders pursuant to our Agreement and Plan of Merger with OmegaTech if certain regulatory and financial milestones were achieved by October 31, 2004. The representative for these interest holders has asserted that shares related to two of these milestones should be issued, an assertion with which we do not agree. While we have not resolved this matter, a substantial number of these additional shares would be issued and become eligible for resale if it were determined that these two milestones were achieved. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur, which could limit your ability to sell at a price satisfactory to you.
Changes in foreign currency exchange rates or interest rates could result in losses.
Our total purchase price of ARA from DSM’s Capua, Italy plant and a portion of the purchase price of ARA from DSM’s Belvidere, New Jersey plant are denominated in euros. We expect that for the remainder of fiscal 2007 and fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. There were no foreign currency forward contracts outstanding at July 31, 2007.
We are a defendant in a putative class action lawsuit which, if determined adversely, could have a material adverse affect on us.
We, our former Chairman and Chief Executive Officer and our Chief Financial Officer were named as defendants in putative class action lawsuits filed in the United States District Court for the District of Maryland. The District Court consolidated these lawsuits into one action. The consolidated complaint generally seeks recovery of unspecified damages for persons who purchased our shares during the period from December 9, 2004 through April 27, 2005. The complaint asserts claims under federal securities laws alleging that we and the individually named defendants made materially false and misleading public statements and failed to disclose material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, concerning our business and prospects.
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
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.01	Second Amendment to the ARA Alliance, Purchase, and Production Agreement by and between DSM Food Specialties B.V. and the Company.*+

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: September 10, 2007	/s/ Peter L. Buzy

Peter L. Buzy Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)