Form 10-K
period 2007-10-31
MARTEK BIOSCIENCES CORP
filed 2007-12-28
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2007 was $678,436,755, based on the closing price of the Common Stock on The NASDAQ Global Market on April 30, 2007.
The number of shares of Common Stock outstanding as of December 20, 2007 was 32,753,648.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant’s 2007 fiscal year) are incorporated by reference into Part III of this Report.

MARTEK BIOSCIENCES CORPORATION
FORM 10-K
For The Fiscal Year Ended October 31, 2007

PART I
The information in this Form 10-K for Martek Biosciences Corporation (“Martek”, “we”, or the “Company”) contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business” as well as those discussed elsewhere in this Form 10-K, including in Item 1A. “Risk Factors.”
ITEM 1. BUSINESS.
OVERVIEW
Martek Biosciences Corporation is a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. The Company produces life’sDHA™, a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, perinatal products, foods and beverages and dietary supplements, and life’sARA™, a vegetarian source of the omega-6 fatty acid ARA (arachidonic acid), for use in infant formula.
NUTRITIONAL PRODUCTS
We have developed production methods and intellectual property for two important fatty acids, DHA and ARA. We sell oils containing these fatty acids under the names life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.
Adults may obtain DHA via a limited number of foods such as fish, eggs or organ meats. ARA may be obtained from foods such as red meats, fish and eggs. Pregnant women transfer DHA and ARA through the placenta to the fetus and lactating mothers pass DHA and ARA to infants through breast milk. While there are currently no universally recognized guidelines for daily consumption of DHA, several international scientific and health agencies have made recommendations for DHA and ARA consumption for infants and for DHA intake for pregnant and nursing women. In addition, a workshop sponsored by several groups, including the International Society for the Study of Fatty Acids and Lipids, recommended that adults consume at least 220 mg of DHA daily. The U.S. Department of Health and Human Services indicated that dietary consumption of DHA is well below this level. We believe that greater recognition of this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. Recommendations for ARA consumption by adults have not been put forth and may not be necessary as adequate amounts of ARA are likely consumed in the typical adult diet.
Investigators at the National Institutes of Health (“NIH”) and other research centers have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We sponsor and participate with others in research to determine the benefit of DHA supplementation on cardiovascular health, Alzheimer’s disease and dementia. Additionally, there are ongoing studies using Martek oils considering the benefits of DHA supplementation during pregnancy and nursing to assess the outcomes on both mother and child.
In May 2001, the Food and Drug Administration (“FDA”) completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first United States product introduction in February 2002, supplemented infant formulas manufactured by six of our licensees have been sold in the United States: Mead Johnson Nutritionals under the Enfamil®LIPIL® brand; the Ross Products Division of Abbott Laboratories under its Similac ® ADVANCE® brand; Nestle under its Good Start® Supreme DHA & ARA brand; PBM Products Inc. under the brand Bright Beginnings™ and under private label brands, including Wal-Mart Parent’s Choice™; Hain Celestial under the brand Earth’s Best ®; and Nutricia North America under the brand Neocate ®. These supplemented infant formulas include term, preterm, soy-based, specialty and toddler products. As of October 31, 2007, we estimate that formula supplemented with our oils had penetrated approximately 95% of the U.S. infant formula market.
We have entered into license agreements with 28 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula supplemented with our nutritional oils. Our licensees are now selling infant formula products containing our oils collectively in over 70 countries. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to three years, as well as pregnant and nursing women.

In addition to the DHA used in infant formula, Martek holds patents on certain separate and distinct DHA technology, which we refer to as DHA-S, that is derived from a different algal strain than our DHA authorized for addition to infant formula. We have received a favorable review by the FDA of our GRAS notification for the use of DHA-S in food and beverage applications in the U.S. and have received similar approvals in Canada. We have also received authorization from the Ministry of Health in China (subject to certain conditions) and the Australia New Zealand Food Authority for the use of DHA-S oil in all foods and authorization from the European Commission for the use of our DHA-S oil as a novel food ingredient. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community.
We are currently selling DHA-S products into the dietary supplement, food and beverage, pregnancy and nursing and animal feed markets domestically and internationally. Furthermore, we have signed DHA license and supply agreements with several large food and beverage companies, many of whom launched products containing Martek’s DHA in fiscal 2007, and we anticipate additional product launches from certain of these companies during fiscal 2008. Martek’s infant formula DHA and DHA-S are collectively marketed under the brand life’sDHA™.
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
DHA is the predominant omega-3 fatty acid in the brain and retina of the eye and is a key component of heart tissue in humans and other mammals. Both DHA and ARA are important for infant brain and eye development which occurs primarily in the last trimester in utero, and continues throughout the first few years of life. During pregnancy, DHA and ARA are actively transported from the mother to the fetus via the placenta. Following birth, the infant receives these fatty acids from either breast milk (which always contains DHA and ARA) or infant formula supplemented with DHA and ARA. With DHA-supplemented infant formula, formula-fed infants have blood and tissue levels of DHA that are similar to those of breastfed infants. DHA and ARA supplementation is especially important for premature infants who failed to complete the last trimester of pregnancy in utero. Studies of infant formulas containing our oils show that blood and tissue levels of DHA and ARA in formula-fed infants equal that of breastfed infants. DHA and ARA were added to U.S. infant formulas beginning in 2002, and Martek’s DHA and ARA continue to be the only DHA and ARA included in infant formula in the U.S.
Fish oils can also be used for DHA supplementation in infant formula. However, we believe that for a number of reasons our DHA oil is more desirable for infant formula applications than fish oil or other sources of DHA. Our oils are derived from a vegetarian source and are grown under tightly controlled conditions. As a result, Martek oils do not contain contaminants such as methylmercury, polychlorinated biphenyls (“PCBs”) and dioxins that may be found in certain fish oils. Our oils do not contain significant quantities of eicosapentaenoic acid (“EPA”), an omega-3 fatty acid found in fish which certain studies indicate is not appropriate for consumption by infants in high levels. Both algal and fish oils are in the form of easily digestible triglycerides similar to the major form found in breast milk. Martek oils have the benefit, however, of higher oxidative stability and longer shelf life than does fish oil. A study on premature infants conducted by Dr. M. T. Clandinin and others published in April 2005 in The Journal of Pediatrics directly compared infant formula supplemented with DHA from Martek oils to a formula supplemented with DHA from fish oil . Both formulas also contained ARA. The results showed that the formula supplemented with DHA from Martek oil was superior to the formula supplemented with DHA from fish oil in supporting growth in the manner most similar to that of breastfed infants at 18 months of age.
Although not all experts agree on the essentiality of DHA and ARA for infants, the following examples show the benefits of including DHA and ARA in the infant diet:
•	An independent study conducted by Dr. E. Birch and others and published online in January 2007 in Early Human Development reported the results of a comparison between children who were breastfed as infants to both children who as infants used DHA and ARA supplemented formula and children who as infants did not use DHA and ARA supplemented formula. The results indicated that children who received the supplemented formula had visual and verbal IQ scores that did not differ significantly from children who had been breastfed and such scores were better than children who did not receive supplemented formula. Martek’s oils were used in the study. This was a follow up to a study by Dr. E. Birch and others published in 2000 in Developmental Medicine & Child Neurology, which noted the results of a National Institutes of Health (“NIH”)-sponsored study that showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with Martek DHA™ and ARA compared to infants fed the same formula, but without DHA and ARA. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index (“MDI”) of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.”
•	A study conducted by Dr. N. Pastor and others published in November 2006 in Clinical Pediatrics found that infants fed a formula containing 17 mg DHA and 34 mg ARA per 100 kcal had fewer episodes of bronchiolitis and bronchitis at ages 5, 7, and 9 months compared to infants receiving control formula not containing these added long-chain polyunsaturated fatty acids. This study used Martek’s oils.

•	A study conducted by Dr. C. Agostoni and others published in March 2006 in Developmental Medicine & Child Neurology found that in children with the rare genetic disorder phenylketonuria (PKU), the addition of DHA in formula was associated with improved visual scores. This study used Martek’s oils.

•	A study conducted by Dr. S. Hart and others published in August 2005 in the Journal of Pediatric Psychology revealed a positive correlation between DHA levels in breast milk and newborn neurobehavioral function. The study analyzed the DHA content of breast milk collected from 20 breastfeeding mothers nine days after delivery. At the same time, their infants were tested for neurobehavioral functioning using the Brazelton Neonatal Behavioral Assessment Scale (NBAS), a commonly used behavioral test. Analysis revealed a positive correlation between DHA levels in the mother’s breast milk and the child’s NBAS score.

•	A study conducted by Dr. E. Birch and others published in April 2005 in the American Journal of Clinical Nutrition found that DHA and ARA supplementation of term infant formula during the first year of life resulted in improved visual function in 12-month old infants compared to those without supplementation. This study used Martek’s oils.

•	A summary of four randomized control trials conducted by Dr. S. Morale and others published in February 2005 in Early Human Development showed a continued benefit to visual development as the result of DHA and ARA supplementation in formula-fed infants throughout the first year of life.

•	A study conducted by Dr. D. Hoffman and others published in the June 2003 issue of The Journal of Pediatrics reported that infants who were breast-fed from birth to between four and six months of age and then weaned onto formula supplemented with DHA and ARA experienced significantly improved visual development at one year of age compared to infants who were breast-fed and then weaned onto formula without DHA and ARA. This study used Martek’s oils.

•	A study conducted by Dr. E. Birch and others published in March 2002 in the American Journal of Clinical Nutrition found that infants who were breast-fed for six weeks and then weaned to DHA and ARA supplemented infant formula had significantly better visual acuity at 17, 26 and 52 weeks of age and significantly better stereoacuity at 17 weeks of age than infants who were weaned to non-supplemented formula. This study used Martek’s oils.
DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by several expert panels, including: the United Nations Food and Agricultural Organization and the World Health Organization (“FAO/WHO”); International Society for the Study of Fatty Acids and Lipids sponsored workshop panel; an expert panel sponsored by the Child Health Foundation; and the British Nutrition Foundation (“BNF”). Recent additions to expert groups making recommendations regarding the addition of DHA and ARA to infant formula include:
•	Global Standard for the Composition of Infant Formula: Recommendations of an ESPGHAN Coordinated International Expert Group, authored by Dr. B. Koletzko and others published in Journal of Pediatric Gastroenterology and Nutrition in November 2005, in which the International Expert Group, in view of beneficial effects, supported the optional addition of LCPUFA to infant formula. Their guidelines specify that the optional addition of DHA should not exceed 0.5% of total fat; ARA contents should be at least the same concentration as DHA; and the EPA content should not exceed that of DHA.

•	Feeding Preterm Infants After Hospital Discharge: A Commentary by the ESPGHAN Committee on Nutrition, authored by Dr. P. Aggett and others published in Journal of Pediatric Gastroenterology and Nutrition in May 2006. The ESPGHAN Committee on Nutrition reviewed available evidence and established recommendations for feeding preterm infants after hospital discharge. The Committee recommends that formula-fed infants born prematurely should receive infant formula which provides long-chain polyunsaturated fatty acids for optimal growth and development. Martek DHA and ARA are long-chain polyunsaturated fatty acids added to preterm and term infant formula in the U.S. and worldwide.
Our sales of nutritional oils for infant formula were approximately $265.6 million, $240.5 million and $189.1 million in fiscal 2007, 2006 and 2005, respectively, which represents 91%, 94% and 93% of total product sales, respectively. Mead Johnson Nutritionals accounted for approximately 42%, 45% and 49% of our total product sales in fiscal 2007, 2006 and 2005, respectively. Abbott Laboratories accounted for approximately 18%, 16% and 17% of our total product sales in fiscal 2007, 2006 and 2005, respectively. Nestle accounted for approximately 11%, 12% and 11% of our total product sales in fiscal 2007, 2006 and 2005, respectively. Wyeth accounted for approximately 9%, 10% and 11% of our total product sales in fiscal 2007, 2006 and 2005, respectively. In addition, due to the success of supplemented infant formula, several of our licensees are selling extension products containing our oils beyond infant formula that are targeted for children ages nine months to three years of age.
Applications for Pregnant and Nursing Women
DHA is transferred from the mother to the fetus during pregnancy and particularly during the last trimester. Following birth, the mother transfers DHA to her newborn through breast milk. Therefore, an adequate intake of DHA during pregnancy and nursing is thought to be important and many public health agencies such as the World Health Organization (“WHO”) and International Society for the Study of Fatty Acids and Lipids (“ISSFAL”)

have made recommendations for DHA intake during the perinatal period. During the PeriLip meeting, a European Union supported Consensus Conference on “Dietary Fat Intake During the Perinatal Period” (September 2005, Germany), the following recommendation was made regarding DHA consumption: “Pregnant and lactating women should aim to achieve a dietary intake of n-3 LCPUFA [omega-3 long-chain polyunsaturated fatty acid] that supplies a DHA intake of at least 200 mg/day.” These recommendations and overall results of the PeriLip project were published in the British Journal of Nutrition (November 2007).
The September 2007 issue of the Journal of the American Dietetic Association included a position statement from the American Dietetic Association and Dietitians of Canada regarding dietary fatty acids. The groups emphasized the importance of DHA during pregnancy, lactation, and infancy and its particular importance for neural development and function. The groups also reviewed the importance of long chain omega-3 fatty acids for health and recommend that adults consume 500mg of long chain omega-3 fatty acids daily.
Supplementation of breastfeeding mothers with DHA has shown to increase the level of DHA found in breast milk. Studies have shown a benefit for breastfed infants of DHA-supplemented mothers as indicated below:
•	A study conducted by Dr. C. Jensen and others published in July 2005 in the American Journal of Clinical Nutrition noted that infants of mothers who supplemented with life’sDHA™ while breastfeeding had improved psychomotor skills at 2 1/2 years of age. The study involved 227 breastfeeding mothers who were given a 200 mg capsule of life’sDHA™ or placebo daily for 4 months beginning 5 days after delivery and revealed that children of DHA-supplemented mothers scored significantly higher on the Bayley Psychomotor Development Index (PDI), when compared to the children of the non-supplemented breastfeeding mothers. The study also confirmed that DHA supplementation while breastfeeding effectively increases DHA levels in the mother’s milk as it noted that the mothers supplemented with DHA had 75% more DHA in their breast milk than the control group and their infants had 35% higher DHA blood levels than the control group infants. This study was partially funded by Martek.

•	A study published by Dr. J. Cohen and others in November 2005 in the American Journal of Preventive Medicine provided a statistical analysis of many studies which had examined maternal fatty acid intake and effect on infant development. The results of the analysis showed that increases in maternal DHA intake are associated with modest improvements in child IQ.

•	A study conducted by Dr. I. Helland and others published in January 2003 in Pediatrics found that mothers who supplemented their diet with fatty acids rich in DHA during pregnancy and nursing gave birth to children who scored higher on standardized intelligence and achievement tests at four years of age than those whose mothers supplemented with fatty acids that do not contain DHA. According to the study, data demonstrated that children born to mothers who had taken cod liver oil, which is rich in DHA and other omega-3 fatty acids, during pregnancy and nursing scored significantly higher (approximately 4.1 points) on the Mental Processing Composite of the K-ABC test as compared to children whose mothers had received corn oil.

•	A study conducted by Dr. C. Smuts and others published in March 2003 in Obstetrics and Gynecology found that expectant mothers at risk for preterm birth, who increased their dietary intake of DHA during the last trimester of pregnancy through DHA enriched eggs from chickens whose feed contained Martek DHA, increased their length of gestation by six days compared to mothers who received regular eggs during late pregnancy. These researchers also published in the July/August 2004 issue of Child Development their study results showing that infants whose mothers had high DHA levels at birth had improved attention skills at 18 months of age.
Additional research is underway to further evaluate DHA supplementation during pregnancy and nursing. We are currently providing DHA supplements to several researchers who are evaluating potential benefits of maternal DHA supplementation during pregnancy and nursing on pregnancy outcomes and infant development.
Martek customers are currently selling products containing life’sDHA™ targeted to pregnant and nursing women as follows:
•	Mead Johnson Nutritionals’ Expecta™LIPIL®

•	Life Fitness’ Life’s DHA™ Prenatal Multivitamin and DHA (exclusively at CVS/pharmacy and online at CVS.com)

•	British Biologicals’ Pro-PL Protein Supplement

•	Everett Laboratories’ prescription prenatal supplement Vitafol® -OB+DHA

•	Sciele Pharma, Inc.’s prescription prenatal supplement OptiNate™;

•	Mission Pharmacal’s prescription prenatal supplement Citracal® Prenatal + DHA and Citracal® Prenatal 90 + DHA

•	Vincent Foods, LLC’s Oh Mama! nutrition bars

•	NutraBella’s Bellybar™ nutrition bars
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
DHA and cognitive function— Discussed below are the findings of several published studies and papers that highlight the benefits of DHA on neurological health as well as on the risk of Alzheimer’s disease and age-related dementia.

•	An independent study by Dr. R. McNamara and others published in the Society of Biological Psychiatry in July 2007 found a deficit in the total fatty acid composition of the orbitofrontal cortex and found a selective deficit in the level of DHA compared with controls in brain examinations of postmortem patients who had been diagnosed with major depression compared with controls. These findings add to the growing body of evidence showing a correlation between low tissue levels of DHA in neuropsychiatric diseases such as depression.

•	A study published by Dr. K. Green and others in The Journal of Neuroscience in April 2007 used a transgenic mouse model of Alzheimer’s disease to show that supplementation with DHA reduced the accumulation of both amyloid-beta and tau, two indicators of the disease in humans. This study used Martek’s DHA oils and funding for the study was provided by Martek.

•	A study published by Dr. E. Schaefer and others in the Archives of Neurology in November 2006 investigated the relationship of blood DHA levels and the development of dementia in a prospective follow-up study of the participants in the Framingham Heart Study. The results of the study noted that subjects with the highest levels of plasma DHA (top 20%) had a significant reduction in the risk of developing dementia from all causes. The study was partially funded by Martek.

•	A scientific review on DHA performed by Dr. J. Marszalek and Dr. H. Lodish published in June 2005 in Annual Review of Cell and Developmental Biology suggests the significant role that DHA plays in the maintenance of normal neurological function.

•	The results of an in vitro study conducted by Dr. W. Lukiw and others published in October 2005 in the Journal of Clinical Investigation suggest that DHA intake could benefit people with Alzheimer’s disease by lowering the accumulation of amyloid-B peptides, which are associated with brain aging and Alzheimer’s.

•	The results of an in vitro study conducted by Dr. S. Florent and others published in November 2005 in the Journal of Neurochemistry notes that DHA enrichment likely induces changes in neuronal membrane properties that may assist in the prevention of Alzheimer’s disease and other neurodegenerative diseases.

•	The Agency for Healthcare Research and Quality (“AHRQ”) of the United States Department of Health and Human Services issued in February 2005 a report on the effects of omega-3 fatty acids on cognitive function with respect to persons experiencing aging, dementia and neurological diseases. They stated: “Total omega3 FA [omega-3 fatty acid] consumption and consumption of DHA (but not ALA or EPA) were associated with a significant reduction in the incidence of Alzheimer’s.”

•	In September 2004, the results of an animal study conducted by Dr. F. Calon and others and the UCLA School of Medicine and published in the journal Neuron noted the effects of Martek’s DHA on the advancement of Alzheimer’s disease in laboratory mice. The study found that a diet rich in DHA significantly lessened the memory loss and cell damage associated with Alzheimer’s disease in laboratory mice. This laboratory extended these findings during 2005 with additional data. In vitro research conducted by Dr. N. Bazan and published in 2005 in Molecular Neurobiology detected a metabolite of DHA that appears to have a protective role in neural cell survival and Alzheimer’s disease.

•	In July 2003, the results of a study conducted by Dr. M.C. Morris and others published in the Archives of Neurology indicated that weekly consumption of fish and dietary intake of DHA, but not other omega-3 fatty acids, are associated with a reduced risk of Alzheimer’s disease by up to 60 percent. The study examined whether fish consumption and the associated intakes of omega-3 fatty acids would afford a protective effect against Alzheimer’s disease. A total of 815 subjects, aged 65 to 94, who were initially unaffected by Alzheimer’s disease, participated in the study and were followed for an average of 3.9 years for the development of Alzheimer’s disease. The study showed that in those individuals consuming the highest amounts of dietary DHA, the risk of developing Alzheimer’s disease was reduced by up to 60 percent. The risk of developing Alzheimer’s disease was not correlated with EPA consumption.
Additional research is needed to evaluate the role, if any, of DHA supplementation in reducing the risk of developing these diseases.
DHA and cardiovascular health— Discussed below are the findings of several published studies and papers that highlight the benefits of DHA on cardiovascular health while, in some cases, cautioning people of the potential risks associated with the intake of certain fish.
•	A study published by Dr. D. Kelley and others in the American Journal of Clinical Nutrition in August 2007 found that DHA is effective in reducing the level of triglycerides in male hypertriglyceridemic patients. In this study, DHA alone was effective without EPA, the other omega-3 commonly found in fish oil, in reducing triglycerides. Hypertriglyceridemia (high triglyceride levels) in men is associated with an increased risk of cardiovascular disease and metabolic syndrome. Martek contributed the DHA supplements and funding for this study.

•	An independent study by Dr. H. Theobald and others published in The Journal of Nutrition in April 2007 assessed the effects of low-dose DHA on blood pressure in healthy men and women from the United Kingdom. Compared with placebo, supplementation with Martek’s life’sDHA™ (0.7 g/day for 3 months) significantly reduced diastolic blood pressure by 3.3 mm Hg.

•	The results of a study by Dr. L. Keilson and others, which were presented in March 2007 at the American College of Cardiology 56th Annual Scientific Session, showed that supplementation with 2g of Martek DHA daily for six weeks reduced triglycerides by nearly 20%, reduced pulse rate by 5 beats per minute and reduced diastolic blood pressure by 4 mm Hg. The DHA-supplemented group also showed an 8% reduction in total cholesterol and a 5% increase in HDL (good) cholesterol level at six weeks. The study was conducted in men and women with hypertriglyceridemia who were already taking statin medications for the reduction of cholesterol. This study used Martek oils and funding for this study was provided by Martek.

•	An independent study by Dr. L. Schwellenbach and others published in the Journal of the American College of Nutrition in December 2006 compared Martek’s life’sDHA™ (algal oil) to DHA plus EPA (fish oil) for their ability to lower triglycerides in subjects with coronary artery disease and elevated triglycerides, most of whom were undergoing statin therapy. Both supplements significantly lowered triglycerides, but only life’sDHA™ increased high density (“good”) cholesterol. The authors concluded that there was no added benefit provided by EPA for lowering triglycerides at this level. The authors of the study also indicated that life’sDHA™ was better tolerated by the study participants than fish oil, noting that a greater proportion of subjects in the fish oil group reported fishy taste as a problem with their treatment.

•	A study published by Dr. A. Erkkilä and others in the Journal of Lipid Research in September 2006 noted an important relationship between plasma DHA levels and the reduced progression of cardiac disease. Specifically, women whose DHA levels were above the median at enrollment had slower progression of coronary artery stenosis over a three-year period. This effect was not seen with the other omega-3 fatty acids, ALA or EPA.

•	A review conducted by Dr. C. Wang and others published in July 2006 in The American Journal of Clinical Nutrition stated that evidence suggests that increased consumption of long-chain omega-3 fatty acids, but not alpha-linolenic acid, reduces all cause mortality, cardiac and sudden death, and possibly stroke. life’sDHA™ is a long-chain omega-3 fatty acid.

•	A Scientific Statement entitled “Diet and Lifestyle Recommendations Revision 2006” published by Dr. A. Lichtenstein and other members of the American Heart Association Nutrition Committee published in July 2006 in Circulation included a recommendation that people with documented heart disease consume approximately one gram of DHA and eicosapentaenoic acid (EPA) per week. They affirm that with appropriate medical advice, use of supplements may be substituted for fish.

•	The results of a study conducted by Dr. K. Maki and others and published in the Journal of the American College of Nutrition in June 2005 demonstrated that life’sDHA™ lowered triglycerides by approximately 21%. These subjects consumed 1.5 grams DHA per day or a placebo for six weeks. This study was sponsored by Martek.

•	Dr. K. Stark and Dr. B. Holub reported in May 2004 in the American Journal of Clinical Nutrition that DHA supplementation of 32 postmenopausal women with 2.8 grams DHA from Martek’s DHA oil per day for 1 month resulted in a 20% reduction in triglycerides, a 6-10% increase in HDL cholesterol (“good” cholesterol) and a 7% reduction in heart rate relative to placebo, suggesting that DHA may favorably influence selected cardiovascular risk factors in postmenopausal women.

•	In May 2002, in the publication Circulation, the American Heart Association (“AHA”) issued a Scientific Statement entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of omega-3 fatty acids, specifically DHA and EPA, from fish sources. The report concluded that consumption of such omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of omega-3 fatty acids:
•	decreased risk of sudden death and arrhythmia;

•	decreased thrombosis (blood clot);

•	decreased triglyceride levels;

•	decreased growth of atherosclerotic plaque;

•	improved arterial health; and

•	lower blood pressure.
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

While there is not yet a scientific consensus on the subject, a number of clinical studies, including several listed above, as well as others conducted by Australian and European researchers and published in Hypertension in 1999, the American Journal of Clinical Nutrition in 1997 and 2000, Diabetes Care in 2003, and the European Journal of Clinical Nutrition in 1996, have indicated that pure DHA sources, including Martek’s DHA oil, exhibit the main cardioprotective benefits traditionally ascribed to fish consumption or to the combination of DHA plus EPA. Such research has indicated that DHA, in the absence of EPA, may have the following effects on cardiovascular risk factors:
•	reduces triglycerides and raises the HDL or “good” cholesterol;

•	reduces blood pressure;

•	reduces heart rate; and

•	increases LDL and HDL cholesterol particle size.
DHA and other human health benefits— Discussed below are the findings of studies that highlight the benefits of DHA on other human applications.
•	An independent observational study by Dr. J.M. Norris and others published in the Journal of the American Medical Association (September 2007) was designed to determine whether the intake of omega-3 and omega-6 fatty acids is associated with the development of Type 1 diabetes in children. This study was conducted with a cohort of 1,770 children known to be at genetic risk for developing Type 1 diabetes. Results showed that the omega-3 fatty acid levels were inversely correlated with the risk for developing diabetes in this group of at-risk children. These investigators are further investigating this relationship in an ongoing clinical trial to determine whether DHA, specifically, has a role in Type 1 diabetes prevention.

•	A study by Dr. K. Connor and others published in Nature Medicine in July 2007 reported that increasing consumption of long-chain omega-3 fatty acids, including DHA, reduces destructive vascularization in the retina. In this animal study of retinopathy associated with prematurity, the authors summarize a series of experiments demonstrating that long-chain omega-3 fatty acids, and selected metabolites, are effective in reducing retinal vascular disease, which is a leading cause of blindness. A portion of these studies included Martek oils as the source of long-chain fatty acids.
Life’sDHA™ is sold by Martek as an ingredient to supplement manufacturers and is also the brand name of Martek’s consumer supplement product. Martek’s Neuromins® brand, which contains life’sDHA™, is distributed by the Company and sold under license by several supplement manufacturers and can be found nationwide. We are currently marketing for food and beverage and animal feed applications to both U.S. and international companies. To date, approximately 25 domestic and international companies have launched foods or beverages that contain life’sDHA™ (see “Sales and Marketing” below).
We continue to aggressively pursue further penetration of our DHA oils in the food and beverage market. We are in discussions with many companies in the food and beverage market to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. In addition, we have recently signed license and supply agreements with several major consumer food products companies that establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the food and beverage market. Management believes that over the next few years, the food and beverage and dietary supplements markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
Our sales of nutritional oils for products outside of infant formula uses were $22.9 million, $11.5 million and $11.0 million in fiscal 2007, 2006 and 2005, respectively.
CONTRACT MANUFACTURING
We provide contract manufacturing services at our Kingstree, South Carolina production facility. We began offering these services following our September 2003 acquisition of FermPro Manufacturing, LP, which had been providing third-party manufacturing services since the mid-1960’s. During this time period, Kingstree personnel have developed an expertise in large-scale fermentation with many different microorganisms, including algae, bacteria, fungi and yeast.
Martek’s Kingstree plant has certain fermentation capacity designated for use in contract manufacturing. Kingstree also has numerous types of recovery equipment which allow us to efficiently customize production processes and state-of-the-art microbiological and analytical laboratories which provide highly automated product testing capabilities. Our facilities are especially well-suited for the contracted production of enzymes, specialty chemicals, vitamins, agricultural specialties and intermediates.
Our contract manufacturing customers have ranged from relatively small specialty chemical companies without in-house production capabilities to very large, multinational pharmaceutical companies who require or prefer a distinct site for the manufacture of a particular product line.
Our contract manufacturing revenues were $14.3 million, $14.8 million and $14.1 million for fiscal 2007, 2006 and 2005, respectively. During fiscal 2007, we decided to narrow our contract manufacturing services to include only products with reasonable profit margins or those that we expect could have a strategic fit in the future.

TECHNOLOGY
Martek is a leading innovator in the development of nutritional products that promote health and wellness throughout every stage of life. We leverage our knowledge of microalgae and other microorganisms and expertise in fermentation sciences and natural product isolation to develop commercially attractive, proprietary and environmentally sustainable sources of nutrients which have proven or emerging health benefits. These processes and use of the products derived from these processes form the basis of our intellectual property estate. Product development involves four major activities: discovery, process development and product formulation, product safety and efficacy evaluation, and scale-up and commercial production.
Discovery — Having identified an appropriate nutritional product target, Martek screens its large database of live and preserved, genetically diverse microalgal species to identify candidate microalgal producers. Martek’s culture collection consists of microalgal strains that have been isolated from nature by Martek’s scientists and those that have been obtained from both public and private culture collections. Martek’s culture collection also includes non-microalgal microbial species, which we believe may be increasingly important in the development of future products. Martek’s microorganisms have a range of physiological and biochemical characteristics which naturally produce many different lipids, carbohydrates and proteins. Promising candidates are further developed and screened for their ability to meet desired product requirements within the desired cost structure.
Process Development and Product Formulation — Commercial processes for production of candidate products are developed through application of sound scientific and engineering principles by Martek’s scientists and engineers. Martek’s processes consist of several basic steps including microbial culture inoculum germination and expansion, fermentation, and product isolation and purification. Martek’s scientists utilize a broad range of technical skills and state-of-the-art equipment of progressively larger scale to develop reproducible and economical processes. We apply standard industrial microbiological techniques to microorganisms, including classical strain development and culturing condition (growth medium composition, temperature, pH) manipulation to optimize product yield and productivity. Martek’s expertise in oil processing is broadly applicable to a number of nutrients which are lipid soluble. Finally, Martek develops suitable liquid and dry powder product forms to enable our customers to utilize our products in a broad range of desired consumer products. Martek has invested in extensive lab-scale and large pilot-scale fermentation and product recovery equipment to enable efficient and cost-effective product development and to support on-going product cost reduction efforts.
While we do not utilize genetically-engineered microorganisms in the production of current commercial products, in the future we may use genetic engineering technology for the production of products at lower-cost or with improved functionality. For example, Martek successfully isolated the genes responsible for producing DHA in one commercial strain of microalgae, and is researching the use of these genes to produce low-cost seed oil DHA and long-chain polyunsaturated fatty acid (“LCPUFA”) products in transgenic terrestrial oilseed crops.
Product Safety and Efficacy Evaluation — In the course of product development, products undergo thorough safety testing and evaluation to assure our ability to reproducibly produce products that are safe and compliant with worldwide regulatory requirements. All commercial products are produced utilizing Good Manufacturing Practices (“GMP”) conditions appropriate for the intended food and beverage, supplement, or pharmaceutical market. The health benefits and efficacy of our products are tested and demonstrated utilizing appropriate preclinical animal models and human clinical studies. These studies are conducted by Martek, academic researchers and/or corporate partners affiliated with Martek. We are expanding our preclinical and clinical research capabilities in brain development, cognitive function, immune system health and inflammation while continuing research in eye development, eye health and cardiovascular health. Results from these studies are used to establish and support product claims for market development.
Scale-up and Commercial Production — Successful exploitation of the unique characteristics of microalgae is in large measure dependent upon the availability of large-scale culturing technology. We have successfully scaled-up several strains of microalgae capable of producing large amounts of DHA heterotrophically using common organic nutrients and salts. Heterotrophic culturing of these DHA-producing microalgae at commercially viable levels enables significantly lower production costs to be achieved, which were not possible prior to our achievements.
Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of many U.S. and international patents and patent applications. Martek employs a systematic process to identify, develop, prosecute and defend commercially-valuable intellectual property.
COLLABORATIVE AND LICENSING AGREEMENTS
We have entered into license agreements with 28 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula supplemented with our nutritional oils. In general, under these agreements, we receive up-front license fees and will receive either i) a flat rate price per kilogram upon the sale of our oils to our licensees, or ii) a transfer price on sales of our oils to our licensees plus ongoing royalties based on our licensees’ sales of infant formula products containing our oils. The most significant license agreements have remaining terms ranging from approximately 10 to 25 years, contain no future purchase commitments on our part or that of our licensees, and, generally, may be terminated by our licensees upon proper notification, which, in certain cases, only requires short notice periods. In many license agreements, our licensees have the right to buy other sources of DHA and/ or ARA oils; however, if they do so, the licensees must either make royalty payments to us upon the sale of the final infant formula product that contains the oils purchased from another source or pay us greater amounts, on a per unit basis, for the DHA or ARA that they purchase from us.

In May 2006, we entered into a long-term supply agreement with Mead Johnson Nutritionals, a leading worldwide infant formula producer and the largest infant formula manufacturer in the United States. Under the agreement, Martek serves as the exclusive worldwide DHA and ARA supplier for all Mead Johnson infant formula products. The agreement provides for a ten-year term with certain rights for either party to terminate the arrangement after December 31, 2011. Martek has been supplying DHA and ARA to Mead Johnson for use in infant formula under a 25-year license agreement signed in 1992, which has been incorporated into the new agreement and remains in effect.
In October 2007, we entered into a long-term supply agreement with Abbott Nutrition, a leading worldwide producer of infant formula products including the Similac® Advance® brand. Under the agreement, Martek serves as Abbott’s exclusive worldwide DHA and ARA supplier for all of Abbott’s infant formula products. The agreement provides for a ten-year term with Abbott having the right to terminate the arrangement as of January 1, 2012, provided that Abbott has given twelve months prior written notice. Martek has been supplying DHA and ARA to Abbott for use in infant formula under a 25-year license agreement signed in 2000 which has been incorporated into the new agreement and remains in effect.
In addition to these, we also serve as the exclusive supplier of ARA or ARA and DHA to several other infant formula licensees.
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
Since fiscal 2005, the Company has entered into several license and supply agreements permitting the use of life’sDHA™ in various foods and beverages. Certain of these agreements are for terms of 15 years and establish Martek, subject to certain exceptions, as the licensees’ exclusive provider of DHA for minimum periods of time. There are no minimum purchase requirements or other financial commitments to Martek under these agreements. Certain other food and beverage license and supply agreements are non-exclusive in nature and the licensee is able to purchase life’sDHA™ on an “as needed” basis, subject to certain limitations. These non-exclusive arrangements generally include product pricing to the licensee that is higher than the pricing to our licensees that have agreed to use Martek’s life’sDHA™ on an exclusive basis.
In fiscal 2004, we entered into an agreement with DSM Food Specialties’ B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the grant to Martek by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. The agreement with DSM, as amended, also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA for non-human applications, including animal feed products as well as for certain limited human applications. In addition, we and DSM have agreed to contribute our complementary resources to cooperative marketing and joint research and development efforts to expand the applications and fields of use for ARA, with both parties sharing any economic benefits of such efforts. This agreement was amended in 2006 and 2007 as discussed below in “Production.”
In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In January 2007, an amendment to this agreement was executed, whereby we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we made a license payment of $750,000, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by us of such plant-based DHA. During the term of the license, we may be required to pay additional royalties of up to 1.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. The collaboration obligations under the agreement expired in June 2007.
We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2007, we had no material commitments to fund any future development activities under these arrangements. Certain of these agreements also commit us to make payments upon the occurrence of certain milestones and pay royalties upon the sale of certain products resulting from such collaborations.
PRODUCTION
We manufacture oils rich in DHA at our production facilities located in Winchester, Kentucky, and in Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities. Also, upon inspection of the Winchester facility, the National Oceanic and Atmospheric Administration has granted Martek a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring has reduced manufacturing costs and operating expenses, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future expected customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.

Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred, adjusted for current year volume and cost expectations. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As of October 31, 2007, the value of the remaining calendar 2007 and full 2008 minimum purchase requirements are approximately $16 million and $97 million, respectively. The minimum purchase quantities for 2007 and 2008 approximate the amounts expected to be purchased by us in the normal course of business during the respective periods.
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
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales to the infant formula and perinatal market and the food, beverage and dietary supplement market. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a routine basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand, which is inherently uncertain. There can also be no assurance that we will be able to continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, those licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
SOURCES OF SUPPLY
Our raw material suppliers for production of DHA oil include major chemical companies and food and beverage ingredient suppliers. We have identified and validated multiple sources for each of our major ingredients and do not anticipate that the lack of availability of raw materials will cause future production shortages.
RESEARCH AND DEVELOPMENT
Our research and development focus areas include: (i) improving manufacturing processes; (ii) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (iii) developing new food and beverage applications for life’sDHA™; and (iv) developing new products to expand market offerings. We perform research and development at our Columbia, Maryland and Boulder, Colorado facilities as well as at our Winchester, Kentucky facility. Our research and development expenditures in fiscal 2007 included development activity at the Columbia, Maryland lab directed toward improving the quality, sensory properties and stability of our nutritional oils, developing new ingredient forms and applications technology for DHA-enriched food and beverage products, optimizing production characteristics of microalgal strains, investigating the clinical health benefits of DHA and ARA fatty acids, and exploring the biochemical pathways utilized by microalgae to produce DHA. Additional research and development expenses incurred at our Winchester facility were directed towards increasing our DHA production yields, improving our ability to produce ARA, reducing waste and continuing to improve the overall quality of our oils. Research conducted at our lab in Boulder, Colorado is focused on developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds and investigating the feasibility of utilizing our proprietary genes to produce other bioactive compounds with applications in the health and wellness fields. We incurred total research and development expense of approximately $24.9 million, $24.0 million and $19.4 million in fiscal 2007, 2006 and 2005, respectively.

SALES AND MARKETING
Our nutritional oils are marketed and sold primarily to the infant formula, dietary supplement, animal feed and food and beverage industries. Infant formula manufacturers are required to purchase a license from us in order to use our DHA and ARA oils in infant formula. To date, we have entered into license agreements with 28 infant formula manufacturers who represent approximately 70% of the world’s wholesale infant formula market. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula supplemented with our nutritional oils. Due to the success of the supplemented infant formula products, several of our licensees are also selling extension products beyond infant formula, which contain our oils and are targeted to children ages nine months to three years of age. In addition, our customers are currently selling products containing life’sDHA™ targeted to pregnant and nursing women as follows:
•	Mead Johnson Nutritionals’ Expecta™LIPIL®

•	Life Fitness’ Life’s DHA™ Prenatal Multivitamin and DHA (exclusively at CVS/pharmacy and online at CVS.com)

•	British Biologicals’ Pro-PL Protein Supplement

•	Everett Laboratories’ prescription prenatal supplement Vitafol® -OB+DHA

•	Sciele Pharma, Inc.’s prescription prenatal supplement OptiNate™

•	Mission Pharmacal’s prescription prenatal supplement Citracal® Prenatal + DHA and Citracal® Prenatal 90 + DHA

•	Vincent Foods, LLC’s Oh Mama! nutrition bars

•	NutraBella’s Bellybar™ nutrition bars (expanded to entire product line)
Life’sDHA™ is sold as an ingredient to supplement manufacturers and is also a branded supplement sold directly by Martek. Neuromins® is a Martek supplement brand that is distributed and sold nationwide under license by several supplement manufacturers. We are currently marketing food and beverage and animal feed applications to both U.S. and international companies. The following food and beverage products currently contain life’sDHA™ and are co-branded with the life’sDHA™ logo:
•	Gold Circle Farms®’s eggs and liquid eggs (United States and Europe)

•	Priégola’s Simbi + Omega-3 yogurt (Spain)

•	Odwalla, Inc.’s and Soy Smart™ soymilk drinks (United States)

•	Dynamic Confections’ Botticelli Choco-Omeg® line of nutritional bars (Canada)

•	Flora, Inc.’s Udo’s Choice® DHA Oil Blend (United States)

•	Latteria Merano/Milchhof Meran’s Mente Viva™ fortified drinkable yogurt (Italy)

•	Centrale Del Latte Di Brescia’s Sprintissimo™ fortified drinkable yogurt (Italy)

•	Life Science Nutritionals’ Nutri-Kids Nutrition-to-Go™ ready-to-drink milk product (United States and Canada)

•	General Mills’ Yoplait Kids® yogurt and Yoplait Kids yogurt drink (United States)

•	ZenSoy’s Soy on the Go Soymilk (United States)

•	FoodTech International’s Veggie Patch™ All Natural California Veggie Burgers (United States)

•	NuGo Nutrition’s NuGo Organic™ snack bars (United States)

•	Fuji Food Products’ Fujisan sushi products (United States)

•	Parmalat Australia’s Vaalia brand yoghurts for infants, toddlers and adults (Australia)

•	Danone S.A.’s Danonino Petit Genio children’s drinkable yogurt (Spain)

•	Dean Foods Company (including WhiteWave Foods) products:
•	WhiteWave Foods’ Horizon Organic® Milk Plus DHA (United States)

•	WhiteWave Foods’ Silk® Plus Omega-3 DHA Soymilk (United States and Canada)

•	WhiteWave Foods’ Rachel’s® Wickedly Delicious Yogurt (United States)
•	Central Lechera Asturiana’s ABC infant yogurt (Spain)

•	National Foods’ Pura® Kids milk product (Australia)

•	Stremicks Heritage Foods™ Organic Milk Enriched with Omega-3 DHA (United States)

•	Breyers Yogurt Company’s Breyers Smart! Yogurt (United States)

•	Minute Maid® Pomegranate Blueberry Flavored 100% fruit juice blend (United States)

•	Beech-Nut® DHA Plus with life’sDHA™ baby food and cereals (United States)

•	British Biologicals’ Kids-Pro Nutrition Drink (India)

•	Ricos® Cheese Sauce (United States)
We continue to aggressively pursue further penetration of our DHA oils in the food and beverage market. We are in discussions with many companies in the food and beverage market to sell products containing our DHA oils for cognitive function, cardiovascular health and other benefits. In addition, we have recently signed license and supply agreements with several major consumer food products companies that establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the food and beverage market. Management believes that over the next few years, the food and beverage and dietary supplements markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
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
In September 2006, we introduced a new brand name and logo and a new corporate logo and tagline. The purpose of this branding initiative is to support corporate partners in anticipation of product launches by accentuating Martek’s positive public image and increasing public awareness. Our flagship product is called life’sDHA™ and includes the tagline “Healthy brain, eyes, heart” which is designed to be consumer friendly and to communicate the importance of DHA for health throughout life.
COMPETITION
The healthcare and biological sciences industries are characterized by rapidly evolving technology and intense competition. Our competitors include major pharmaceutical, chemical, specialized biotechnology and food and beverage ingredient companies, many of whom have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with our products and technologies. Academic institutions, governmental agencies and other public and private research organizations are also conducting research and development activities that may be competitive with our products. These organizations are seeking patent protection and may commercialize products and technologies on their own or through joint ventures that are competitive with our products and technologies. The existence of products and technologies of which we are not aware, or those that may be developed in the future, may adversely affect the marketability of the products and technologies that we have developed.
Fish oil-based products currently dominate the adult DHA supplement market and certain foods containing fish oils are on the market in various parts of the world. DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil and is used by certain of our licensees and other infant formula manufacturers outside the United States. In addition, in April 2006, the FDA notified the Ross Products Division of Abbott Laboratories that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has the ability to introduce its oils into infant formula in the U.S., under the terms of the agreement executed by Abbott with us in October 2007, Abbott has agreed to purchase its total needs for DHA and ARA from Martek through at least 2011. Furthermore, we are not aware of any plans by any of our other licensees to incorporate this alternative DHA and ARA blend into their infant formulas. The GRAS notification, however, removes a significant regulatory hurdle to the introduction of competitive products in the U.S. Fish oil is generally less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line.
Although fish oil is generally a lower cost product relative to our DHA, it has odor, stability and taste characteristics and potentially certain toxins that may limit its usefulness in food and beverage products. Several companies, including BASF AG, DSM and Ocean Nutrition, and a number of other companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
We continue to work to reduce the costs of our products and to improve the sensory and stability characteristics to make it easier for our customers to incorporate our products into their products. We have also continued to refine our manufacturing processes in order to produce high levels of DHA and thereby reducing our DHA unit costs. These improvements and changes make our DHA more cost competitive with certain microencapsulated fish oils, on a price per DHA unit basis, but not on a total omega-3 basis due to the presence of large quantities of EPA and other non-DHA omega-3 fatty acids in fish oil.
Published reports have cited a number of fish oils as containing chemical toxins not present in our oils. In addition, we believe the combination of low-EPA fish oil with a microbial source of ARA for use in infant formula would likely infringe upon our patent position in several countries.
Reliant Pharmaceuticals, which as recently announced will be acquired by GlaxoSmithKline, is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical applications using omega-3 fatty acids may be expected.
We believe that our nutritional oils have the following advantages over fish oil and other currently available sources of DHA and ARA for use in infant formula, as food and beverage ingredients, or as dietary supplements:
•	our oils do not have the impurities that may limit the usefulness of DHA derived from unencapsulated fish oil;

•	our oils, in general, are easier to formulate in food and beverage products;

•	our oils can be blended in a variety of mixtures in precise ratios for specific applications, whereas the composition of fish oils may vary;

•	each of our oils used in infant formula is comprised of a fatty acid blend that does not contain certain other fatty acids in significant quantities such as eicosapentaenoic acid (“EPA”), which may not be appropriate for consumption by infants.

•	our oils do not contain substances found in certain fish and fish oils such as methylmercury, polychlorinated biphenyls (“PCBs”), dioxins and other toxic contaminants;

•	our oils have a higher oxidative stability and longer shelf life than fish oil and are, therefore, more amenable to the spray drying process required for powdered formula;

•	our oils are not produced from animal sources and, therefore, should be more desirable for use in food and beverage products as the available market does not exclude consumers who require a vegetable-sourced DHA, unlike fish oil;

•	our oils are produced from renewable, sustainable natural resources, unlike fish oil;

•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in breast milk, but different from the phospholipid form found in egg yolk lipids; and

•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.
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
In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and China, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent. A hearing in the German case was held in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in early 2009. These lawsuits are further described in Item 3. “Legal Proceedings” of Part I of this Form 10-K.
There may be other competitive sources of DHA and ARA of which we are not aware. The fact that many of the companies mentioned above are larger, more experienced and better capitalized than Martek raises the significant risk that these companies may be able to use their resources to develop less costly sources of DHA and ARA than our current technology permits.
Our competitive position will also depend on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain and maintain patent protection and secure adequate capital resources.
PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY
We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending and use of certain DHA and/ or ARA oils in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA under certain specified conditions and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising an edible DHA-containing oil with certain specified characteristics. In 1996, we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and dietary supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent makes it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils in the U.S. without violating our patents. A U.S. patent was granted in 1997, which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998, a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils.

We also own patents and applications that cover certain algal fermentation processes, lipid extraction/purification, genomic-based approaches to lipid production, arachidonic acid production and use, animal feeding protocols, and food and beverage applications for PUFAs, as a result of the OmegaTech purchase in 2002. From 1992 to 2007, eight U.S. patents were issued to us covering the use of algae in the production of omega-3 PUFAs (e.g. DHA-S), and the use of such PUFAs in such products as human foods and beverages, animal feed, aquaculture and the resulting supplemented meat, seafood, milk and eggs. Additional patent applications directed to this technology are still pending. From 1994 to 2007, eleven U.S. patents were issued covering the fermentation of microorganisms in low chloride fermentation medium. Small microorganisms, the use of such microorganisms in aquaculture, and the resulting products are also claimed. Additional patent applications covering this technology are still pending. Other U.S. patents have been issued and a number of patents are pending worldwide.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2008 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. Martek has been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire between 2008 and 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2008 and 2021. In addition, Martek has several pending patents related to DHA, including products and processes, which could offer longer term protection but with uncertain commercial value at this time. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 300 issued patents and over 400 pending patent applications worldwide. There can be no assurance that:
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
Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European, United States and Asian patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our patent rights on our products therefore might conflict with the patent rights of others, whether existing now or in the future. Similarly, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling the affected products.
It is our corporate policy to vigorously protect our substantial investment in the research and development of our products and to continue to enforce our patent and other intellectual property rights against third parties who engage in the unauthorized manufacture, sale, or use of our technology.
We currently have several challenges to our European patents covering our DHA and ARA oils and these challenges, as well as our lawsuit against others for infringement of our patents, are described in Item 3. “Legal Proceedings “ of Part I of this Form 10-K. Total patent litigation expenditures were approximately $2.3 million and $7.4 million in fiscal 2007 and 2006, respectively, of which approximately $1.4 million and $6.7 million related to our successful patent infringement litigation against Lonza and Nutrinova.
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
In May 2001, the FDA completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first product introduction in February 2002, supplemented infant formulas manufactured by six of our licensees, Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America, have been sold in the United States.
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
In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a novel food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil as a novel food ingredient in certain foods in the European Community. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. In October 2006, Health Canada approved per serving levels of Martek’s DHA of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient. In June 2007, we received approval for the use of our DHA-S oil in food and beverages in Mexico. In August 2007, the Ministry of Health in China authorized the use of our life’sDHA™ as a novel food ingredient. This new designation will permit the immediate use of life’sDHA™ in foods, beverages and supplements in China for persons older than twelve months. This initial approval by the Ministry of Health is part of the regulatory process applicable to Chinese novel foods and continues through August 2009. We may then apply for a final novel food certificate.
Other products derived from microalgae and other organisms may be subject to potential regulation by FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that we or our licensees or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket authorizations or that the FDA ultimately would authorize the marketing of such products on a timely basis, if at all.
For potential pharmaceutical uses of products derived from microalgae and other organisms, there can be no assurance that required clinical testing will be completed successfully within any specified time period, if at all, with respect to our products. Additionally, there is no assurance that we or our licensees or collaborators will be able to develop the extensive data needed to establish the safety and efficacy of these products for approval for drug uses, or that such drug products will not be subject to regulation as biological products or as controlled substances, which would affect marketing and other requirements.
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
In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) regulations as required by the FDA. GMP regulations specify component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. The GMP requirements for foods and beverages, infant formulas, drugs and medical devices vary widely. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and in foods and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant dietary supplement, food and beverage and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

As large scale manufacturing facilities, our plants in Winchester, Kentucky and Kingstree, South Carolina are required to abide by applicable federal and state environmental and safety laws, including regulations established by the Environmental Protection Agency (“U.S. EPA”) and the Occupational Safety and Health Administration (“OSHA”) and similar state agencies. In addition, our solvent extraction processes include the use of hexane, which is extremely flammable and subject to emission requirements. If we fail to abide by these laws we could receive fines, or if the violations were serious enough, our operations could be shut down or restricted until the problems are fixed. Such penalties could have a material adverse effect on our ability to manufacture our nutritional oils, and our financial results could be negatively impacted. While the costs of our compliance with environmental laws and regulations cannot be predicted with certainty, such costs are not expected to have a material adverse effect on our earnings or financial or competitive position. See Item 3. “Legal Proceedings” of Part I of this Form 10-K for further discussion.
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
EMPLOYEES
As of October 31, 2007, we had 515 full-time employees, one of whom is an M.D. and 39 of whom have Ph.D.s. Approximately 118 employees are engaged in research and development activities, 240 are engaged in production or production development related activities and 157 are in administrative, business development and sales and marketing positions. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Steve Dubin	54	Chief Executive Officer and Director
David M. Abramson	54	President
Peter L. Buzy	48	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
Barney B. Easterling	62	Senior Vice President, Manufacturing
Tim Fealey, Ph.D.	63	Senior Vice President and Chief Innovation Officer
David M. Feitel	44	Senior Vice President and General Counsel
Peter A. Nitze	49	Chief Operating Officer and Executive Vice President
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
Mr. Easterling joined Martek in 2003 in connection with Martek’s acquisition of FermPro Manufacturing, LP (“FermPro”). With the acquisition, he was named Vice President of Manufacturing of Martek, and in March 2004, he was elected to the position of Senior Vice President of Manufacturing. From 1994 to 2003, Mr. Easterling served as President and CEO of FermPro, a provider of contract fermentation services. From 1980 to 1994, Mr. Easterling served in various management capacities for Gist-Brocades. He received a B.S. in premedicine from Clemson University.
Dr. Fealey joined Martek in 2007 as Senior Vice President and Chief Innovation Officer. Dr. Fealey has an extensive background in the consumer packaged goods industry in research and product development and in general management. Prior to joining Martek, Dr. Fealey served as Vice President of Corporate Research and Development at The Coca-Cola Company since 2001 where he led the creation of that company’s strategic technology platforms to support newly established global growth objectives. From 1972 to 2001, Dr. Fealey worked for The Procter and Gamble Company where most recently he served as Vice President of Worldwide Strategic Planning, Foods and Beverages. He also held other major domestic and international Procter and Gamble business development and research and development positions. Dr. Fealey attended the University of Hull, in England, where he received his BSc degree in Chemistry, Physics, and Applied Mathematics. He received his Ph.D. in Inorganic-Physical Chemistry from Georgetown University, Washington, D.C., and his MBA from the University of Chicago. Dr. Fealey served as a Visiting Professor of Operations and Production Management for the undergraduate and MBA programs of Indiana State University School of Business during the 2001-2002 academic year. He is the author or co-author of a number of publications based on his research during his tenure as a professor.
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
Financial information prepared in accordance with U.S. generally accepted accounting principles, including information about revenues from customers, measures of profit and loss, total assets, financial information regarding geographic areas and export sales, can be found in our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data,“of this Annual Report on Form 10-K.

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
We rely on a substantial portion of our product sales to four of our existing customers. Approximately 80% of our product sales revenue during the year ended October 31, 2007 was generated by sales of DHA and ARA to four customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
Our major customers are part of either the pharmaceutical or food and beverage industries. Mergers and acquisitions are prevalent in both industries. If one of our major customers or divisions thereof are acquired, as there are no minimum purchase requirements in our license agreements with them, there is no guarantee that the acquirer will continue purchasing our oils at current levels or continue selling infant formula at all. An acquisition of one of our major customers could have a material effect on future revenues.
Our major customers also employ differing strategies with respect to the timing of their inventory and raw material purchases. To the extent that these strategies change (i.e., further advancements to a “just-in-time” procurement process), our revenues in the quarter of such change could be materially affected by this modification in customer ordering patterns. In addition, our major customers use varying inclusion levels of DHA and ARA in their infant formulas. If significant changes in their market shares occur, we could experience material changes in our infant formula revenues.
We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our products. If we are unable to maintain a competitive differentiation from these products, our revenues may be adversely affected.
Our continued success and growth depends upon achieving and maintaining a superior competitive position in the infant formula, supplement and food and beverage product markets. Many potential competitors, which include companies such as BASF AG, DSM, Cargill Inc., Suntory Limited, Archer Daniels Midland Company, Lonza Group LTD, Nagase & Co. Ltd. and Ocean Nutrition, have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and/or ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, our patents expire, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
In addition to the Lonza and Nutrinova matters described below, we are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2011, and while we are not aware of any plans by our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S.

•	Reliant Pharmaceuticals, which as recently announced will be acquired by GlaxoSmithKline, is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and China, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. These lawsuits are further described below in the risk factor regarding patent protection and in Item 3. “Legal Proceedings” of Part I of this Form 10-K.

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies may be developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2008 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire between 2008 and 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2008 and 2021. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 300 issued patents and over 400 pending patent applications worldwide.
There can be no assurance that (i) any patent applications filed by, assigned to or licensed to us will be granted; (ii) we will develop additional products that are patentable; (iii) any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions; (iv) any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or (v) issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable. Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European, United States and Asian patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our patent rights on our products therefore might conflict with the patent rights of others, whether existing now or in the future. Similarly, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease selling the affected products.
In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it. In other competitive markets, we may be unable to maintain (through patent expiration or otherwise) the patent protection for our nutritional oils currently afforded to us. A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for these oils and may have a material adverse effect on our results of operations, particularly future sales of our nutritional oils and future license fees related to sales of infant formula containing these oils. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula or food and beverage licensees or those which may be under license in the future may choose ingredients from these competitors if they choose to include the ingredients at all. Furthermore, even if our licensees continue to use our oils, direct competition could force us to reduce the price of our products, which could materially affect future revenues and product margins.
A number of other competitors have challenged our patents, particularly in Europe:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is expected to be completed in late 2008 or early 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. The newly granted divisional patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. In light of this newly granted divisional patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent will no longer be in force and effect.
•	With respect to our blended oil (blend of DHA and ARA oils for use in various applications, including infant formula) patent issued by the EPO, BASF AG and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. In November 2004, the Opposition Division of the EPO revoked Martek’s European blended oil patent as a result of these challenges. We immediately filed an appeal and during the hearing before the Appeal Board of the EPO in February 2007, Martek decided to withdraw its appeal. As a result, the patent was revoked. Martek is pursuing protection for its blended oil technology in Europe through related pending patent applications.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. In the event of an appeal, the review process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is expected to be completed in late 2008 or early 2009.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent.

•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in early 2009.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The patent will remain in full force and effect during the pendency of the appeal.

•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed in April 2007. The patent will remain in full force and effect during the pendency of the appeal process.

•	There are additional intellectual property oppositions pending against Martek that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products, which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of October 31, 2007, the net book value of our patent assets totaled $16.6 million, which includes approximately $8.4 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a remaining period of approximately 5 years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.

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
If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and consumers do not purchase such products, our sales to the food and beverage market will be limited.
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage market. To this end, we have signed license and supply agreements with several consumer food and beverage products companies. Our success in penetrating this market, however, is dependent upon these food and beverage customers introducing products that contain our nutritional oils into the marketplace and is further dependent upon the end consumer purchasing such products. Although some of our customers have launched food or beverage products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions. If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage market would be limited.
Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage market.
Due to the sensitivity of our oils to oxidation, it is possible that the sensory elements of such oils may vary over time. While we believe that the food and beverage market could be a large market for DHA supplementation with our DHA-S oil, the potential in this market would be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, such as cereals and certain types of nutritional bars for which DHA supplementation has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production and distribution processes, including the packaging, storage and handling of such products. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation, production and distribution issues over which we have little or no control.
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
Some of our customers have obtained organic certification from USDA-accredited certifying agents and have received authorization to use the USDA’s organic seal on certain products that contain our oils. In some instances, such products have been further reviewed and the authorization to use Martek’s oils has been explicitly ratified by the USDA. Because the NOP regulations are subject to change and interpretation, there can be no guarantee that our oils will be acceptable for use in all organic products. Organic food sales accounted for approximately 3% of the total U.S. food sales in 2006; however, we believe that interest from food manufacturers in producing and selling organic products is expanding. If our oils are ineligible for inclusion in some products that bear the USDA organic seal, our sales opportunity in the food and beverage market may be adversely impacted.
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

If we are unable to gain broad regulatory approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
To date, our DHA-S oil has received regulatory approval for inclusion in foods and beverages, with certain country-specific limitations, in Australia, New Zealand, the European Community, the United States, Canada, Mexico and China.
With respect to approvals in Europe, this novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. We have been working to extend approval in Europe into additional food categories but thus far, we have been unsuccessful. We will continue efforts to extend food categories to which DHA-S oil can be added in Europe, but our ability to succeed in this regard is uncertain. In other parts of the world, laws and regulations with respect to the addition of our oils into foods and beverages are diverse and our ability to gain the necessary regulatory approvals is unclear. If we are unable to gain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
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
In November 2007, the FDA issued a proposed rule that would prohibit the nutrient content claims for DHA and EPA that had been authorized in three previously submitted Food and Drug Administration Modernization Act (FDAMA) notifications. FDA is proposing to prohibit the DHA and EPA nutrient content claims because the agency does not believe they are based on an authoritative statement. The FDA specifically acknowledged that it did not conduct an independent review of the scientific evidence when evaluating these nutrient content claims. We intend to submit comments in opposition to this proposed rule and it is unclear when the FDA will issue a final rule. In the event the proposed rule becomes final, the potential health benefits of consuming DHA and EPA still may be communicated through the use of a qualified health claim and/or structure/function claims that are made consistent with applicable FDA requirements and/or quantitative claims. Nonetheless, our penetration of the food and beverage market may be limited if this proposed rule is implemented.
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
As we and our major suppliers increase our production, we may encounter many risks associated with our commercial manufacturing such as:
•	we may experience problems processing, handling and shipping the higher quantities of oil produced from our expanded facilities;

•	the costs of expanding, operating and maintaining our production facilities may exceed our expectations;

•	product defects may result;

•	lower than anticipated fermentation success rates may result;

•	lower downstream processing yields may result;

•	environmental and safety problems may result from our production process; and

•	regulatory issues relating to the scale-up and operations regarding our production processes may arise.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. As of October 31, 2007, the Company had $71.8 million of production assets that are currently idle and are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
Failure to effectively manage our growth could disrupt our operations and prevent us from generating the revenues and gross profit margins we expect.
In response to current and expected demand for our nutritional oils, we have expanded our production capabilities to meet such demand and to ensure the existence of dual-plant manufacturing redundancy. To manage our growth successfully we must implement, constantly improve and effectively utilize our operational and financial systems while expanding our production capacity and workforce. We must also maintain and strengthen the breadth and depth of our current strategic relationships while developing new relationships. Our existing or planned operational and financial systems may not be sufficient to support our growth; we may not successfully control production costs and maintain current and anticipated gross profit levels; and our management may not be able to effectively identify, manage and exploit existing and emerging market opportunities. If we do not adequately manage our growth, our business and future revenues will suffer.
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
Our continued success in the infant formula industry depends on sustained acceptance of our nutritional oils as necessary or beneficial ingredients in infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Some experts also believe that infant formulas without our oils or with greatly reduced levels are sufficient as infants can convert precursor fats into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas supplemented with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, if clinical studies do not continue to yield positive results, our future revenues in the infant formula market may be limited.
Furthermore, a failure by one or more regulatory authorities to enact guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products or the issuance of regulatory guidelines that establish targeted levels of DHA and/or ARA in infant formula that are lower than levels currently being used could result in lower-potency formula products in specific affected countries, which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula that permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries. While the Codex Alimentarius Commission, the European Union and Australia/ New Zealand all have regulations permitting the optional addition of DHA and ARA in infant formula, there are no existing regulations in any country requiring the addition of DHA and ARA.
Food Standards Australia New Zealand (“FSANZ”) received an Application from the Infant Formula Manufacturers Association of Australia and the New Zealand Infant Formula Marketer’s Association seeking to amend the regulations for infant and follow-on formula. The Applicants initially requested the removal of the requirement for formula to contain long-chain omega-6 fatty acids and omega-3 fatty acids in a ratio of approximately two to one when these products are added to formula. Subsequent to an Initial Assessment by FSANZ, the Applicants modified their original Application so that it now seeks an amendment to require an omega-6 to omega-3 LCPUFA ratio that is not less than one to one. On May 23, 2007, FSANZ issued a Draft Assessment Report proposing that the preferred approach to amend the regulations would be to require an omega-6 to omega-3 LCPFUA ratio that is not less than one to one, should LCPUFAs be added to infant formula.
Our opportunity in the U.S. infant formula market may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program or if the eligibility requirements for participating in the program are made more restrictive or if the amount of infant formula offered to participants is reduced.
We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infant and Children (“WIC”)-funded sales. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Currently, WIC programs in 50 states and the District of Columbia offer term and certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive, or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited. Further, in December 2007, the USDA, the federal agency which governs WIC, issued an interim final rule which included a reduction in the amount of infant formula to be offered through WIC. State WIC agencies have until August 2009 to implement this change and the USDA is accepting comments on this interim final rule through February 2010. If there is a permanent reduction in the amount of infant formula offered through WIC, then our future infant formula revenues could be materially affected.
Our business would be harmed if we fail to comply with applicable good manufacturing practices as required by the FDA.
In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) regulations as required by the FDA. GMP regulations specify component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and in food and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.
Our manufacturing process involves the handling of hazardous materials and emission of regulated pollutants. If we fail to properly handle these hazardous materials and/ or emissions, substantial costs and harm to our business could result.
In connection with our research and development and manufacturing activities, we utilize some hazardous materials and emit regulated pollutants. We are subject to federal, state and local laws and regulations governing the use, storage, handling, discharge, management and disposal of hazardous materials and the emission of regulated pollutants. The cost of compliance with these laws and regulations could be significant, and our ability to comply with certain emission requirements is somewhat dependent upon raw materials produced by others, over whom we have little or no control. Moreover, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private party action if our hazardous materials or waste products are used, stored, handled, emitted or otherwise managed in violation of law or any permit. In addition, we could be subject to liability if hazardous materials or waste are released into the environment. A substantial fine, penalty or judgment, the payment of significant environmental remediation costs or natural resource damages or property or personal injury damages, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand for our nutritional oils.
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
Our business exposes us to potential product liability claims and recalls, which could adversely impact our financial condition and performance.
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
As of October 31, 2007, we had approximately $21.6 million in cash, cash equivalents and short-term investments as well as $135 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending October 31, 2007, our common stock traded between $31.00 and $19.64 per share. During the fifty-two week period ending October 31, 2006, our common stock traded between $37.22 and $20.15 per share. The following are examples of items that may significantly impact the market price for our common stock:
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
The market liquidity for our stock is relatively low. As of October 31, 2007, we had 32,335,622 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending October 31, 2007 was approximately 500,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of October 31, 2007, we had 32,335,622 shares of common stock and approximately 300,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 3.1 million shares of common stock. Of these options, approximately 2.9 million were exercisable at December 20, 2007, and approximately 1.3 million had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates beginning in 2008 through 2012. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.

Changes in foreign currency exchange rates or interest rates could reduce profitability.
A portion of the ARA we buy from DSM is denominated in euros. We expect that for fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 3.4 million euros at October 31, 2007. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.
We are a defendant in a putative class action lawsuit which, if determined adversely, could have a material adverse effect on us.
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
In December 2007, we announced that we had entered into a tentative settlement of all claims in the class action litigation. If approved by the court, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement of the class action will result in a cash payment to the settlement fund of $6 million, all of which will be paid for out of the proceeds of the Company’s insurance policies. The parties have filed a motion in the federal court asking for approval of the proposed settlement. No assurances can be given that the settlement ultimately will be approved.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We lease an aggregate of approximately 69,000 square feet of laboratory, technical and administrative space in Columbia, Maryland. Our leases expire in January 2011.
We also lease an aggregate of approximately 19,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2008.
We own a fermentation and oil processing facility in Winchester, Kentucky where we can produce our nutritional oils. The facility is located on 35 acres with buildings occupying approximately 130,000 square feet holding multiple fermentation vessels totaling 1.2 million liters of capacity.
We also own a fermentation and oil processing facility in Kingstree, South Carolina where we produce our nutritional oils and provide contract manufacturing services. The facility is located on more than 500 acres with buildings occupying approximately 419,000 square feet and holding multiple fermentation vessels totaling 2.8 million liters of capacity. The large majority of the fermentation capacity is intended for the production of DHA and ARA with the remainder used for contract manufacturing.

ITEM 3. LEGAL PROCEEDINGS.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is expected to be completed in late 2008 or early 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.
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
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. In the event of an appeal, the review process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.
An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is expected to be completed in late 2008 or early 2009.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent.
We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in early 2009.
With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek has appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The patent will remain in full force and effect during the pendency of the appeal.
Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed in April 2007. The patent will remain in full force and effect during the pendency of the appeal process.
There are additional intellectual property oppositions pending against Martek that are not considered material.

On October 18, 2004, we filed a Declaratory Judgment Complaint in the United States Court for the District of Maryland against Robert Zuccaro, as stockholder representative of the former security holders of OmegaTech, Inc. related to whether certain milestones under the Agreement and Plan of Merger by which we acquired OmegaTech had been achieved. In October 2007, we entered into a settlement with the former OmegaTech stockholders regarding the disputed contingent consideration associated with these milestones. In connection with the settlement, we issued 340,946 shares of Martek common stock to the former OmegaTech stockholders in December 2007. As consideration for this payment, the litigation has been dismissed and Martek has received a full release and discharge from any and all present and future claims by the former stockholders. The settlement eliminates the potential for any additional shares to be issued to the former OmegaTech stockholders.
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
In December 2007, Martek announced that it had entered into a tentative settlement of all claims in the class action litigation. If approved by the court, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement of the class action will include a cash payment to the settlement fund of $6 million, all of which will be paid from the proceeds of the company’s insurance policies. The settlement will require final approval from the court before it becomes effective. No assurances can be given that the settlement ultimately will be approved.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MATK. As of December 20, 2007, there were approximately 291 holders of record of the Company’s common stock. The price of the Company’s common stock was $29.35 on December 20, 2007. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividend in the foreseeable future. Dividend payments are restricted under the Company’s Amended and Restated Loan and Security Agreement dated September 30, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company’s common stock as reported by NASDAQ:
Sales Price Range of Common Stock

Fiscal 2006	High	Low
November 1, 2005 — January 31, 2006	$32.00	$23.14
February 1, 2006 — April 30, 2006	$37.22	$27.56
May 1, 2006 — July 31, 2006	$30.75	$21.70
August 1, 2006 — October 31, 2006	$30.84	$20.15

Fiscal 2007	High	Low
November 1, 2006 — January 31, 2007	$26.83	$22.45
February 1, 2007 — April 30, 2007	$24.43	$19.64
May 1, 2007 — July 31, 2007	$28.10	$19.76
August 1, 2007 — October 31, 2007	$31.00	$24.33
No repurchases of common stock took place during fiscal 2007.

Performance Graph
The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index, for the period beginning October 31, 2002 and ending October 31, 2007. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, respectively. Total return assumes reinvestment of dividends; the Company has paid no dividends on its common stock. Historical price performance should not be relied upon as indicative of future stock performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Martek Biosciences Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*    $100 invested on 10/31/02 in stock or index-including reinvestment of dividends.
  Fiscal year ending October 31.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data set forth below with respect to the Company’s consolidated statements of income for each of the years in the three-year period ended October 31, 2007 and with respect to the consolidated balance sheets as of October 31, 2007 and 2006 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for each of the years in the two-year period ended October 31, 2004 and the balance sheet data at October 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this Form 10-K.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Year ended October 31,
In thousands, except per share data	2007	2006	2005	2004	2003

Consolidated Statements of Operations Data
Revenues:
Product sales	$292,549	$255,838	$203,765	$170,565	$112,298
Contract manufacturing sales	14,264	14,816	14,087	13,928	2,439

Total revenues	306,813	270,654	217,852	184,493	114,737

Cost of revenues:
Cost of product sales, including idle capacity costs	179,367	158,600	120,865	103,423	66,347
Cost of contract manufacturing sales	13,952	14,676	12,516	11,570	2,192

Total cost of revenues	193,319	173,276	133,381	114,993	68,539

Gross margin	113,494	97,378	84,471	69,500	46,198

Operating expenses:
Research and development	24,853	24,044	19,415	17,794	13,055
Selling, general and administrative	44,855	39,597	31,968	24,739	15,394
Amortization of intangible assets	6,558	2,796	2,489	1,867	980
Restructuring charge	853	4,729	—	—	(250)
Other operating expenses	1,614	1,158	7,654	4,000	1,943

Total operating expenses	78,733	72,324	61,526	48,400	31,122

Income from operations	34,761	25,054	22,945	21,100	15,076
Interest and other income (expense), net	(1,089)	(1,528)	1,125	772	916

Income before income tax provision (benefit)	33,672	23,526	24,070	21,872	15,992
Income tax provision (benefit)	1,659	8,588	8,786	(25,176)	—

Net income	$32,013	$14,938	$15,284	$47,048	$15,992

Net income per share, basic	$0.99	$0.47	$0.49	$1.62	$0.63
Net income per share, diluted	$0.98	$0.46	$0.48	$1.55	$0.58

Shares used in computing basic earnings per share	32,336	32,113	31,164	29,033	25,510
Shares used in computing diluted earnings per share	32,593	32,343	32,032	30,386	27,417

	October 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheets and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$21,648	$26,828	$33,347	$42,650	$96,971
Working capital	149,345	128,488	124,208	68,195	106,218
Total assets	596,695	597,973	578,485	501,398	295,523
Long-term debt, notes payable and other long-term obligations	9,310	46,277	66,115	97,175	10,441
Long-term portion of deferred revenue	9,517	9,335	8,959	9,140	8,992
Accumulated deficit	(2,285)	(34,298)	(49,236)	(64,520)	(111,568)
Total stockholders’ equity	531,727	492,575	469,205	346,164	243,964
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, gross margin, operating cash flow and overall profitability;

•	expectations regarding product introductions and growth in nutritional product sales;

•	expectations regarding potential collaborations and acquisitions;

•	expectations regarding demand for products with our nutritional oils;

•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding future agreements with, and revenues from, companies in the food and beverage, perinatal and nutritional supplement markets;

•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;

•	expectations regarding competitive products;

•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchase volumes and costs of third-party manufactured oils;

•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding the amount of inventory held by us or our customers;

•	expectations regarding production capacity utilization and the effects of excess production capacity;

•	expectations regarding future selling, general and administrative and research and development costs;

•	expectations regarding future capital expenditures;

•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils;

•	expectations regarding possibly significant expenses to defend putative securities class action lawsuits alleging false and material misstatements and omissions of material facts concerning our business and prospects; and

•	expectations regarding our ability to maintain and protect our intellectual property.
Forward-looking statements include those statements containing words such as the following:
•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.
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
GENERAL
Martek was founded in 1985. We are a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. We produce life’sDHA™, a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, perinatal products, foods and beverages and dietary supplements, and life’sARA™, a vegetarian source of the omega-6 fatty acid ARA (arachidonic acid), for use in infant formula. We sell oils containing these fatty acids as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease, dementia and increased cardiovascular problems. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.
In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996 we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 2001, the FDA completed a favorable review of our generally recognized as safe notification for the use of our DHA and ARA oil blend in specified ratios in infant formula. We have entered into license agreements with 28 infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Royal Numico, each of whom is selling infant formula supplemented with our nutritional oils. Our licensees are now selling infant formula products containing our oils collectively in over 70 countries. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to three years, as well as pregnant and nursing women.
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage market. We are in discussions with many companies in the food and beverage market to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. In addition, we have recently signed license and supply agreements with several major consumer food products companies that establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the food and beverage market. Management believes that over the next few years, the food and beverage and dietary supplements markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
We have received authorization from the Ministry of Health in China (subject to certain conditions) and the Australia New Zealand Food Authority for the use of DHA-S oil in all foods and authorization from the European Commission for the use of our DHA-S oil as a novel food ingredient. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. We have also received a favorable review by the FDA of our GRAS notification for the use of DHA-S in food and beverage applications in the U.S. and have received similar approvals in Canada.
During the past several years, new products were launched that contained life’sDHA™, including the following:
Food and Beverage Products
•	PBM Products’ beverage containing life’sDHA™ that is formulated for diabetics and people with atypical glucose tolerance (United States)

•	GlaxoSmithKline’s Junior Horlicks powdered drink mix (India); GlaxoSmithKline had previously launched an adult DHA beverage

•	Gold Circle Farms®’s eggs and liquid eggs (United States and Europe)

•	Priégola’s Simbi + Omega-3 yogurt (Spain)

•	Odwalla, Inc.’s and Soy Smart™ soymilk drinks (United States)

•	Dynamic Confections’ Botticelli Choco-Omeg® line of nutritional bars (Canada)

•	Flora, Inc.’s Udo’s Choice® DHA Oil Blend (United States)

•	Latteria Merano/Milchhof Meran’s Mente Viva™ fortified drinkable yogurt (Italy)

•	Centrale Del Latte Di Brescia’s Sprintissimo™ fortified drinkable yogurt (Italy)

•	Life Science Nutritionals’ Nutri-Kids Nutrition-to-Go™ ready-to-drink milk product (United States and Canada)

•	General Mills’ Yoplait Kids® yogurt and Yoplait Kids yogurt drink (United States)

•	ZenSoy’s Soy on the Go Soymilk (United States)

•	FoodTech International’s Veggie Patch™ All Natural California Veggie Burgers (United States)

•	NuGo Nutrition’s NuGo Organic™ snack bars (United States)

•	Fuji Food Products’ Fujisan sushi products (United States)

•	Parmalat Australia’s Vaalia brand yoghurts for infants, toddlers and adults (Australia)

•	Danone S.A.’s Danonino Petit Genio children’s drinkable yogurt (Spain)

•	Dean Foods Company (including WhiteWave Foods) products:
•	WhiteWave Foods’ Horizon Organic® Milk Plus DHA (United States)

•	WhiteWave Foods’ Silk® Plus Omega-3 DHA Soymilk (United States and Canada)

•	WhiteWave Foods’ Rachel’s® Wickedly Delicious Yogurt (United States)
•	Central Lechera Asturiana’s ABC infant yogurt (Spain)

•	National Foods’ Pura® Kids milk product (Australia)

•	Stremicks Heritage Foods™ Organic Milk Enriched with Omega-3 DHA(United States)

•	Breyers Yogurt Company’s Breyers Smart! Yogurt (United States)

•	Minute Maid® Pomegranate Blueberry Flavored 100% fruit juice blend (United States)

•	Beech-Nut® DHA Plus with life’sDHA™ baby food and cereals (United States)

•	British Biologicals’ Kids-Pro Nutrition Drink (India)

•	Ricos® Cheese Sauce (United States)

Pregnancy and Nursing Products
•	Mead Johnson Nutritionals’ Expecta™ LIPIL® (United States)

•	Sciele Pharma, Inc.’s prescription prenatal supplement OptiNate™ (United States)

•	Mission Pharmacal’s prescription prenatal supplements:
•	Citracal® Prenatal + DHA (United States)

•	Citracal® Prenatal 90 + DHA (United States)
•	Vincent Foods, LLC’s Oh Mama! nutrition bars (United States)

•	NutraBella’s Bellybar™ nutrition bars (United States)

•	Everett Laboratories’ prescription prenatal supplement Vitafol® -OB+DHA (United States)

•	Life Fitness’ Life’s DHA™ Prenatal Multivitamin and DHA (United States, exclusively at CVS/pharmacy and online at CVS.com)

•	British Biologicals’ Pro-PL Protein Supplement (India)
For the years ended October 31, 2007, 2006 and 2005, we recognized approximately $32.0 million, $14.9 million and $15.3 million of net income, respectively, and as of October 31, 2007, our accumulated deficit was approximately $2.3 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of international infant formula market introductions by our customers;

•	the timing of our customers’ ordering patterns;

•	the timing and extent of stocking and destocking of inventory by our customers;

•	the timing and extent of our customers’ production campaigns and plant maintenance shutdowns;

•	the timing and extent of introductions of DHA into various child and/or adult applications and the marketplace success of such applications;

•	the continued acceptance, and extent thereof, of products containing our oils under WIC programs in the U.S.;

•	the continued acceptance of these products by consumers and continued demand by our customers;

•	the ability of our customers to incorporate our oils into various foods and beverages;

•	our ability to protect against competitive products through our patents;

•	competition from alternative sources of DHA and ARA; and

•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
MANAGEMENT OUTLOOK
At present, we estimate that infant formula supplemented with our oils has penetrated approximately 95% of the U.S. infant formula market. As such, our revenue growth in the U.S. infant formula market is slowing. International demand for supplemented formulas, however, is increasing, particularly in Asian markets, which should drive higher revenues for Martek. We currently have exclusive, multi-year supply agreements with customers representing approximately 60% of our total product sales and we are in negotiations with other licensees in an effort to increase this percentage.
With respect to the food and beverage market, over the next several quarters, we anticipate more announcements of supply agreements with food companies that will position us for increased future sales of our oils in this market. We also expect additional launches of products containing life’sDHA™ and increased sales in fiscal 2008 of our oils to food, beverage and supplement customers for products promoting cognitive function and cardiovascular health. Management believes that over the next few years, non- infant formula sales will continue to expand and could ultimately represent a larger opportunity than infant formula.
Our gross margin improved in each quarter of fiscal 2007 largely due to improved pricing on ARA purchases and enhancements in our production of DHA, both of which have resulted in lower cost. We believe that this positive trend will continue in fiscal 2008 and expect gross margin to increase gradually throughout fiscal 2008, reaching 41% to 43% by the fourth quarter of 2008 as further DHA production enhancements are implemented.
On an overall basis, for fiscal 2008, we anticipate growing both revenues and profitability over 2007, with profitability growing at a faster rate than revenues primarily due to continued improvements in gross profit margins as noted above. Furthermore, we anticipate significant increases in our cash flow from operations, which in fiscal 2007 generated $46 million.
Although we expect the annual growth noted above, we are likely to experience quarter-to-quarter fluctuations in both infant formula and non-infant formula nutritional revenues due primarily to variability in customer ordering patterns and the timing of product launches.

PRODUCTION
We manufacture oils rich in DHA at our production facilities located in Winchester, Kentucky and Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities. Also, upon inspection of the Winchester facility, the National Oceanic and Atmospheric Administration has granted Martek a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring has reduced costs and operating expenses, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months as required by customer demand.
Our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes.
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As of October 31, 2007, the value of the remaining calendar 2007 and full 2008 minimum purchase requirements are approximately $16 million and $97 million, respectively. The minimum purchase quantities for 2007 and 2008 approximate the amounts expected to be purchased by us in the normal course of business during the respective periods.
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
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a routine basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand, which is inherently uncertain. There can also be no assurance that we will be able to continue to comply with applicable regulatory requirements, including GMP requirements. Under the terms of several of our infant formula licenses, those licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
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
Valuation of Long-lived Assets We review our long-lived assets, including fixed assets and certain identified intangibles, for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. As of October 31, 2007, these long-lived assets had a total net book value of $363.8 million. Included in these long-lived assets are approximately $71.8 million of production equipment whose use is not currently required based on present customer demand ($87.2 million at October 31, 2006). Undiscounted cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based on many assumptions for each target market, including the food and beverage market. Such assumptions include market size, penetration levels and future product margins. While management believes that its projections are reasonable and that no impairment of these assets exists, different assumptions could affect these evaluations and result in material impairment charges against the carrying value of these assets.
Revenue Recognition We derive revenue principally from two sources: product sales and contract manufacturing. We recognize product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Most infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period, which requires an estimation of total production shipments over that time frame. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by our licensees.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Deferred Income Taxes We provide for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized. As of October 31, 2007, our total gross deferred tax asset was $52.9 million. The realization of total deferred tax assets is contingent upon the generation of future taxable income. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws. We have also considered our future operating results, which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate in determining the need for a valuation allowance. We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors. As of October 31, 2007, our deferred tax asset valuation allowance was approximately $1.5 million, which related primarily to certain state net operating loss carryforwards whose realization is uncertain. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional tax expense or benefit in the period of change.
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

Patent Cost Capitalization We incur certain legal and related costs in connection with patent applications. If a future economic benefit is anticipated from the resulting patent or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent. We also capitalize external legal costs incurred in the defense of our patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent. Our assessment of future economic benefit and/ or a successful defense of our patents involves considerable management judgment. A different conclusion could result in material write-offs of the carrying value of these assets.
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Year ended October 31,
	2007	2006	2005

Product sales	$292,549	$255,838	$203,765
Contract manufacturing sales	14,264	14,816	14,087

Total revenues	$306,813	$270,654	$217,852

Product sales increased by $36.7 million or 14% in fiscal 2007 as compared to fiscal 2006 and increased by $52.1 million or 26% in fiscal 2006 as compared to fiscal 2005. Product sales were comprised of the following (in thousands):

	Year ended October 31,
	2007	2006	2005

Infant formula market	$265,563	$240,497	$189,143
Food and beverage market	5,483	1,404	328
Pregnancy and nursing, nutritional supplements and animal feeds	17,439	10,121	10,638
Non-nutritional products	4,064	3,816	3,656

Total product sales	$292,549	$255,838	$203,765

Sales to the infant formula market increased in each of fiscal 2007, 2006 and 2005 due to continued strong demand in both the U.S. and international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in fiscal 2007 compared to prior fiscal years. In addition, sales into the pregnancy and nursing and nutritional supplements markets increased significantly in fiscal 2007 due to an overall expansion of Martek’s customer base in these markets.
Approximately 80%, 83% and 88% of our product sales in fiscal 2007, 2006 and 2005, respectively, were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle and Wyeth. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 60%, 60% and 67% of our sales to infant formula licensees for fiscal 2007, 2006 and 2005, respectively, relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of October 31, 2007, we estimate that formula supplemented with our oils had penetrated approximately 95% of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is subject to quarter-to-quarter fluctuations and is dependent to a significant degree upon the following factors: (i) the expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) the launches of new products containing our nutritional oils by current or future customers and the success in the marketplace of such launches; (iii) the timing and extent of stocking and destocking of inventory by our customers; (iv) the timing and extent of our customers’ production campaigns and plant maintenance shutdowns; and (v) the availability and use by our customers and others of competitive products.
Contract manufacturing sales revenues, totaling approximately $14.3 million, $14.8 million and $14.1 million in fiscal 2007, 2006 and 2005, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The decline in contract manufacturing revenue in fiscal 2007 resulted from our decision to narrow contract manufacturing services to include only products with reasonable profit margins or those that we expect could have a strategic fit in the future.
As a result of the above, total revenues increased by $36.2 million or 13% in fiscal 2007 as compared to fiscal 2006 and increased by $52.8 million or 24% in fiscal 2006 as compared to fiscal 2005.

Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Year ended October 31,
	2007	2006	2005

Cost of product sales, including idle capacity costs	$179,367	$158,600	$120,865
Cost of contract manufacturing sales	13,952	14,676	12,516

Total cost of revenues	$193,319	$173,276	$133,381

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 61% in fiscal 2007 from 62% in fiscal 2006. The decrease was due primarily to the economies of scale and margin benefits derived from the October 2006 plant restructuring and production consolidation (2%) and DHA productivity improvements (1%), offset by increases in our ARA costs (2%). Idle capacity costs were $6.9 million and $14.1 million in fiscal 2007 and 2006, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity.
Cost of product sales, including idle capacity costs, as a percentage of product sales increased to 62% in fiscal 2006 from 59% in fiscal 2005. The increase was due to idle capacity charges (6%), partially offset by DHA productivity improvements (1%) and decreases in our overall cost of ARA (2%).
Cost of contract manufacturing sales, totaling $14.0 million, $14.7 million and $12.5 million in fiscal 2007, 2006 and 2005, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs. In order to improve such margins in the future, management has narrowed the scope of these services to include only products with reasonable profit margins or those that we expect could have a strategic fit in the future.
See “Management Outlook” for discussion of expected overall profit margins for fiscal 2008.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Year ended October 31,
	2007	2006	2005

Research and development	$24,853	$24,044	$19,415
Selling, general and administrative	44,855	39,597	31,968
Amortization of intangible assets	6,558	2,796	2,489
Restructuring charge	853	4,729	—
Other operating expenses	1,614	1,158	7,654

Total operating expenses	$78,733	$72,324	$61,526

Research and Development Our research and development costs increased by $800,000 or 3% in fiscal 2007 as compared to fiscal 2006 due primarily to increased staffing and services to support product development. Our research and development efforts continue to focus on: (i) developing new food and beverage applications for life’sDHA™; (ii) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (iii) improving manufacturing processes; and (iv) developing new products to expand our market offerings.
Our research and development costs increased by $4.6 million or 24% in fiscal 2006 as compared to fiscal 2005. The increase was primarily due to additional costs incurred on clinical studies focusing on the cognitive benefits of DHA. Research and development expenses also included $1.2 million of non-cash equity-based compensation charges in fiscal 2006.
Selling, General and Administrative Our selling, general and administrative costs increased by $5.3 million or 13% in fiscal 2007 as compared to fiscal 2006. This increase resulted primarily from additional resources invested in our sales and marketing initiatives designed to grow our sales to infant formula customers overseas and to grow DHA markets outside of infant formula. Increased expenditures were made to expand our sales, customer support and marketing personnel (increase of $1.5 million) as well as to broaden the scope of our advertising and public relations campaigns (increase of $4.0 million).
Our selling, general and administrative costs increased by $7.6 million or 24% in fiscal 2006 as compared to fiscal 2005. The increase was largely due to higher personnel costs, including an expansion of our sales and marketing staff (increase of $3.8 million), and legal costs (increase of $1.4 million). Selling, general and administrative expenses also included $2.1 million of non-cash equity-based compensation charges in fiscal 2006.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to the Company from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $6.6 million, $2.8 million and $2.5 million during fiscal 2007, 2006 and 2005, respectively. The increase from fiscal 2006 to fiscal 2007 resulted primarily from the amortization of the costs incurred in late fiscal 2006 related to the Nutrinova and Lonza patent infringement suits. See “Legal Proceedings” for further discussion.

Restructuring Charge We recognized a charge of $900,000 in fiscal 2007 and $4.7 million in fiscal 2006 resulting from the October 2006 plant restructuring. This charge primarily includes outplacement-related professional services fees and relocation costs in fiscal 2007 and employee separation costs and a write-down of certain assets supporting production in Winchester in fiscal 2006. No future costs associated with the restructuring are expected. See Note 11 to the consolidated financial statements for further discussion of this matter.
Other Operating Expenses We incurred other operating expenses of $1.6 million, $1.2 million and $7.7 million in fiscal 2007, 2006 and 2005, respectively. These costs in fiscal 2007 primarily include contract manufacturing production trials and other start-up costs. These costs were significantly lower in fiscal 2007 and 2006 as production start-up costs incurred by us have greatly diminished as a result of the completion in late 2005 of the Kingstree facility expansion. These expenditures in fiscal 2005 related primarily to production start-up costs associated with the expansion at our Kingstree facility, which included training expenses and costs related to the scale-up and validation of new equipment and production processes.
Interest and Other Income, Net
Interest and other income, net, decreased by $300,000 in fiscal 2007 as compared to fiscal 2006 and increased by $100,000 in fiscal 2006 as compared to fiscal 2005, due primarily to varying levels of cash, cash equivalents and short-term investments and changes in interest rates.
Interest Expense
Interest expense decreased by $800,000 in fiscal 2007 as compared to fiscal 2006 and increased by $2.7 million in fiscal 2006 as compared to fiscal 2005, due to varying levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. As of the end of fiscal 2007, we had fully repaid our revolving credit facility. In addition, in fiscal 2006, capitalization of interest costs had largely ceased with the completion of the Kingstree expansion in fiscal 2005. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision (Benefit)
The provision for income taxes totaled $1.7 million, $8.6 million and $8.8 million in fiscal 2007, 2006 and 2005, respectively, and has been recorded based upon our effective tax rate of 36.1% in fiscal 2007 and 36.5% in fiscal 2006 and 2005.
Realization of total deferred tax assets is contingent upon the generation of future taxable income. During fiscal 2007, it was determined that certain net operating loss carryforwards, whose related deferred tax asset had previously been fully reserved, were more likely than not to be realized through the generation of future taxable income. This valuation allowance reversal resulted in an income tax benefit of $10.8 million and a decrease to goodwill of $7.4 million related to net operating loss carryforwards acquired by the Company in connection with our purchase of OmegaTech in 2002. As of October 31, 2007, the deferred tax asset valuation allowance of approximately $1.5 million relates to certain state net operating loss carryforwards whose realizability is uncertain. Should realization of these deferred tax assets become more likely than not, the resulting valuation allowance reversal would primarily be reflected as a decrease to goodwill. As of October 31, 2007, the net recorded value of our deferred tax asset was approximately $51.3 million. Realization of deferred tax assets is contingent upon the generation of future taxable income. As such, the realization of this $51.3 million asset will require the generation of approximately $150 million of future taxable income.
As of October 31, 2007, we had net operating loss carryforwards for Federal income tax purposes of approximately $160 million, which expire at various dates between 2012 and 2025. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if we incur a change in ownership as defined under Section 382 of the Internal Revenue Code. Although we have net operating losses available to offset future taxable income, we may be subject to Federal alternative minimum taxes.
Net Income
As a result of the foregoing, net income was $32.0 million in fiscal 2007 as compared to net income of $14.9 million in fiscal 2006 and net income of $15.3 million in fiscal 2005.
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
As a result of adopting SFAS 123R on November 1, 2005, income before income taxes and net income in fiscal 2006 were $3.3 million and $2.1 million lower, respectively, than if we had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share in fiscal 2006 were each $0.06 lower than if we had continued to account for equity-based compensation under APB 25. As of October 31, 2007, there was $5.3 million of total unrecognized compensation cost related primarily to unvested restricted stock units and unvested stock options granted under our equity-based compensation plans. The cost is expected to be recognized through fiscal 2012 with a weighted average recognition period of approximately two years.
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

RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will be effective for the fiscal year beginning November 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated financial position and results of operations.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position and results of operations.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At October 31, 2007, our primary sources of liquidity were our cash, cash equivalents and short-term investments totaling $21.6 million as well as the $135 million available portion of our revolving credit facility. Cash, cash equivalents and short-term investments decreased $5.2 million from October 31, 2006. During fiscal 2007, we generated $45.9 million in cash from operating activities; however, this was offset by capital expenditures of $12.2 million and repayments of $36 million on our revolving credit facility. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. As such, in total, we expect that capital expenditures over the next twelve months will not exceed $15 million.
Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at price of $49.10 per share pursuant to the shelf registration statement. Net proceeds to us, after deducting an underwriting discount and offering expenses, amounted to approximately $81.4 million. Of the proceeds, $30 million was used for the partial repayment of debt with the remainder intended to be used for capital expenditures, working capital and general corporate purposes. Remaining availability under the shelf registration statement is approximately $110 million at October 31, 2007.

The following table sets forth our future minimum payments under contractual obligations at October 31, 2007:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable(1)	$10,196	$1,138	$8,126	$280	$652
Borrowings under revolving credit facility	—	—	—	—	—
Operating lease obligations	3,566	1,054	1,904	307	301
Unconditional purchase obligations(2)	139,773	100,771	39,002	—	—

Total contractual cash obligations	$153,535	$102,963	$49,032	$587	$953

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to minimum purchase commitment (see Note 4 to Consolidated Financial Statements) and guarantee described below in “Off-Balance Sheet Arrangements.”
Included within notes payable is a $10 million note with a stated interest rate of 5% that we assumed as part of the acquisition of FermPro. The note was amended in January 2004 and is now an unsecured obligation of the Company. Principal is amortized utilizing a 20-year period, with the outstanding principal due at the maturity date of December 31, 2008.
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.1%, 6.4% and 4.9% for the years ended October 31, 2007, 2006 and 2005, respectively, and the weighted average commitment fee rate on unused amounts was approximately 0.1%, 0.2% and 0.3%, respectively. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of October 31, 2007, we were in compliance with all of these debt covenants and had no outstanding borrowings under the revolving credit facility.
We believe that the revolving credit facility, when combined with our cash, cash equivalents and short-term investments of $21.6 million on-hand at October 31, 2007, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next twelve to eighteen months.
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
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements for certain laboratory and administrative space as well as manufacturing equipment with rental payments aggregating $3.6 million over the remaining lease terms, which expire through 2011.
In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of October 31, 2007, we estimate that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
A portion of the ARA we buy from DSM is denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. As part of the  2007 Amendment between us and DSM, a mechanism was established by which both parties will share in the economic risks associated with exchange rate fluctuations between the U.S. dollar and the euro. In addition, we enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At October 31, 2007, we had unrealized gains on such hedge instruments totaling $203,000, net of income tax provision. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at October 31, 2007, there was no variable-rate debt outstanding.

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
Martek’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Martek’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that Martek’s internal control over financial reporting was effective as of October 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management discussed its assessment with the Audit Committee of the Board of Directors. The effectiveness of Martek’s internal control over financial reporting as of October 31, 2007 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steve Dubin Steve Dubin	/s/ Peter L. Buzy Peter L. Buzy
Chief Executive Officer and Director December 21, 2007	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
December 21, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martek Biosciences Corporation at October 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, in fiscal year 2006, Martek Biosciences Corporation changed its method of accounting for equity-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
December 21, 2007
McLean, Virginia

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martek Biosciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Martek Biosciences Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2007 of Martek Biosciences Corporation, and our report dated December 21, 2007, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
December 21, 2007

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
In thousands, except share and per share data	2007	2006

Assets
Current assets
Cash and cash equivalents	$16,973	$15,578
Short-term investments and marketable securities	4,675	11,250
Accounts receivable, net	41,643	32,746
Inventories, net	109,409	100,320
Deferred tax asset	14,549	9,487
Other current assets	8,237	8,893

Total current assets	195,486	178,274

Property, plant and equipment, net	277,915	286,922
Deferred tax asset	36,757	33,313
Goodwill	51,564	48,603
Other intangible assets, net	34,320	36,828
Other assets, net	653	14,033

Total assets	$596,695	$597,973

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$18,118	$21,663
Accrued liabilities	25,154	24,098
Current portion of notes payable and other long-term obligations	1,012	1,231
Current portion of deferred revenue	1,857	2,794

Total current liabilities	46,141	49,786

Long-term debt under revolving credit facility	—	36,000
Notes payable and other long-term obligations	9,310	10,277
Long-term portion of deferred revenue	9,517	9,335

Total liabilities	64,968	105,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,335,622 and 32,156,162 shares issued and outstanding, respectively	3,234	3,216
Additional paid-in capital	530,575	523,486
Accumulated other comprehensive income	203	171
Accumulated deficit	(2,285)	(34,298)

Total stockholders’ equity	531,727	492,575

Total liabilities and stockholders’ equity	$596,695	$597,973

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended October 31,
In thousands, except share and per share data	2007	2006	2005

Revenues:
Product sales	$292,549	$255,838	$203,765
Contract manufacturing sales	14,264	14,816	14,087

Total revenues	306,813	270,654	217,852

Cost of revenues:
Cost of product sales, including idle capacity costs	179,367	158,600	120,865
Cost of contract manufacturing sales	13,952	14,676	12,516

Total cost of revenues	193,319	173,276	133,381

Gross margin	113,494	97,378	84,471

Operating expenses:
Research and development	24,853	24,044	19,415
Selling, general and administrative	44,855	39,597	31,968
Amortization of intangible assets	6,558	2,796	2,489
Restructuring charge	853	4,729	—
Other operating expenses	1,614	1,158	7,654

Total operating expenses	78,733	72,324	61,526

Income from operations	34,761	25,054	22,945

Interest and other income, net	1,144	1,490	1,428
Interest expense	(2,233)	(3,018)	(303)

Income before income tax provision	33,672	23,526	24,070
Income tax provision	1,659	8,588	8,786

Net income	$32,013	$14,938	$15,284

Net income per share
Basic	$0.99	$0.47	$0.49

Diluted	$0.98	$0.46	$0.48

Weighted average common shares outstanding
Basic	32,336,314	32,113,301	31,164,149
Diluted	32,593,125	32,343,015	32,031,503
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
In thousands, except share data	Shares	Amount	Capital	Income	Deficit	Total

Balance at October 31, 2004	29,491,127	$2,949	$407,667	$68	$(64,520)	$346,164

Issuance of common stock, net of issuance costs	1,756,614	176	81,268	—	—	81,444
Exercise of stock options	778,854	78	18,592	—	—	18,670
Equity-based compensation	—	—	36	—	—	36
Tax benefit of exercise of non-qualified stock options	—	—	7,674	—	—	7,674
Net income	—	—	—	—	15,284	15,284
Other comprehensive income:
Change in unrealized gain on exchange rate forward contract, net of tax of $0	—	—	—	(67)	—	(67)

Comprehensive income						15,217

Balance at October 31, 2005	32,026,595	3,203	515,237	1	(49,236)	469,205

Exercise of stock options and warrants	129,567	13	2,909	—	—	2,922
Equity-based compensation	—	—	3,753	—	—	3,753
Tax benefit of exercise of non-qualified stock options	—	—	1,587	—	—	1,587
Net income	—	—	—	—	14,938	14,938
Other comprehensive income:
Change in unrealized gain on exchange rate forward contract, net of tax of $102	—	—	—	170	—	170

Comprehensive income						15,108

Balance at October 31, 2006	32,156,162	3,216	523,486	171	(34,298)	492,575

Exercise of stock options	179,460	18	2,747	—	—	2,765
Equity-based compensation	—	—	2,710	—	—	2,710
Tax benefit of exercise of non-qualified stock options	—	—	1,632	—	—	1,632
Net income	—	—	—	—	32,013	32,013
Other comprehensive income:
Change in unrealized gain on exchange rate forward contract, net of tax of $18	—	—	—	32	—	32

Comprehensive income						32,045

Balance at October 31, 2007	32,335,622	$3,234	$530,575	$203	$(2,285)	$531,727

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
In thousands	2007	2006	2005

Operating activities

Net income	$32,013	$14,938	$15,284
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	26,466	21,672	16,494
Provision for inventory obsolescence	900	500	2,000
Deferred tax provision	1,009	8,588	8,786
Equity-based compensation expense	2,384	3,272	—
Incremental tax benefit from exercise of non-qualified stock options	(507)	(1,587)	—
Loss from disposal and write-down of assets and other	1,104	2,845	1,131
Changes in operating assets and liabilities:
Accounts receivable	(9,129)	(5,143)	9,689
Inventories	2,336	(20,804)	(63,156)
Other assets	1,438	(4,393)	1,413
Accounts payable	(3,545)	5,002	(10,303)
Accrued liabilities	(7,642)	8,527	2,947
Deferred revenue and other liabilities	(967)	2,205	(1,429)

Net cash provided by (used in) operating activities	45,860	35,622	(17,144)

Investing activities

Sale (purchase) of short-term investments and marketable securities, net	6,575	11,050	(9,095)
Expenditures for property, plant and equipment	(8,279)	(10,902)	(57,181)
Proceeds from sale of fluorescent detection products business	900	—	—
(Repurchase) proceeds from sale-leaseback transaction and other	(3,910)	(6,877)	4,272
Capitalization of intangible and other assets	(6,010)	(6,862)	(4,989)

Net cash used in investing activities	(10,724)	(13,591)	(66,993)

Financing activities

Repayments of notes payable and other long-term obligations	(1,013)	(3,009)	(4,875)
Repayments under revolving credit facility, net	(36,000)	(19,000)	(30,000)
Proceeds from the issuance of common stock, net of issuance costs	—	—	81,444
Proceeds from the exercise of stock options and warrants	2,765	2,922	18,670
Incremental tax benefit from exercise of non-qualified stock options	507	1,587	—
Other	—	—	500

Net cash (used in) provided by financing activities	(33,741)	(17,500)	65,739

Net increase (decrease) in cash and cash equivalents	1,395	4,531	(18,398)
Cash and cash equivalents, beginning of year	15,578	11,047	29,445

Cash and cash equivalents, end of year	$16,973	$15,578	$11,047

Supplemental cash flow disclosures:
Interest paid	$2,478	$3,625	$3,528
Income taxes paid	$530	$280	$—
Notes payable issued in acquisition of land	$—	$—	$800
Accrual of contingent purchase price to be settled in shares of Martek common stock	$10,167	$—	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Martek Biosciences Corporation (the “Company” or “Martek”), a Delaware corporation, was founded in 1985. The Company is a leading innovator in the development of nutritional products that promote health and wellness through every stage of life. The Company’s products and services include: (1) specialty, nutritional oils for infant formula, dietary supplements and foods and beverages and (2) contract manufacturing.
Martek’s nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have also been linked to a variety of health risks, including cardiovascular problems, Alzheimer’s disease and dementia. Further research is underway to assess the role of supplementation with the Company’s DHA on mitigating a variety of health risks.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Most infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $2.4 million, $3.6 million and $2.4 million in fiscal 2007, 2006 and 2005, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs The Company accounts for income and costs related to shipping activities in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of product sales. Shipping and handling costs were $1.6 million, $1.0 million and $900,000 in fiscal 2007, 2006 and 2005, respectively.

Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of purchases of ARA from DSM Food Specialties B.V. (“DSM”), a portion of which are denominated in euros.
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of October 31, 2007, outstanding forward contracts had notional values aggregating approximately 3.4 million euros (equivalent to $4.9 million at October 31, 2007). The resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold.
Research and Development Research and development costs are charged to operations as incurred. These costs include internal labor, materials and overhead expenses associated with the Company’s ongoing research and development activity as well as third-party costs for contracted work and ongoing clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print and internet-based advertising, were approximately $2.7 million in fiscal 2007 and $1.0 million in each of fiscal 2006 and 2005.
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
Equity-Based Compensation Prior to November 1, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Compensation cost recognized in fiscal 2007 and 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company utilizes the “straight-line” method for allocating compensation cost by period.
Net Income Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
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
Cash and Cash Equivalents Cash equivalents consist of highly liquid investments with an original maturity from date of purchase of three months or less.
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

At October 31, 2007 and 2006, the Company’s short-term investments consisted primarily of auction rate debt securities issued by state and local government-sponsored agencies. The Company’s investments in these securities are recorded at cost which approximates market value due to their variable interest rates that reset approximately every 30 days. The underlying maturities of these investments range from 15 to 30 years. Despite the long-term nature of their stated contractual maturities, there is a readily liquid market for these securities and, therefore, these securities have been classified as short-term.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at October 31, 2007 and 2006.
Trade Receivables Trade receivables are reported in the consolidated balance sheets at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. The Company may extend credit terms up to 50 days and considers receivables past due if not paid by the due date. The Company performs ongoing credit evaluations of its customers and extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Losses have historically been within management’s expectations. The allowance for doubtful accounts was approximately $60,000 and $40,000 as of October 31, 2007 and 2006, respectively.
Concentration of Credit Risk and Significant Customers Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are present due to the small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s efforts to monitor its exposure for credit losses and by maintaining allowances, if necessary. Four customers accounted for approximately 80%, 83% and 88% of the Company’s product sales in fiscal 2007, 2006 and 2005, respectively. At October 31, 2007 and 2006, four customers accounted for approximately 77% and 70%, respectively, of the Company’s outstanding accounts receivable balance. Included in these amounts is one of the Company’s customers that accounted for approximately 42%, 45% and 49% of total product sales in fiscal 2007, 2006 and 2005, respectively, and represented 43% of the Company’s outstanding accounts receivable balance at both October 31, 2007 and 2006. Approximately 60%, 60% and 67% of the Company’s sales were to domestic customers in fiscal 2007, 2006 and 2005, respectively.
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
Patent Costs The Company has filed a number of patent applications in the U.S. and in foreign countries. Certain external legal and related costs are incurred in connection with patent applications. If a future economic benefit is anticipated from the resulting patent or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent. The Company also capitalizes external legal costs incurred in the defense of its patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent.
Goodwill and Other Intangible Assets The Company recorded goodwill and purchased intangible assets in its acquisition of OmegaTech in April 2002 and goodwill in its acquisition of FermPro in September 2003. The goodwill acquired in the OmegaTech and FermPro acquisitions is subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and, accordingly, is not being amortized. In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company’s intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.

Impairment of Long-Lived Assets In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability measurement and estimating of undiscounted cash flows is done at the lowest possible level for which there is identifiable assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Recently Issued Accounting Pronouncements In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain income tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation will be effective for the fiscal year beginning November 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial position and results of operations.
Reclassification Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Amortization of intangible assets that was previously reported in prior periods as selling, general and administrative expense and research and development expense within operating expenses is now included as a separate line item of amortization of intangible assets. See Note 8 for discussion of intangible assets.
3. EQUITY-BASED COMPENSATION
Prior to November 1, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provisions of APB 25, and related interpretations, as permitted by SFAS 123. Effective November 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Compensation cost recognized in fiscal 2007 and 2006 includes: (a) compensation cost for all equity-based payments granted prior to but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all equity-based payments granted subsequent to November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company utilizes the “straight-line” method for allocating compensation cost by period. Results for prior periods have not been restated.
As a result of adopting SFAS 123R on November 1, 2005, the Company’s income before income taxes and net income for the year ended October 31, 2007 were $2.4 million and $1.5 million lower, respectively, and for the year ended October 31, 2006 were $3.3 million and $2.1 million lower, respectively, than if the Company had continued to account for equity-based compensation under APB 25. Basic and diluted earnings per share for the year ended October 31, 2007 were each $0.05 lower and for the year ended October 31, 2006 were each $0.06 lower than if the Company had continued to account for equity-based compensation under APB 25.
The following table (in thousands, except per share amounts) illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to equity-based compensation for the year ended October 31, 2005. The reported and pro forma net income and net income per share for the years ended October 31, 2007 and 2006 are the same because equity-based compensation is calculated under the provisions of SFAS 123R. The amounts for the years ended October 31, 2007 and 2006 are included in the following table only to provide net income and net income per share for a comparative presentation to the periods of the previous years. The pro forma disclosure for the year ended October 31, 2005 utilized the Black-Scholes-Merton option-pricing formula to estimate the value of the respective options with such value amortized to expense over the options’ vesting periods.

	Year ended October 31,
	2007	2006	2005

Net income, as reported	$32,013	$14,938	$15,284

Deduct: Total equity-based employee compensation expense determined under fair value-based methods for all awards	—	—	(58,349)

Pro forma net income (loss)	$32,013	$14,938	$(43,065)

Net income (loss) per share:
Basic — as reported	$0.99	$0.47	$0.49

Basic — pro forma	$0.99	$0.47	$(1.38)

Diluted — as reported	$0.98	$0.46	$0.48

Diluted — pro forma	$0.98	$0.46	$(1.38)

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
The Company granted 281,395 restricted stock units during year ended October 31, 2007, which generally vest over periods of up to 62 months from the date of grant. The fair value of the restricted stock units granted was based on fair market value on the date of grant.
The Company did not grant any stock options during the year ended October 31, 2007. The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during all prior periods. As follows are the weighted average assumptions used in valuing the stock options granted during the years ended October 31, 2006 and 2005, and a discussion of the Company’s methodology for developing each of the assumptions used:

	Year ended October 31,
	2006	2005

Expected volatility	61.1%	62.7%
Risk-free interest rate	4.7%	3.9%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
Forfeiture rate	1%	2%
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the preceding five-year period to estimate expected volatility. From fiscal 2001 through fiscal 2006, the Company’s annual volatility has ranged from 61.1% to 78.9% with an average of 68.1%.
Risk-Free Interest Rate — This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
Expected Life of Options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the years ended October 31, 2006 and 2005 have a maximum term of ten years.
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
As of October 31, 2007, the Company had several equity-based compensation plans, which are described below. The Company recognized $2.4 million in the year ended October 31, 2007 in compensation cost related to stock options and restricted stock units. The Company recognized $3.3 million in the year ended October 31, 2006 in compensation cost related to stock options. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was approximately $900,000 and $1.2 million in the years ended October 31, 2007 and 2006, respectively. Compensation cost capitalized as part of inventory during the years ended October 31, 2007 and 2006 was approximately $300,000 and $500,000, respectively.
Equity-Based Compensation Plans
As of October 31, 2007, the Company had stock options and restricted stock units outstanding that were previously granted under the Company’s 1994 Directors’ Option Plan, the 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Equity-Based Compensation Plans.” With exception of the 1994 Directors’ Option Plan, option awards under the Equity-Based Compensation Plans are granted at prices as determined by the Compensation Committee, but shall not be less than the fair market value of the Company’s common stock on the date of grant. Stock options granted include both qualified and non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. Restricted stock units granted generally vest over periods of up to 62 months from the date of grant. At October 31, 2007, approximately 1.5 million shares of common stock were available for future grants under the Equity-Based Compensation Plans.
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
A summary of activity under the Equity-Based Compensation Plans as of October 31, 2007 and changes during the three years then ended are as follows (shares and intrinsic value in thousands):
Restricted Stock Units
Restricted stock units represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The fair market value at the time of the grant is amortized to expense on a straight-line basis over the period of vesting. The fair market value is determined based on the number of restricted stock units granted and the market value of the Company’s shares on the grant date. Pre-vesting forfeitures were estimated to be approximately 5%. A summary of the Company’s restricted stock units as of October 31, 2007 is presented below:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value /Share

Restricted stock units at October 31, 2006	—	$—

Granted	281	$22.69
Vested	—	$—
Cancelled	(17)	$22.54

Restricted stock units at October 31, 2007	264	$22.70

As of October 31, 2007, there was $4.6 million remaining in unrecognized compensation cost related to these awards. The cost is expected to be recognized through fiscal 2012 with a weighted average recognition period of approximately two years.
Stock Options

				Weighted Average
				Remaining
	Number of	Weighted Average	Aggregate	Contractual
	Shares	Price/Share	Intrinsic Value	Term (years)

Options outstanding at October 31, 2004	4,050	$33.91
Options exercisable at October 31, 2004	2,138	$26.33

Granted	700	$48.69
Exercised	(779)	$23.98
Cancelled	(47)	$44.79

Options outstanding at October 31, 2005	3,924	$38.39
Options exercisable at October 31, 2005	3,438	$40.14

Granted	59	$31.71
Exercised	(98)	$24.92
Cancelled	(171)	$40.21

Options outstanding at October 31, 2006	3,714	$38.56
Options exercisable at October 31, 2006	3,466	$39.32

Granted	—	$—
Exercised	(179)	$15.34
Cancelled	(458)	$44.72

Options outstanding at October 31, 2007	3,077	$38.99	$12,060	5.5
Options exercisable at October 31, 2007	3,009	$39.17	$11,688	5.5

The weighted average fair market value of the options at the date of grant for options granted during the years ended October 31, 2006 and 2005 was $17.84 and $28.59, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2007 and 2006 was approximately $1.6 million and $600,000, respectively.

As of October 31, 2007, there was $700,000 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.
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
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. As of October 31, 2007, the Company estimates that the guarantee amount has been reduced to approximately $25.0 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to Martek for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for Martek during calendar years 2007 and 2008. As of October 31, 2007, the value of the remaining calendar 2007 and full 2008 minimum purchase requirements are approximately $16 million and $97 million, respectively. The minimum purchase quantities for 2007 and 2008 approximate the amounts expected to be purchased by Martek in the normal course of business during the respective periods.
5. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES
The Company has classified all short-term investments and marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, based on specific identification. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company’s available-for-sale securities consist primarily of taxable municipal auction rate securities, and totaled $4.7 million and $11.3 million as of October 31, 2007 and October 31, 2006, respectively. There were no unrealized holding gains or losses or realized gains or losses during the years ended October 31, 2007, 2006 and 2005.
6. INVENTORIES
Inventories consist of the following (in thousands):

	October 31,
	2007	2006

Finished goods	$57,852	$42,328
Work in process	48,721	66,968
Raw materials	2,836	3,024

Total inventories, net	109,409	112,320
Less: long-term portion	—	(12,000)

Inventories, net	$109,409	$100,320

Idle capacity costs totaled $6.9 million and $14.1 million for the years ended October 31, 2007 and 2006, respectively, and relate to certain fixed costs associated with the underutilized portion of the Company’s production plants.
Inventory levels are evaluated by management based upon product demand, shelf-life, future marketing plans and other factors, and reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable. Based on the Company’s projected DHA sales, of the Company’s non-infant formula DHA inventory on-hand, $12 million of work-in-process inventory was classified as long-term as of October 31, 2006. As of October 31, 2007, all inventory was classified as current.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	October 31,
	2007	2006

Land	$2,320	$2,320
Building and improvements	63,892	61,855
Machinery and equipment	256,739	248,107
Furniture and fixtures	3,143	2,716
Computer hardware and software	13,929	11,413

	340,023	326,411
Less: accumulated depreciation and amortization	(70,459)	(50,473)

	269,564	275,938
Construction in progress	8,351	10,984

Property, plant and equipment, net	$277,915	$286,922

Depreciation and amortization expense on property, plant and equipment totaled approximately $20.6 million, $18.9 million and $14.0 million for the years ended October 31, 2007, 2006 and 2005, respectively.
Assets available for commercial use that were not in productive service had a net book value of $71.8 million and $87.2 million at October 31, 2007 and 2006, respectively.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	October 31, 2007			October 31, 2006
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,098	$(691)	$1,407	$2,053	$(545)	$1,508
Patents	22,226	(5,594)	16,632	19,233	(1,835)	17,398
Core technology	1,708	(569)	1,139	1,708	(455)	1,253
Current products	10,676	(3,940)	6,736	10,676	(3,228)	7,448
Licenses	10,996	(2,590)	8,406	11,091	(1,870)	9,221
Goodwill	51,564	—	51,564	48,603	—	48,603

	$99,268	$(13,384)	$85,884	$93,364	$(7,933)	$85,431

The changes in the carrying amount of goodwill for the year ended October 31, 2007 relate to the final allocation of purchase price of the OmegaTech acquisition earn-out contingencies and the reversal of valuation allowance associated with certain acquired net operating loss carryforwards of OmegaTech that the Company believes are more likely than not to be realized.
Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $5.0 million, $1.9 million and $1.4 million in the years ended October 31, 2007, 2006 and 2005, respectively, related to assets supporting the Company’s commercial products and approximately $1.2 million, $800,000 and $1.1 million related to assets supporting the Company’s research and development initiatives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal 2008 will be approximately $5.8 million and for each of the succeeding four years thereafter will be approximately $3.5 million. As of October 31, 2007, the weighted average remaining useful lives of the Company’s patents, current products and licenses are 8 years, 10 years and 12 years, respectively.
The Company recorded patent amortization expense of approximately $4.2 million, $1.1 million and $800,000 in the years ended October 31, 2007, 2006 and 2005, respectively.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 31,
	2007	2006

Salaries and employee benefits	$9,398	$12,328
OmegaTech contingent share issuance	10,167	—
Inventory receipt obligations	—	3,094
Other	5,589	8,676

	$25,154	24,098

See Note 12 for discussion of the OmegaTech contingent share issuance.
10. NOTES PAYABLE AND LONG-TERM DEBT
In September 2005, the Company entered into a $135 million secured revolving credit facility that amended and expanded the $100 million credit facility entered into in May 2004. The revolving credit facility is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.1%, 6.4% and 4.9% for the years ended October 31, 2007, 2006 and 2005, respectively. The weighted average commitment fee rate on unused amounts was approximately 0.1%, 0.2% and 0.3% for the years ended October 31, 2007, 2006 and 2005, respectively. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of October 31, 2007, the Company was in compliance with all of these debt covenants and had no outstanding borrowings under the revolving credit facility.
In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro in fiscal 2003, the Company assumed a $10 million secured note. The note was amended in January 2004 and is now an unsecured obligation of the Company. The note has a stated interest rate of 5% and principal is amortized utilizing a 20-year period with the outstanding principal due at the maturity date of December 31, 2008.
The annual maturities of the Company’s notes payable and long-term debt at October 31, 2007 are summarized as follows (in thousands):

Fiscal Year

2008	$678
2009	7,777
2010	183
2011	100
2012	105
Thereafter	521

$9,364

During the years ended October 31, 2007, 2006 and 2005, the Company incurred interest on borrowings of approximately $2.4 million, $3.6 million and $3.5 million, respectively, and recorded amortization of related deferred financing fees of approximately $200,000, $200,000 and $300,000, respectively. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction. Accordingly, during the years ended October 31, 2007, 2006 and 2005, approximately $300,000, $700,000 and $3.5 million of interest was capitalized.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at October 31, 2007 and 2006 approximate their fair values based on instruments of similar terms available to the Company.

11. RESTRUCTURING CHARGE
In October 2006, the Company restructured its plant operations. Under the restructuring, a substantial portion of production capacity at the Winchester, Kentucky manufacturing facility was idled and production was transferred to the Kingstree, South Carolina manufacturing facility.
As a result of the restructuring, a charge of approximately $4.7 million was recorded in fiscal 2006. This charge includes employee separation costs of $2.0 million, a write-down of certain assets of $2.6 million and professional fees of $100,000. Employee separation costs include salary continuation, severance, medical and other benefits. The recorded asset write-down relates primarily to certain assets that formerly supported Winchester production.
Expenses associated with the restructuring totaled approximately $900,000 in fiscal 2007. These expenses are comprised primarily of outplacement-related professional services fees and personnel-related costs. No future costs associated with the restructuring are expected. The Company incurred $5.6 million in cumulative expenses associated with the restructuring.
The following table summarizes the activity related to the restructuring charge and liability for restructuring costs (in thousands):

	Employee
	Separation	Asset
	Costs	Write-down	Other	Total

Initial charge in the fourth quarter of fiscal 2006	$2,032	$2,568	$129	$4,729
Cash payments	(60)	—	(55)	(115)
Asset write-down	—	(2,568)	—	(2,568)

Liability for restructuring costs at October 31, 2006	1,972	—	74	2,046

Costs incurred	—	—	853	853
Cash payments	(1,946)	—	(927)	(2,873)
Adjustments	(26)	—	—	(26)

Liability for restructuring costs at October 31, 2007	$—	$—	$—	$—

12. COMMITMENTS AND CONTINGENCIES
Leases The Company leases its Columbia, Maryland premises under an operating lease. In fiscal 2006 and 2007, the Company expanded its Columbia leased space by an additional 30%. The leases expire in January 2011. The terms of the lease include annual rent escalations of 2.5% to 3.0%.
The Company also leases its premises in Boulder, Colorado under an operating lease that expires in May 2008. The terms of the lease include annual rent escalations of 3.5%. Additionally, the Company leases certain property classified as operating leases at its Winchester, Kentucky and Kingstree, South Carolina manufacturing facilities and its Boulder offices.
Rent expense was approximately $1.9 million, $5.0 million and $4.0 million for the years ended October 31, 2007, 2006 and 2005, respectively.
Future minimum lease payments under operating leases at October 31, 2007 are as follows (in thousands):

Fiscal Year

2008	$1,054
2009	951
2010	953
2011	267
2012	40
Thereafter	301

$3,566

Scientific Research Collaborations The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. Martek incurred approximately $100,000 in each of fiscal 2007, 2006 and 2005 in royalties under such agreements pertaining to the Company’s fluorescent detection products.

In December 2003, the Company entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In January 2007, an amendment to this agreement was executed, whereby the Company acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, the Company made a license payment of $750,000, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by Martek of such plant-based DHA. During the term of the license, the Company may be required to pay additional royalties of up to approximately 1.0% of gross margin, as defined, on sales of products in the future that utilize certain licensed technologies. The collaboration obligations under the agreement expired in June 2007.
Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of October 31, 2007, the Company’s remaining obligation was approximately $3.9 million. See also Note 4 for discussion of purchase commitments to DSM.
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
Since 2004, disputes have existed and litigation has been ongoing between the Company and the representative of the former OmegaTech stockholders related to whether certain of the other milestones had been achieved. In October 2007, the Company entered into a settlement with the former OmegaTech stockholders regarding the disputed contingent consideration associated with these milestones. In connection with the settlement, Martek issued 340,946 shares of Martek common stock to the former OmegaTech stockholders in December 2007. The shares issued to the former OmegaTech stockholders resulted in the recognition of approximately $10 million of additional purchase price consideration which has been recorded as goodwill by the Company. The settlement eliminates the potential for any additional shares to be issued to the former OmegaTech stockholders.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent.
In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova and Celanese Ventures GmbH. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of Martek’s European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in early 2009.
In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of October 31, 2007, the patents being defended had a net book value of approximately $8.4 million, which will be amortized over a remaining period of approximately five years.
Class Action Lawsuit Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated and in which plaintiffs are pursuing as a class action. The consolidated lawsuit was filed in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. In December 2007, the Company announced that it has entered into a tentative settlement of all claims in the class action litigation. If approved by the court, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement of the class action will result in a cash payment to the settlement fund of $6 million, all of which will be paid for out of the proceeds of the Company’s insurance policies. The parties have filed a motion in the federal court asking for approval of the proposed settlement. No assurances can be given that the settlement ultimately will be approved.
These lawsuits are further described in Item 3. “Legal Proceedings” of Part I of this Form 10-K.
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

13. LICENSE AGREEMENTS
The Company has licensed certain technologies and recognized license fee revenue under various agreements. License fees are recorded as deferred revenue and amortized on a straight-line basis over the term of the agreement, generally 15 to 25 years. The Company recognized approximately $500,000 as license revenue in each of the years ended October 31, 2007, 2006 and 2005. The balance of these license fees and prepaid product purchases remaining in deferred revenue was approximately $11.4 million and $12.1 million at October 31, 2007 and 2006, respectively.
14. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended October 31,
	2007	2006	2005
Net income	$32,013	$14,938	$15,284

Weighted average shares outstanding, basic	32,336	32,113	31,164
Effect of dilutive potential common shares:
Stock options	223	230	849
Restricted stock units	34	—	—
Warrants	—	—	19

Total dilutive potential common shares	257	230	868

Weighted average shares outstanding, diluted	32,593	32,343	32,032

Net income per share, basic	$0.99	$0.47	$0.49

Net income per share, diluted	$0.98	$0.46	$0.48

Stock options to purchase approximately 2.3 million, 2.7 million and 1.7 million shares were outstanding but were not included in the computation of diluted net income per share for the years ended October 31, 2007, 2006 and 2005, respectively, because the effects would have been antidilutive.
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
16. INCOME TAXES
The income tax provision consisted of the following (in thousands):

	Year ended October 31,
	2007	2006	2005

Current provision:
Federal	$530	$280	$—
State	43	11	8
Deferred provision:
Federal	850	8,098	8,503
State	236	199	275

Income tax provision	$1,659	$8,588	$8,786

The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year ended October 31,
	2007	2006	2005

Federal income tax expense at 35%	$11,785	$8,234	$8,425

State taxes, net of Federal benefit	351	210	283
Change in valuation allowance	(10,841)	—	—
Other	364	144	78

Income tax provision	$1,659	$8,588	$8,786

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	October 31,
	2007	2006

Deferred tax assets:
Accruals and reserves	$1,546	$1,815
Patents and trademarks	—	309
Net operating loss carryforwards	61,484	66,437
Deferred revenue	4,064	4,271
Equity-based compensation	2,100	1,306
Other	318	79

Total assets	69,512	74,217

Deferred tax liabilities:
Property, plant and equipment	(11,476)	(8,863)
Patents and trademarks	(1,257)	—
Acquired intangibles	(2,813)	(3,051)
Goodwill	(1,096)	(816)
Other	(14)	(101)

Total liabilities	(16,656)	(12,831)

Total deferred tax asset	52,856	61,386
Valuation allowance	(1,550)	(18,586)

Deferred tax asset, net of valuation allowance	51,306	42,800
Less: current deferred tax asset	(14,549)	(9,487)

Long-term deferred tax asset	$36,757	$33,313

Realization of total deferred tax assets is contingent upon the generation of future taxable income. During fiscal 2007, it was determined that certain net operating loss carryforwards, whose related deferred tax asset had previously been fully reserved, were more likely than not to be realized through the generation of future taxable income. This valuation allowance reversal resulted in an income tax benefit of $10.8 million and a decrease to goodwill of $7.4 million related to net operating loss carryforwards acquired by the Company in connection with its purchase of OmegaTech in 2002. As of October 31, 2007, the deferred tax asset valuation allowance of approximately $1.5 million relates to certain state net operating loss carryforwards whose realizability is uncertain. Should realization of these deferred tax assets become more likely than not, the resulting valuation allowance reversal would primarily be reflected as a decrease to goodwill.
In connection with its implementation of SFAS 123R on November 1, 2006, the Company adopted the tax law method for determining the order in which deductions, carryforwards and credits are realized by the Company. The Company recorded increases to additional paid-in capital of approximately $1.6 million and $4.9 million in fiscal 2007 and fiscal 2006, respectively, which related to the realization of the excess tax deduction associated with exercises of non-qualified stock options. In accordance with SFAS 123R, deferred tax assets associated with these deductions are only recognized to the extent that they reduce current taxes payable. To the extent these stock option deductions do not reduce taxes payable, the unrecognized benefit is not reflected within the Company’s consolidated balance sheets. As of October 31, 2007, the Company has approximately $400,000 of unrecognized benefits from stock options related to net operating loss carryforwards that is available for utilization in future periods.
As of October 31, 2007, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $160 million, which expire at various dates between 2012 and 2025. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if the Company incurs a change in ownership as defined under Section 382 of the Internal Revenue Code. Although the Company has net operating losses available to offset future taxable income, the Company may be subject to Federal alternative minimum taxes.
17. EMPLOYEE 401(K) PLAN
The Company maintains an employee 401(k) Plan (the “Plan”). The Plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount up to 100% of their total compensation to contribute to the Plan, not to exceed the maximum allowable by Internal Revenue Service regulations. The Company may make “matching contributions” equal to a discretionary percentage up to 3% of a participant’s salary, based on deductions of up to 6% of a participant’s salary. All amounts deferred by a participant under the 401(k) Plan’s salary reduction feature vest immediately in the participant’s account while contributions the Company may make would vest over a five-year period in the participant’s account. The Company contribution was approximately $900,000, $900,000 and $800,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

18. QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial information for fiscal 2007 and 2006 is presented in the following table (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2007
Total revenues	$70,261	$76,686	$77,846	$82,020
Cost of revenues	46,392	50,009	47,898	49,020
Income from operations	4,758	8,077	9,905	12,021
Net income	2,750	4,869	6,126	18,268	(1)
Net income per share, basic	0.09	0.15	0.19	0.56	(1)
Net income per share, diluted	0.08	0.15	0.19	0.55	(1)

2006
Total revenues	$62,892	$70,218	$70,358	$67,186
Cost of revenues	39,489	44,293	44,952	44,542
Income (loss) from operations	8,015	8,962	7,640	437	(2)
Net income (loss)	4,770	5,451	4,615	102	(2)
Net income (loss) per share, basic	0.15	0.17	0.14	0.00
Net income (loss) per share, diluted	0.15	0.17	0.14	0.00

(1)	In the fourth quarter of fiscal 2007, Martek recognized an income tax benefit of $10.8 million related to the reversal of valuation allowance (see Note 16).

(2)	In the fourth quarter of fiscal 2006, Martek recognized a charge of $4.7 million related to the restructuring of plant operations (see Note 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
               None.
ITEM 9A. CONTROLS AND PROCEDURES.
a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a—15 (e) and 15d—15 (e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting, included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
               Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information relating to our Directors and Executive Officers is set forth in Part I of this report under the caption Item 1 — Business “Directors and Executive Officers of the Registrant.” Additional information on our directors and the other information required by this item will be contained in the following sections of our 2008 Definitive Proxy Statement, which sections are hereby incorporated by reference:
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained in the following sections of our 2008 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Directors Compensation
Executive Compensation
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the following sections of our 2008 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Beneficial Ownership of Common Stock
Equity Compensation Plan Information
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the following sections of our 2008 Definitive Proxy Statement, which section is hereby incorporated by reference:
Transactions with Related Persons
Director Independence
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained in the following sections of our 2008 Definitive Proxy Statement, which section is hereby incorporated by reference:
Independent Auditors

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Index to Consolidated Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts- Years Ended October 31, 2007 and 2006	72
Other financial statement schedules for the years ended October 31, 2007 and 2006 and financial statement schedules for the year ended October 31, 2005 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
(a)(3) Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SCHEDULE II
MARTEK BIOSCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 31, 2007 AND 2006

In thousands	Balance at
	Beginning of			Balance at End of
Description	Year	Additions	Deductions	Year

Year ended October 31, 2007:

Deferred tax valuation allowance	$18,586	$—	$(17,036)	$1,550

Reserve for inventory obsolescence	$1,600	$900	$(1,200)	$1,300

Year ended October 31, 2006:

Deferred tax valuation allowance	$23,832	$—	$(5,246)	$18,586

Reserve for inventory obsolescence	$1,500	$500	$(400)	$1,600

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2007.

MARTEK BIOSCIENCES CORPORATION
By	/s/ Steve Dubin
Steve Dubin
Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Steve Dubin Steve Dubin	Chief Executive Officer and Director (Principal Executive Officer)	December 28, 2007

/s/ Peter L. Buzy Peter L. Buzy	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial Officer and Accounting Officer)	December 28, 2007

/s/ James R. Beery James R. Beery	Director	December 28, 2007

/s/ Harry J. D’Andrea Harry J. D’Andrea	Director	December 28, 2007

/s/ Robert J. Flanagan Robert J. Flanagan	Director	December 28, 2007

/s/ Polly B. Kawalek Polly B. Kawalek	Director	December 28, 2007

/s/ Jerome C. Keller Jerome C. Keller	Director	December 28, 2007

Signatures	Title	Date

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr.	Director	December 28, 2007

/s/ Eugene H. Rotberg Eugene H. Rotberg	Director	December 28, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER#	DESCRIPTION

3.01	Revised Restated Certificate of Incorporation.

3.02	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03	Certificate of Elimination of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

3.04	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.05	Amended By-Laws of Registrant (filed as exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on September 27, 2006, and incorporated by reference herein).

3.06	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

4.02	Rights Agreement, dated as of February 7, 2006, between the Company and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

10.01	Form Indemnification Agreement for directors.

10.02	1986 Stock Option Plan, as amended. +

10.03	Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.04	Lease, commencement date October 15, 1992, between the Company and Aetna Life Insurance Company, as modified on August 5, 1993.

10.05	License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V. (filed as Exhibit 10.01 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.05A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.06	License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company (filed as Exhibit 10.02 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.06A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.07	License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version) (filed as Exhibit 10.03 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.07A	Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.08	Lease Modification Agreement, dated October 14, 1993 between the Company and Aetna Life Insurance Company.

EXHIBIT
NUMBER#	DESCRIPTION

10.09	Second Lease Modification Agreement, dated September 27, 1994, between the Company and Aetna Life Insurance Company (filed as Exhibit 10.20 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31,1995, and incorporated by reference herein).

10.10	Directors’ Stock Option Plan (filed as Exhibit 4.1(b) to the Company’s Registration Statement on Form S-8, File No. 33-79222, filed May 23, 1994, and incorporated by reference herein). +

10.11	Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein). +

10.12	Third Amendment of Lease, dated August 1, 1997 between the Company and M.O.R Columbia Limited Partnership (filed as Exhibit 10.25 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 1997, and incorporated by reference herein).

10.13	Fourth Amendment of Lease, dated August 5, 1998 between the Company and M.O.R Columbia Limited Partnership (filed as Exhibit 10.26 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 1998, and incorporated by reference herein).

10.14	License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories (filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).

10.15	Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, File No. 333-74092, filed on November 28, 2001, and incorporated by reference herein). +

10.16	Common Stock and Warrant Purchase Agreement, dated February 28, 2001 by and among the Company and the Selling Stockholders (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, File No. 0-22354, dated March 2, 2001 and incorporated by reference herein).

10.17	Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and The Gordon S. Macklin Family Trust (filed as Exhibit 10.34 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2001, and incorporated by reference herein).

10.18	Form of Common Stock Purchase Agreement, dated December 17, 2001 by and among the Company and the Selling Stockholders Trust (filed as Exhibit 10.35 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2001, and incorporated by reference herein).

10.19	Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as Exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No.0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.20	OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as Exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.21	Employment Agreement dated April 25, 2002 between the Company and James Flatt (filed as Exhibit 10.39 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.22	Settlement Terms Related to Arbitration of License Agreement Dated September 15, 1993 between Pharmacia Corporation, on behalf of Monsanto, and OmegaTech dated May 10, 2000 (filed as Exhibit 10.41 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein).*

10.23	Agreement and Plan of Merger, dated March 25, 2002, by and among the Company, OmegaTech, Inc. and OGTAQ Corp. (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on May 3, 2002 and incorporated by reference herein).

10.24	First Amendment to the Agreement and Plan of Merger dated as of March 25, 2002 by and among OmegaTech, Inc., the Company, and OGTAQ Corp., dated April 24, 2002 by and among the Company, OmegaTech, Inc., OGTAQ Corp. and Robert Zuccaro, in his capacity as the Stockholders’ Representative (filed as Exhibit 99.3 to the Company’s current report on Form 8-K, File No. 0-22354, filed on May 3, 2002 and incorporated by reference herein).

EXHIBIT
NUMBER#	DESCRIPTION

10.25	Martek Biosciences Corporation 2002 Stock Incentive Plan (filed as Exhibit 1 to the Company’s Definitive Proxy, Schedule 14A, File No. 0-22354, filed on February 8, 2002 and incorporated by reference herein). +

10.26	Second Amendment to the Agreement and Plan of Merger dated as of March 25, 2002, as amended on April 24, 2002, by and among OmegaTech, Inc., the Company and OGTAQ Corp., entered into as of July 27, 2002 by and among Martek, Martek Biosciences Boulder Corporation (formerly called OmegaTech, Inc.) and Robert Zuccaro, in his capacity as the Stockholders’ Representative. (filed as Exhibit 99.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on July 31, 2002 and incorporated by reference herein).

10.27	Amendment No. 3 to Settlement Terms Related to Arbitration of License Agreement dated as of December 20, 2002 by and among Monsanto Company and Martek Biosciences Boulder Corporation. (filed as Exhibit 10.48 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2002, and incorporated by reference herein).

10.28	License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2003, and incorporated by reference herein).*

10.29	Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2003, and incorporated by reference herein). +

10.30	Promissory Note payable to the order of Genencor International, Inc., a Delaware Corporation, dated January 26, 2004 (filed as Exhibit 10.61 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2003, and incorporated by reference herein).

10.31	ARA Alliance, Purchase and Production Agreement by and between the Company and DSM Food Specialties B.V. (filed as Exhibit 10.63 to the Company’s quarterly report on Form 10-Q, as amended, File No. 0-22354, for the quarter ended April 30, 2004, and incorporated by reference herein). *

10.32	Sixth Amendment of Lease, dated May 13, 2004, by and between M.O.R. CBC LLC and the Company (filed as Exhibit 10.64 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2004, and incorporated by reference herein).

10.33	Form of Nonqualified Stock Option Award Agreement under Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.46 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.34	Form of Nonqualified Stock Option Award Agreement under Martek Biosciences Corporation 2004 Stock Incentive Plan (filed as Exhibit 10.47 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.35	Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy, Schedule 14A, File No. 0-22354, filed on February 8, 2005 and incorporated by reference herein). +

10.36	Form of Nonqualified Stock Option Agreement under Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.03 to the Company’s Registration Statement on Form S-8, File No. 333-125802, filed June 14, 2005, and incorporated by reference herein). +

10.37	Amended and Restated Loan and Security Agreement by and among the Company, as Borrower, and the Lenders party thereto and Manufacturers and Traders Trust Company, as Administrative Agent and Sole Book Runner, and Bank of America, NA, as Syndication Agent, and SunTrust Bank, as Documentation Agent, dated September 30, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37A	Form of Revolving Loan Promissory Note (filed as Exhibit 10.1A to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

EXHIBIT
NUMBER#	DESCRIPTION

10.37B	Form of Guaranty Agreement (filed as Exhibit 10.1B to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37C	Form of Security Agreement from Guarantors (filed as Exhibit 10.1C to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37D	Form of Stock Pledge Agreement (filed as Exhibit 10.1D to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.37E	Form of Lender Assignment and Acceptance Agreement (filed as Exhibit 10.1E to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.38	Second Modification Agreement effective as of September 30, 2005 by and between Manufacturers and Traders Trust Company, as Administrative Agent, the lenders named therein, Martek Biosciences Corporation, Martek Biosciences Boulder Corporation, and Martek Biosciences Kingstree Corporation (filed as Exhibit 10.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.39	First Amendment to ARA Alliance, Purchase, and Production Agreement (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2006, and incorporated by reference herein). *

10.40	Supply Agreement with Mead Johnson & Company dated May 17, 2006 (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2006, and incorporated by reference herein).*

10.41	Letter Agreement between the Company and Henry “Pete” Linsert, Jr. dated May 18, 2006 (filed as Exhibit 10.02 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2006, and incorporated by reference herein). +

10.42	Form of Employment Agreement between the Company and Peter L. Buzy dated November 10, 2006 (filed as Exhibit 10.42 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.43	Form of Employment Agreement between the Company and Steve Dubin dated December 21, 2006. (filed as Exhibit 10.43 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.44	Form of Employment Agreement between the Company and Peter A. Nitze dated November 10, 2006 (filed as Exhibit 10.44 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.45	Form of Employment Agreement between the Company and David Abramson dated November 10, 2006 (filed as Exhibit 10.45 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.46	Form of Restricted Stock Unit Agreement for executives under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2007, and incorporated by reference herein). +

10.47	Form of Restricted Stock Unit Agreement for directors under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.02 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2007, and incorporated by reference herein). +

10.48	Second Amendment to the ARA Alliance, Purchase, and Production Agreement by and between DSM Food Specialties B.V. and the Company (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2007, and incorporated by reference herein).*

10.49	Supply Agreement, executed October 5, 2007 and effective January 1, 2007, by and between Abbott Nutrition, a division of Abbott Laboratories, and the Company.** ^

10.50	Settlement Agreement and Release, dated October 15, 2007, by and between the Company, Robert Zuccaro, on his own behalf and as Stockholders’ Representative of certain former interest holders of OmegaTech, Inc.**

EXHIBIT
NUMBER#	DESCRIPTION

21.01	Subsidiaries of the Registrant. **

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

**	Filed herewith.

^	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

#	Unless otherwise noted, all Exhibits are incorporated by reference as an Exhibit to the Registrant’s Registration Statement on Form S-1 (No. 33-68522). The registrant will furnish a copy of any exhibit upon receipt of a written request and the payment of a specified reasonable fee which fee shall be limited to the registrant’s reasonable expenses in furnishing such exhibit.

+	Denotes management contract or compensatory arrangement required to be filed as an exhibit to this form.

