Form 10-Q
period 2008-01-31
MARTEK BIOSCIENCES CORP
filed 2008-03-11
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock outstanding as of March 5, 2008 was 32,862,798.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended January 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2008	2007
In thousands, except share and per share data	(unaudited)

Assets
Current assets
Cash and cash equivalents	$22,145	$16,973
Short-term investments and marketable securities	—	4,675
Accounts receivable, net	41,104	41,643
Inventories, net	107,542	109,409
Deferred tax asset	14,631	14,549
Other current assets	9,249	8,237

Total current assets	194,671	195,486

Property, plant and equipment, net	274,257	277,915
Deferred tax asset	32,814	36,757
Long-term auction rate security investments	15,825	—
Goodwill	51,592	51,564
Other intangible assets, net	33,799	34,320
Other assets, net	586	653

Total assets	$603,544	$596,695

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$14,025	$18,118
Accrued liabilities	13,537	25,154
Current portion of notes payable and other long-term obligations	8,390	1,012
Current portion of deferred revenue	1,434	1,857

Total current liabilities	37,386	46,141

Long-term debt under revolving credit facility	—	—
Notes payable and other long-term obligations	1,618	9,310
Long-term portion of deferred revenue	9,381	9,517

Total liabilities	48,385	64,968

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 32,857,501 and 32,335,622 shares issued and outstanding, respectively	3,286	3,234
Additional paid-in capital	545,430	530,575
Accumulated other comprehensive income	59	203
Retained earnings (accumulated deficit)	6,384	(2,285)

Total stockholders’ equity	555,159	531,727

Total liabilities and stockholders’ equity	$603,544	$596,695

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
Unaudited - In thousands, except per share data	2008	2007

Revenues:
Product sales	$78,609	$66,712
Contract manufacturing sales	4,272	3,549

Total revenues	82,881	70,261

Cost of revenues:
Cost of product sales	45,097	42,969
Cost of contract manufacturing sales	3,688	3,423

Total cost of revenues	48,785	46,392

Gross margin	34,096	23,869

Operating expenses:
Research and development	5,981	5,942
Selling, general and administrative	12,981	10,632
Amortization of intangible assets	1,679	1,546
Restructuring charge	—	518
Other operating expenses	153	473

Total operating expenses	20,794	19,111

Income from operations	13,302	4,758

Interest and other income, net	373	283
Interest expense	(156)	(724)

Income before income tax provision	13,519	4,317
Income tax provision	4,850	1,567

Net income	$8,669	$2,750

Net income per share
Basic	$0.26	$0.09

Diluted	$0.26	$0.08

Weighted average common shares outstanding
Basic	32,745	32,181
Diluted	33,130	32,366
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	Income	Deficit)	Total

Balance at October 31, 2007	32,335,622	$3,234	$530,575	$203	$(2,285)	$531,727

Issuance of shares related to OmegaTech contingent purchase price	340,946	34	10,130	—	—	10,164
Exercise of stock options	180,933	18	3,530	—	—	3,548
Equity-based compensation	—	—	620	—	—	620
Tax benefit of exercise of non-qualified stock options	—	—	575	—	—	575
Net income	—	—	—	—	8,669	8,669
Other comprehensive income (loss):
Realized gain on exchange rate forward contract, net of tax of $(116)				(203)		(203)
Unrealized gain on exchange rate forward contract, net of tax of $33	—	—	—	59	—	59

Comprehensive income						8,525

Balance at January 31, 2008	32,857,501	$3,286	$545,430	$59	$6,384	$555,159

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited - In thousands	2008	2007

Operating activities

Net income	$8,669	$2,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,981	6,334
Deferred tax provision	4,850	1,567
Equity-based compensation expense	538	609
Incremental tax benefit from exercise of non-qualified stock options	(575)	(117)
Loss from disposal and write-down of assets and other	221	248
Changes in operating assets and liabilities:
Accounts receivable	539	(1,655)
Inventories	1,949	(6,332)
Other assets	(1,356)	363
Accounts payable	(4,093)	(2,711)
Accrued liabilities	(1,988)	(5,362)
Deferred revenue and other liabilities	(619)	(626)

Net cash provided by (used in) operating activities	15,116	(4,932)

Investing activities

Purchase of investments and marketable securities	(15,475)	—
Sale of investments and marketable securities	4,325	6,850
Expenditures for property, plant and equipment	(1,866)	(1,628)
Repurchase from sale-leaseback transaction	—	(3,910)
Capitalization of intangible and other assets	(799)	(2,710)

Net cash used in investing activities	(13,815)	(1,398)

Financing activities

Repayments of notes payable and other long-term obligations	(252)	(252)
Borrowings under revolving credit facility	—	5,000
Proceeds from the exercise of stock options	3,548	639
Incremental tax benefit from exercise of non-qualified stock options	575	117

Net cash provided by financing activities	3,871	5,504

Net increase (decrease) in cash and cash equivalents	5,172	(826)
Cash and cash equivalents, beginning of period	16,973	15,578

Cash and cash equivalents, end of period	$22,145	$14,752

Supplemental cash flow disclosures:
Interest paid	$159	$754
Income taxes paid	$185	$150
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2007.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Most infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $800,000 and $1.0 million in the three months ended January 31, 2008 and 2007, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs The Company accounts for income and costs related to shipping activities in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of product sales. Shipping and handling costs were approximately $500,000 and $300,000 in the three months ended January 31, 2008 and 2007, respectively.
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
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of January 31, 2008, outstanding forward contracts had notional values aggregating approximately 3.7 million euros (equivalent to $5.5 million at January 31, 2008).

Research and Development Research and development costs are charged to operations as incurred. These costs include internal labor, materials and overhead expenses associated with the Company’s ongoing research and development activity as well as third-party costs for contracted work and clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print and internet-based advertising, were approximately $500,000 and $700,000 in the three months ended January 31, 2008 and 2007, respectively.
Other Operating Expenses Other operating expenses relate primarily to internal production and contract manufacturing start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations and costs incurred in connection with qualification of certain third-party manufacturers. All such costs are expensed as incurred.
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

The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective November 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained upon examination by the taxing authority.  The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. Pursuant to FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  As of November 1, 2007, the Company’s total gross urecognized tax benefit was approximately $700,000, all of which would affect the effective income tax rate if recognized.  Interest and penalties accrued as of November 1, 2007, net of related benefit, was less than $100,000.  The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions.  Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to fiscal 1991, some elements of income tax returns back to fiscal 1991 are subject to examination.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdicitons and all open years.  It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months as various uncertainties are resolved.  The Company cannot reasonably estimate the range of potential outcomes.

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
Investments and Marketable Securities The Company has classified all investments and marketable securities as available-for-sale. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses are included in other income based on the specific identification method.
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

The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.
Fair Value of Financial Instruments The Company considers the recorded cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, short-term investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at January 31, 2008 and October 31, 2007.
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

Reclassification Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Amortization of intangible assets that was previously reported in prior periods as selling, general and administrative expense and research and development expense within operating expenses is now included as a separate line item of amortization of intangible assets. See Note 6 for discussion of intangible assets.
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
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. Martek guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. As of January 31, 2008, the Company estimates that the guarantee amount has been reduced to approximately $24.4 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to Martek for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for Martek during calendar years 2007 and 2008. As of January 31, 2008, the value of the remaining calendar 2008 minimum purchase requirement is approximately $92.3 million. The minimum purchase quantities for 2008 approximate the amounts expected to be purchased by Martek in the normal course of business.
3. INVESTMENTS
At January 31, 2008 and October 31, 2007, the Company’s investments, which totaled $15.8 million and $4.7 million, respectively, consisted of auction rate securities (“ARS”) with “AAA” ratings whose underlying assets are student loans guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 15 to 35 years.
At October 31, 2007, the Company classified the investments in ARS as available-for-sale short-term investments. Available-for-sale securities are carried at fair value, based on specific identification with any unrealized gains or losses reported as accumulated other comprehensive income. At October 31, 2007, there were no unrealized holding gains or losses as the cost of such securities approximated market. Furthermore, despite the long-term nature of their stated contractual maturities, as there was a readily liquid market for these securities, such investments were classified as short-term at year end.
As a result of current negative conditions in the global credit markets, auctions for the Company’s $15.8 million investment in these securities as of January 31, 2008 either have failed or may fail to settle on their respective settlement dates which will occur through March 2008. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given the Company’s strong liquidity position and expected operating cash flows, the Company has the ability and intent to hold these securities until conditions improve, which could be until maturity. The Company believes that the value of these securities is not impaired as the underlying issuer has not experienced a deterioration in financial standing or change in credit rating and the securities are guaranteed by the federal government. Furthermore, the Company estimates that the cost of the ARS as of January 31, 2008 approximates market value. The Company has reclassified the $15.8 million value of ARS from short-term investments to long-term investments on its balance sheet as of January 31, 2008.

4. INVENTORIES
Inventories consist of the following (in thousands):

	January 31,	October 31,
	2008	2007

Finished goods	$58,415	$57,852
Work in process	45,796	48,721
Raw materials	3,331	2,836

Inventories, net	$107,542	$109,409

Idle capacity costs, which are included within cost of product sales in the accompanying consolidated statements of income, totaled $1.8 million and $2.2 million for the three months ended January 31, 2008 and 2007, respectively, and relate to certain fixed costs associated with the underutilized portion of the Company’s production plants.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2008	2007

Land	$2,320	$2,320
Building and improvements	64,122	63,892
Machinery and equipment	258,062	256,739
Furniture and fixtures	2,770	3,143
Computer hardware and software	15,003	13,929

	342,277	340,023
Less: accumulated depreciation and amortization	(75,269)	(70,459)

	267,008	269,564
Construction in progress	7,249	8,351

Property, plant and equipment, net	$274,257	$277,915

Assets available for commercial use that were not in productive service had a net book value of $70.3 million and $71.8 million at January 31, 2008 and October 31, 2007, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	January 31, 2008			October 31, 2007
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,118	$(730)	$1,388	$2.098	$(691)	$1,407
Patents	22,747	(6,687)	16,060	22,226	(5,594)	16,632
Core technology	1,708	(598)	1,110	1,708	(569)	1,139
Current products	10,676	(4,118)	6,558	10,676	(3,940)	6,736
Licenses	11,532	(2,849)	8,683	10,996	(2,590)	8,406
Goodwill	51,592	—	51,592	51,564	—	51,564

	$100,373	$(14,982)	$85,391	$99,268	$(13,384)	$85,884

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $1.0 million and $800,000 in the three months ended January 31, 2008 and 2007, respectively, related to assets supporting the Company’s commercial products and approximately $100,000 and $40,000, respectively, related to assets supporting the Company’s research and development initiatives. As of January 31, 2008, the weighted average remaining useful lives of the Company’s patents, current products and licenses are 8 years, 9 years and 11 years, respectively.
7. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. There were no amounts outstanding under the credit facility in the three months ended January 31, 2008. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for both the three months ended January 31, 2008 and 2007. The commitment fee rate is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of January 31, 2008, the Company was in compliance with all of these debt covenants and had no outstanding borrowings under the revolving credit facility.
During the three months ended January 31, 2008 and 2007, the Company incurred interest on borrowings of approximately $200,000 and $800,000, respectively, and recorded amortization of related deferred financing fees of approximately $50,000 in each period.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at January 31, 2008 and October 31, 2007 approximate their fair values based on instruments of similar terms available to the Company.
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments The Company has entered into an agreement to purchase from a third-party manufacturer a minimum quantity of extraction services to be utilized in ARA production. The commitment expires on December 31, 2008. As of January 31, 2008, the Company’s remaining obligation was approximately $2.5 million. See also Note 2 for discussion of purchase commitments to DSM.
OmegaTech Contingent Purchase Price In April 2002, the Company completed its acquisition of OmegaTech, a DHA producer located in Boulder, Colorado. In connection with the purchase, the Company issued 1,765,728 shares of the Company’s common stock in exchange for all of the outstanding capital stock of OmegaTech. The aggregate purchase price for OmegaTech was approximately $54.1 million. The purchase agreement also provided for additional stock consideration of up to $40 million, subject to certain pricing adjustments, if four milestones are met. Two of these milestones related to operating results and two related to regulatory and labeling approvals in the U.S. and Europe. In June 2003, the conditions of one of the regulatory milestones were met, and accordingly, approximately 358,566 shares of Martek common stock, valued at approximately $14.2 million, were issued. The payment of this additional consideration was recorded as goodwill.

Since 2004, disputes had existed and litigation had been ongoing between the Company and the representative of the former OmegaTech stockholders related to whether certain of the other milestones had been achieved. In October 2007, the Company entered into a settlement with the former OmegaTech stockholders regarding the disputed contingent consideration associated with these milestones. In connection with the settlement, the Company issued 340,946 shares of its common stock to the former OmegaTech stockholders in December 2007. The shares issued to the former OmegaTech stockholders resulted in the recognition of approximately $10 million of additional purchase price consideration which has been recorded as goodwill by the Company. The settlement eliminates the potential for any additional shares to be issued to the former OmegaTech stockholders.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialities & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of January 31, 2008, the patents being defended had a net book value of approximately $7.8 million, which will be amortized over a remaining period of approximately five years.
Class Action Lawsuit Since the end of April 2005, several lawsuits have been filed against the Company and certain of its officers, which have been consolidated. The consolidated lawsuit was filed as a putative class action lawsuit in United States District Court for the District of Maryland and alleges, among other things, that the defendants, including the Company, made false and misleading public statements and omissions of material facts concerning the Company. In December 2007, the Company announced that it has entered into a tentative settlement of all claims in the class action litigation. If approved by the court, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement of the class action will result in a cash payment to the settlement fund of $6 million, all of which will be paid by the Company’s insurance carrier. The parties have filed a motion in the federal court asking for approval of the proposed settlement. No assurances can be given that the settlement ultimately will be approved.
These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
9. STOCKHOLDERS’ EQUITY
The Company granted 200,822 restricted stock units during three months ended January 31, 2008, which generally vest over periods of up to 62 months from the date of grant. The total fair value of the restricted stock units granted of $6.6 million was based on fair market value on the date of grant.
The Company granted 18,094 stock options during the three months ended January 31, 2008. Based upon the Black-Scholes-Merton valuation model, such stock options had a total fair market value of $150,000.
The Company recognized approximately $600,000 in the three months ended January 31, 2008 in compensation cost related to stock options and restricted stock units.
As of January 31, 2008, there was approximately $10.5 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2013 with a weighted average recognition period of approximately two years.
As of January 31, 2008, there was approximately $700,000 of unrecognized compensation cost related to unvested stock options or unearned compensation. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.

10. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options, restricted stock units and warrants using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2008	2007

Net income	$8,669	$2,750

Weighted average shares outstanding, basic	32,745	32,181
Effect of dilutive potential common shares:
Stock options	295	183
Restricted stock units	90	2

Total dilutive potential common shares	385	185

Weighted average shares outstanding, diluted	33,130	32,366

Net income per share, basic	$0.26	$0.09

Net income per share, diluted	$0.26	$0.08

Stock options to purchase approximately 1.7 million and 2.7 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2008 and 2007, respectively, because the effects would have been antidilutive.
11. COMPREHENSIVE INCOME
Comprehensive income and its components for the three months ended January 31, 2008 and 2007 were as follows (in thousands):

	Three months ended January 31,
	2008	2007

Net income, as reported	$8,669	$2,750

Other comprehensive income (loss):
Realized gain on exchange rate forward contract, net of tax of $(116) and $(93), respectively	(203)	(155)
Unrealized gain on exchange rate forward contract, net of tax of $33 and $14, respectively	59	24

Comprehensive income	$8,525	$2,619

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, gross margin, operating cash flow and overall profitability;

•	expectations regarding product introductions and growth in nutritional product sales;

•	expectations regarding potential collaborations and acquisitions;

•	expectations regarding demand for products with our nutritional oils;

•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;

•	expectations regarding marketing of our oils by our infant formula licensees;

•	expectations regarding future agreements with, and revenues from, companies in the food and beverage, pregnancy and nursing, nutritional supplement, and animal feed markets;

•	expectations regarding future revenues from contract manufacturing customers;

•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;

•	expectations regarding competitive products;

•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;

•	expectations regarding future purchase volumes and costs of third-party manufactured oils;

•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;

•	expectations regarding the amount of inventory held by us or our customers;

•	expectations regarding production capacity utilization and the effects of excess production capacity;

•	expectations regarding future selling, general and administrative and research and development costs;

•	expectations regarding future capital expenditures;

•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils; and

•	expectations regarding our ability to maintain and protect our intellectual property.
Forward-looking statements include those statements containing words such as the following:
•	“will,”

•	“should,”

•	“could,”

•	“anticipate,”

•	“believe,”

•	“plan,”

•	“estimate,”

•	“expect,”

•	“intend,” and other similar expressions.
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
GENERAL
Martek was founded in 1985. We are a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life. We produce life’sDHA™, a vegetarian source of the omega-3 fatty acid DHA (docosahexaenoic acid), for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feed, and life’sARA™, a vegetarian source of the omega-6 fatty acid ARA (arachidonic acid), for use in infant formula. We sell oils containing these fatty acids as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease, dementia and increased cardiovascular problems. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.

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
For the three months ended January 31, 2008, we recognized approximately $8.7 million of net income on revenues of $82.9 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
RECENT HIGHLIGHTS
During the first quarter of fiscal 2008, several new products containing Martek’s life’sDHA™ were launched and co-branded with Martek’s life’s DHA™ logo as follows:
Food and Beverage Products
•	Boost Juice’s Pocket Rocket Juice with life’sDHA™ (Australia)

•	Dalco Foods’ Wellness Line meat products with life’sDHA™ (Europe)

•	Parmalat Australia’s Vaalia Low Fat Yoghurt and Vaalia Yoghurt for Toddlers with life’sDHA™
Pregnancy and Nursing Products
•	Azur Pharma’s Natelle Plus with life’sDHA™ (United States)

In February 2008, Martek and Numico Trading B.V. (“Numico”) entered into a license and supply agreement (the “Agreement”), effective as of January 1, 2008. The Agreement provides that Martek will serve as the exclusive supplier for all of Numico’s ARA and microbially-derived DHA needs for infant formula products. Numico may continue to use alternative non-microbial DHA sources. The Agreement has a 15-year term that runs until December 31, 2022. In addition to customary termination provisions with respect to breaches, insolvency and infringement of intellectual property rights, Numico may terminate the agreement as of December 31, 2011, provided that Numico has given six months prior written notice. Along with other supply agreements entered into over the last two years, Martek now has sole source commitments through at least 2011 with customers that comprise more than 70% of current infant formula revenues.
In December 2007, Martek announced that it had entered into a multi-year license and supply agreement with Il Dong Foods for the inclusion of Martek’s DHA and ARA in infant formula sold in South Korea.
Studies that used Martek’s life’sDHA™ and discussed the benefits of DHA supplementation were recently published:
•	A pre-clinical study published in the Journal of Neuroscience (December 2007) reported that DHA was found to decrease an important risk factor for late-onset Alzheimer’s disease. Conducted at the University of California, Los Angeles using a mouse model, a diabetic rat model and cultured human cells, the study found that DHA increases the production of LR11, a protein vital to clearing the brain of the enzymes that make the beta amyloid plaques that are thought to cause Alzheimer’s disease. The investigators used Martek’s life’sDHA™ for a portion of the research.
•	A study published in the Journal of Nutrition (January 2008) demonstrated the effects of DHA supplementation on remnant-like particle-cholesterol (RLP-C) and red blood cell omega-3 content in plasma, two potential risk factors for cardiovascular disease. In the study, 28 hypertriglyceridemic men were given 3 grams of DHA per day or an olive oil placebo for 90 days. Results showed a decrease in atherogenic RLP-C and an increase in the cardio-protective omega-3 index, both of which are associated with improved cardiovascular health. The study used Martek’s life’sDHA™.
MANAGEMENT OUTLOOK
For the second quarter of fiscal 2008, we expect total revenues to be between $83 million and $88 million, which include projected non-infant formula nutritional revenue of between $7.4 million and $9.0 million and contract manufacturing sales of between $2.9 million and $3.1 million. Second quarter gross margin is expected to be approximately 41%. Selling, general and administrative and research and development expenses are expected to increase by approximately 8% and 13%, respectively, over first quarter levels. Net income is projected to be between $8.0 million and $8.7 million, and diluted earnings per share are projected to be between $0.24 and $0.26.
Our high-end revenue guidance of $88 million for the second quarter reflects a significant increase from the first quarter in sales to infant formula customers. Such high-end sales guidance for the second quarter is based on what we currently believe to be our customers’ production schedules and related timing issues. Should those levels be achieved, it would likely result in lower infant formula sales in the third quarter of fiscal 2008. We continue to anticipate an increase in non-infant formula nutritional revenues in the third quarter as compared to the second quarter; however, if such timing issues occur in our infant formula business, our overall revenues and earnings in the third quarter of fiscal 2008 would be lower than the second quarter. Despite the anticipated quarter-to-quarter fluctuations, we project the annual growth of our infant formula sales in fiscal 2008 compared to fiscal 2007 to be between 7% and 9%, which is slightly higher than previously estimated, with a significant portion of the growth coming from expansion of international markets.
PRODUCTION
We manufacture oils rich in DHA at our production facilities located in Winchester, Kentucky and Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. In addition, both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities. Also, the National Oceanic and Atmospheric Administration has granted Martek’s Winchester plant, the Company’s primary shipping location, a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. The restructuring has reduced costs and operating expenses, due to improved manufacturing efficiency and a reduction in our workforce at the Winchester site. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months if required by customer demand.
Over 90% of our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes. The balance of our ARA requirements is produced at our Kingstree facility.

Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted for current year volume and cost expectations. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of January 31, 2008, we estimate that the guarantee amount has been reduced to approximately $24.4 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As of January 31, 2008, the value of the remaining 2008 minimum purchase requirement is approximately $92.3 million. The minimum purchase quantities for 2008 approximate the amounts expected to be purchased by us in the normal course of business.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have demonstrated the ability to produce ARA in our plants. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula market and pregnancy and nursing, food and beverage, dietary supplement and animal feed markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a routine basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand, which is inherently uncertain. There can also be no assurance that we will be able to continue to comply with applicable regulatory requirements, including the Food and Drug Administration’s “good manufacturing practice” (“GMP”) requirements. Under the terms of several of our infant formula licenses, those licensees may elect to manufacture these oils themselves. We are currently unaware of any of our licensees producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.

CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2007.
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended January 31,
	2008	2007

Product sales	$78,609	$66,712
Contract manufacturing sales	4,272	3,549

Total revenues	$82,881	$70,261

Product sales increased $11.9 million or 18% in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. Product sales were comprised of the following (in thousands):

	Three months ended January 31,
	2008	2007

Infant formula market	$70,278	$60,852
Food and beverage market	2,095	721
Pregnancy and nursing, nutritional supplement and animal feed markets	5,292	3,973
Non-nutritional products	944	1,166

Total product sales	$78,609	$66,712

Sales to the infant formula market during the three months ended January 31, 2008 increased as compared to the three months ended January 31, 2007 due to continued strong demand in both the U.S. and international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in the three months ended January 31, 2008 compared to the same period of the prior fiscal year. In addition, sales into the pregnancy and nursing, nutritional supplement and animal feed markets increased significantly in the three months ended January 31, 2008 due to a continued overall expansion of Martek’s customer base in these markets.
Approximately 86% of our product sales in the three months ended January 31, 2008 was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Royal Numico. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 55% of our sales to infant formula licensees for the three months ended January 31, 2008 and 2007 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of January 31, 2008, we estimate that formula supplemented with our oils had penetrated approximately 95% of the U.S. infant formula market.
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
Contract manufacturing sales revenues, totaling approximately $4.3 million and $3.5 million in the three months ended January 31, 2008 and 2007, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The increase in contract manufacturing revenue in the three months ended January 31, 2008 was primarily due to additional orders from one existing customer. Our contract manufacturing services continue to target only products with reasonable profit margins or those that we expect could have a strategic fit in the future.

As a result of the above, total revenues increased by $12.6 million or 18% in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2008	2007

Cost of product sales	$45,097	$42,969
Cost of contract manufacturing sales	3,688	3,423

Total cost of revenues	$48,785	$46,392

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 57.4% in the three months ended January 31, 2008 from 64.4% in the three months ended January 31, 2007. The decrease was due primarily to reductions in our ARA costs (5%), DHA productivity improvements (1%) and product pricing (1%). Idle capacity costs were $1.8 million and $2.2 million in the three months ended January 31, 2008 and 2007, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity.
Cost of contract manufacturing sales, totaling $3.7 million and $3.4 million in the three months ended January 31, 2008 and 2007, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs.
See “Management Outlook” for discussion of expected overall profit margins for the second quarter of fiscal 2008.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended January 31,
	2008	2007

Research and development	$5,981	$5,942
Selling, general and administrative	12,981	10,632
Amortization of intangible assets	1,679	1,546
Restructuring charge	—	518
Other operating expenses	153	473

Total operating expenses	$20,794	$19,111

Research and Development Our research and development costs were essentially unchanged in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. Our research and development efforts continue to focus on: (i) developing new food and beverage applications for life’sDHA™; (ii) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (iii) improving manufacturing processes; and (iv) developing new products to expand our market offerings. We will experience quarter-to-quarter fluctuations in research and development expenses primarily due to the timing of outside services, including third-party clinical trial services.
Selling, General and Administrative Our selling, general and administrative costs increased by $2.3 million or 22% in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007. As a percentage of revenue, our selling, general and administrative expenses increased to 15.7% in the first quarter of fiscal 2008 from 15.1% in last year’s first quarter. This increase resulted primarily from continued investment in our personnel needed to support our growth. Furthermore, we continue to incur costs for marketing initiatives, which vary based on the timing of such marketing campaigns, and which are mainly designed to increase sales to infant formula customers overseas and to grow DHA markets outside of infant formula.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $1.7 million and $1.5 million in the three months ended January 31, 2008 and 2007, respectively. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further discussion of certain patent matters.

Restructuring Charge We recognized a charge of $500,000 in the three months ended January 31, 2007 resulting from the October 2006 plant restructuring. This charge primarily includes outplacement-related professional services fees in the three months ended January 31, 2007. No future costs associated with the restructuring are expected.
Other Operating Expenses We incurred other operating expenses of $200,000 and $500,000 in the three months ended January 31, 2008 and 2007, respectively. These costs in fiscal 2008 and 2007 primarily include contract manufacturing production trials and the expansion of our internal manufacturing capabilities.
Interest and Other Income, Net
Interest and other income, net, increased by $100,000 in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007, due primarily to varying levels of cash, cash equivalents and investments and changes in interest rates.
Interest Expense
Interest expense decreased by $600,000 in the three months ended January 31, 2008 as compared to the three months ended January 31, 2007, due to reduced levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. Since October 31, 2007, there have been no amounts outstanding under our revolving credit facility. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The provision for income taxes totaled $4.9 million and $1.6 million in the three months ended January 31, 2008 and 2007, respectively. The income tax provision has been recorded based upon our estimated effective tax rate for the respective fiscal years.
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
Net Income
As a result of the foregoing, net income was $8.7 million in the three months ended January 31, 2008 as compared to net income of $2.8 million in the three months ended January 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At January 31, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $22.1 million as well as the $135 million available under our revolving credit facility. Cash and cash equivalents increased $5.2 million from October 31, 2007. During the three months ended January 31, 2008, we generated $15.1 million in cash from operating activities. Capital expenditures during the three months ended January 31, 2008 were $1.9 million. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. As such, in total, we expect that capital expenditures over the next 12 months will not exceed $12 million.
At January 31, 2008, our long-term investments totaled $15.8 million and consisted of auction rate securities with “AAA” ratings whose underlying assets are student loans guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 15 to 35 years. As a result of current negative conditions in the global credit markets, auctions for our $15.8 million investment in these securities as of January 31, 2008 either have failed or may fail to settle on their respective settlement dates, which will occur through March 2008. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given our strong liquidity position and expected operating cash flows, we have the ability to execute our business plan and intend to hold these securities until conditions improve.

Since our inception, we have raised approximately $420 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at a price of $49.10 per share pursuant to the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million at January 31, 2008.
The following table sets forth our future minimum payments under contractual obligations at January 31, 2008:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable (1)	$9,906	$8,558	$451	$280	$617
Borrowings under revolving credit facility	—	—	—	—	—
Operating lease obligations	3,950	1,136	2,333	190	291
Unconditional purchase obligations (2)	119,257	94,814	24,443	—	—

Total contractual cash obligations (3)	$133,113	$104,508	$27,227	$470	$908

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to minimum purchase commitment (see Note 2 to Consolidated Financial Statements) and guarantee described below in “Off-Balance Sheet Arrangements.”

(3)	The table above does not include uncertain tax payments of $400,000, the timing of which is also uncertain.
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. There were no amounts outstanding under the revolving credit facility during the three months ended January 31, 2008. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the three months ended January 31, 2008. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of January 31, 2008, we were in compliance with all of these debt covenants and had no outstanding borrowings under the revolving credit facility.
We believe that the revolving credit facility, when combined with our cash and cash equivalents of $22.1 million on-hand at January 31, 2008, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months.
The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	our ability to operate profitably and generate positive cash flow;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with litigation to which we are a party;

•	the costs of any merger and acquisition activity; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

OFF-BALANCE SHEET ARRANGEMENTS
In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. As of January 31, 2008, we estimate that the guarantee amount has been reduced to approximately $24.4 million. The guarantee amount payable, if any, at the end of the Recoupment Period must be paid by January 31, 2009. The amount paid, if any, will be credited against a portion of DSM invoices for purchases made after the Recoupment Period.
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
A portion of the ARA we buy from DSM is denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for the remainder of fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. As part of the July 2007 Amendment between us and DSM, a mechanism was established by which both parties will share in the economic risks associated with exchange rate fluctuations between the U.S. dollar and the euro. In addition, we enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At January 31, 2008, we had unrealized gains on such hedge instruments totaling $59,000, net of income tax provision. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 50 basis points.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at January 31, 2008, there was no variable-rate debt outstanding.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended January 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory and Cargill have filed oppositions against this divisional ARA patent. In light of this divisional ARA patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent is no longer in force and effect.
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. Martek and Aventis have appealed. The appeal process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.
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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialities & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent.
We also filed a patent infringement suit involving Nutrinova Nutrition Specialities & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in early 2009.
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
Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed in April 2007. Appeal hearings are scheduled for March 2008. The patent will remain in full force and effect during the pendency of the appeal process.

Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. Evidence that Martek’s ARA oil was publicly available before the priority date of the patents has been provided to the EPO. An Opposition Division hearing on the first European patent is scheduled for April 2008. Hearings on the other European patent and on the Australian patent are expected in late 2008 or 2009.
There are additional intellectual property proceedings pending against Martek or that Martek has pending against third parties that are not considered material.
On May 4, 2005, a putative class action lawsuit was filed in the United States District Court for the District of Maryland, against us and certain of our officers. Since then, several other putative class action lawsuits making similar allegations were filed against us and certain of our officers in the United States District Court of Maryland. The Court entered orders consolidating these cases, appointing lead plaintiffs and approving lead plaintiffs’ counsel and liaison counsel. On November 18, 2005, a consolidated amended class action complaint was filed in the United States District Court for the District of Maryland in In re Martek Biosciences Corp. Securities Litigation, Civil Action No. MJG 05-1224. While the Court has not made a determination of whether a putative class can be certified, the consolidated complaint claims to be filed on behalf of the purchasers of the Company’s common stock during a purported class period beginning December 9, 2004 and ending April 28, 2005. At this time, plaintiffs have not specified the amount of damages they are seeking in the actions. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, promulgated thereunder, and violations of Section 11 and 15 of the Securities Act of 1933, as amended. The consolidated complaint alleges generally that we and the individual defendants made false or misleading public statements and failed to disclose material facts regarding our business and prospects in public statements we made or failed to make during the period and, in the case of the Securities Act of 1933 claims, in our January 2005 prospectus. In December 2007, Martek announced that it had entered into a tentative settlement of all claims in the class action litigation. If approved by the court, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement of the class action will result in a cash payment to the settlement fund of $6 million, all of which will be paid by the Company’s insurance carrier. The parties have filed a motion in the federal court asking for approval of the proposed settlement. No assurances can be given that the settlement ultimately will be approved.
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
A substantial portion of our nutritional oil products sales is made to five of our existing customers under agreements with no minimum purchase requirements. If demand by these customers for our nutritional oil products decreases, our revenues may materially decline.
We rely on a substantial portion of our product sales to five of our existing customers. Approximately 86% of our product sales revenue during the three months ended January 31, 2008 was generated by sales of DHA and ARA to five customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Royal Numico. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
Our major customers are part of either the pharmaceutical or food and beverage industries. Mergers and acquisitions are prevalent in both industries. In fact, Bristol-Myers Squibb Company, parent to our major customer Mead Johnson Nutritionals, announced in December 2007 that they are evaluating strategic alternatives for its Mead Johnson business, which we believe could include a divestiture of such business. If one of our major customers or divisions thereof are acquired, as there are no minimum purchase requirements in our license agreements with them, there is no guarantee that the acquirer will continue purchasing our oils at current levels or continue selling infant formula at all. An acquisition of one of our major customers could have a material effect on future revenues.
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
In addition to the Lonza and Nutrinova matters described below, we are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2011, and while we are not aware of any plans by our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S.
•	Reliant Pharmaceuticals, which as recently announced will be acquired by GlaxoSmithKline, is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these efforts.
•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.
•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialities & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and China, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. These lawsuits are further described below in the risk factor regarding patent protection and in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”
•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies may be developing chemically synthesized DHA.
•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2008 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire by 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2008 and 2021. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 300 issued patents and over 400 pending patent applications worldwide.
There can be no assurance that (i) any patent applications filed by, assigned to or licensed to us will be granted; (ii) we will develop additional products that are patentable; (iii) any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions; (iv) any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; or (v) issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable. Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European, United States and Asian patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our products might infringe the patent rights of others, whether existing now or in the future. Similarly, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome in infringement actions by Martek against third parties could reduce or eliminate any competitive advantage provided by the affected Martek patent rights. An adverse outcome in infringement actions by third parties against Martek could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties and/or require us to cease selling the affected products.
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

There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties, including:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal process is expected to be completed in late 2008 or early 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below.
•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory and Cargill have filed oppositions against this divisional ARA patent. In light of this divisional ARA patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent is no longer in force and effect.
•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. Martek and Aventis have appealed. The appeal process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.
•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialities & Food Ingredients GmbH is the only opponent, and has appealed. The appeal process is expected to be completed in late 2008 or early 2009.
•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialities & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. It is likely that the defendants will appeal the decision. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek has requested the judge to reconsider his ruling on the third patent.
•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialities & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in early 2009.
•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The patent will remain in full force and effect during the pendency of the appeal.
•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed in April 2007. Appeal hearings are scheduled for March 2008. The patent will remain in full force and effect during the pendency of the appeal process.

•	Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. Evidence that Martek’s ARA oil was publicly available before the priority date of the patents has been provided to the EPO. An Opposition Division hearing on the first European patent is scheduled for April 2008. Hearings on the other European patent and on the Australian patent are expected in late 2008 or 2009.
•	There are additional intellectual property proceedings pending against Martek or that Martek has pending against third parties that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products, which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages, license disputed rights from third parties and/or cease selling the affected products. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of January 31, 2008, the net book value of our patent assets totaled $16.1 million, which includes approximately $7.8 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a remaining period of approximately five years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
We expect that in the future, as our nutritional oils continue to be commercialized, opposition to our intellectual property by our competitors will continue and most likely increase. We may incur substantial costs in the future protecting and defending our patents and cannot be sure that we will be able to successfully defend our patents or that our competitors will not be able to “design around” our intellectual property. We also expect that in the future, third parties may allege that Martek infringes their intellectual property rights, which could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties and/or require us to cease selling the affected products.
If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and consumers do not purchase such products, our sales to the food and beverage market will be limited.
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage market. To this end, we have signed license and supply agreements with several consumer food and beverage products companies. Our success in penetrating this market, however, is dependent upon these food and beverage customers introducing products that contain our nutritional oils into the marketplace and is further dependent upon the end consumer purchasing such products. Although some of our customers have launched food or beverage products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions. To date, our food and beverage customers have launched over 40 products containing our oils. Food and beverage industry averages would suggest that certain, if not many, of these products will not ultimately be successful in the marketplace. If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage market would be limited.
Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage market.
Due to the sensitivity of our oils to oxidation, it is possible that the sensory elements of such oils may vary over time. While we believe that the food and beverage market could be a large market for DHA supplementation with our DHA-S oil, the potential in this market would be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, including cereals and certain types of nutritional bars for which DHA supplementation has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production and distribution processes, including the packaging, storage and handling of such products. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation, production and distribution issues over which we have little or no control.
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
The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health. In September of 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease. No minimum amounts for either DHA or EPA were established as prerequisites for the claim. Our DHA-S oil includes limited amounts of EPA and therefore products containing the DHA-S oil are eligible for use of the qualified health claim. Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be ongoing or conducted in the future. If consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal cardiovascular benefits, then our penetration of the food and beverage market may be limited.
In November 2007, the FDA issued a proposed rule that would prohibit the nutrient content claims for DHA and EPA that had been authorized in three previously submitted Food and Drug Administration Modernization Act (FDAMA) notifications. FDA is proposing to prohibit the DHA and EPA nutrient content claims because the agency does not believe they are based on an authoritative statement. The FDA specifically acknowledged that it did not conduct an independent review of the scientific evidence when evaluating these nutrient content claims. In addition to other stakeholders, we have submitted comments in opposition to this proposed rule. It is unclear when the FDA will issue a final rule. In the event the proposed rule becomes final, the potential health benefits of consuming DHA and EPA still may be communicated through the use of a qualified health claim and/or structure/function claims that are made consistent with applicable FDA requirements and/or quantitative claims. Nonetheless, our penetration of the food and beverage market may be limited if this proposed rule is implemented.

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
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we currently have production capacity for all DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula market and pregnancy and nursing, food and beverage, dietary supplement and animal feed markets. Our and DSM’s ability to maintain commercial production at these higher levels has not been successfully tested.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. As of January 31, 2008, the Company had $70.3 million of production assets that are currently idle and are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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
We are aware that in Asia as well as other international markets, certain infant formula manufacturers incorporate very low levels or, at times, no ARA in their supplemented infant formulas. Furthermore, in most countries, there are significant disparities amongst infant formula manufacturers as to the levels of DHA and ARA in their respective products. A failure by one or more regulatory authorities to enact guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products or the issuance of regulatory guidelines that establish targeted levels of DHA and/or ARA in infant formula that are lower than levels currently being used could result in lower-potency formula products in specific affected countries, which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula that permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries. While the Codex Alimentarius Commission, the European Union and Australia/ New Zealand all have regulations permitting the optional addition of DHA and ARA in infant formula, there are no existing regulations in any country requiring the addition of DHA and ARA.
Food Standards Australia New Zealand (“FSANZ”) received an Application from the Infant Formula Manufacturers Association of Australia and the New Zealand Infant Formula Marketer’s Association seeking to amend the regulations for infant and follow-on formula. The Applicants initially requested the removal of the requirement for formula to contain long-chain omega-6 fatty acids and omega-3 fatty acids in a ratio of approximately two to one when these products are added to formula. Subsequent to an Initial Assessment by FSANZ, the Applicants modified their original Application so that it now seeks an amendment to require an omega-6 to omega-3 long-chain polyunsaturated fatty acid (“LCPUFA”) ratio that is not less than one to one. On May 23, 2007, FSANZ issued a Draft Assessment Report proposing that the preferred approach to amend the regulations would be to require an omega-6 to omega-3 LCPUFA ratio that is not less than one to one, should LCPUFAs be added to infant formula.
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
Our business is subject to extensive federal and state regulation. Current products and products in development cannot be sold if we or our customers do not obtain or maintain regulatory approvals. While we have developed and instituted a corporate compliance program, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations a range of actions could result, materially affecting our business and financial condition, including, but not limited to, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, or other sanctions.
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
As of January 31, 2008, we had approximately $22.1 million in cash and cash equivalents as well as $135 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending January 31, 2008, our common stock traded between $34.70 and $19.64 per share. During the fifty-two week period ending January 31, 2007, our common stock traded between $37.22 and $20.15 per share. The following are examples of items that may significantly impact the market price for our common stock:

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
The market liquidity for our stock is relatively low. As of January 31, 2008, we had 32,857,501 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending January 31, 2008 was approximately 500,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of January 31, 2008, we had 32,857,501 shares of common stock and approximately 500,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 2.9 million shares of common stock. Of these options, substantially all were exercisable at March 5, 2008, and approximately 900,000 had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates beginning in 2008 through 2013. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance. To the extent that these options for our common stock are exercised or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the future sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
Changes in foreign currency exchange rates or interest rates could reduce profitability.
A portion of the ARA we buy from DSM is denominated in euros. We expect that for fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 3.7 million euros at January 31, 2008. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 50 basis points.

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
In December 2007, we announced that we had entered into a tentative settlement of all claims in the class action litigation. If approved by the court, the settlement will result in the dismissal of the claims against all defendants. The proposed settlement of the class action will result in a cash payment to the settlement fund of $6 million, all of which will be paid by the Company’s insurance carrier. The parties have filed a motion in the federal court asking for approval of the proposed settlement. No assurances can be given that the settlement ultimately will be approved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
10.01	License and Supply Agreement, executed February 13, 2008 and effective January 1, 2008, by and between Numico Trading B.V. and the Company. * +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)
Date: March 11, 2008	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.01	License and Supply Agreement, executed February 13, 2008 and effective January 1, 2008, by and between Numico Trading B.V. and the Company. * +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.