Form 10-Q
period 2008-07-31
MARTEK BIOSCIENCES CORP
filed 2008-09-09
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares of Common Stock outstanding as of September 3, 2008 was 33,118,977.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended July 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
In thousands, except share and per share data	2008	2007
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$57,622	$16,973
Short-term investments and marketable securities	—	4,675
Accounts receivable, net	50,065	41,643
Inventories, net	113,116	109,409
Deferred tax asset	14,936	14,549
Other current assets	5,190	8,237

Total current assets	240,929	195,486

Property, plant and equipment, net	266,988	277,915
Deferred tax asset	23,486	36,757
Long-term auction rate security investments	14,660	—
Goodwill	51,592	51,564
Other intangible assets, net	32,046	34,320
Other assets, net	483	653

Total assets	$630,184	$596,695

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,900	$18,118
Accrued liabilities	22,327	25,154
Current portion of notes payable and other long-term obligations	368	1,012
Current portion of deferred revenue	3,168	1,857

Total current liabilities	41,763	46,141

Long-term debt under revolving credit facility	—	—
Notes payable and other long-term obligations	888	9,310
Long-term portion of deferred revenue	9,409	9,517

Total liabilities	52,060	64,968

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,053,577 and 32,335,622 shares issued and outstanding, respectively	3,305	3,234
Additional paid-in capital	550,380	530,575
Accumulated other comprehensive (loss) income	(479)	203
Retained earnings (accumulated deficit)	24,918	(2,285)

Total stockholders’ equity	578,124	531,727

Total liabilities and stockholders’ equity	$630,184	$596,695

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
Unaudited - In thousands, except per share data	2008	2007	2008	2007

Revenues:
Product sales	$83,481	$74,476	$249,965	$213,524
Contract manufacturing sales	4,922	3,370	12,045	11,269

Total revenues	88,403	77,846	262,010	224,793

Cost of revenues:
Cost of product sales	47,334	44,217	143,010	133,003
Cost of contract manufacturing sales	4,374	3,681	10,826	11,296

Total cost of revenues	51,708	47,898	153,836	144,299

Gross margin	36,695	29,948	108,174	80,494

Operating expenses:
Research and development	6,278	6,576	19,078	18,551
Selling, general and administrative	13,554	11,563	40,769	32,683
Amortization of intangible assets	1,919	1,602	5,475	4,521
Restructuring charge	—	146	—	747
Other operating expenses	341	156	590	1,252

Total operating expenses	22,092	20,043	65,912	57,754

Income from operations	14,603	9,905	42,262	22,740

Interest and other income, net	447	249	1,278	802
Interest expense	(110)	(537)	(415)	(1,964)

Income before income tax provision	14,940	9,617	43,125	21,578
Income tax provision	5,608	3,491	15,922	7,833

Net income	$9,332	$6,126	$27,203	$13,745

Net income per share
Basic	$0.28	$0.19	$0.83	$0.43

Diluted	$0.28	$0.19	$0.82	$0.42

Weighted average common shares outstanding
Basic	33,016	32,273	32,892	32,231
Diluted	33,408	32,519	33,235	32,463
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
Unaudited - In thousands, except share data	Shares	Amount	Capital	(Loss) Income	Deficit)	Total

Balance at October 31, 2007	32,335,622	$3,234	$530,575	$203	$(2,285)	$531,727

Issuance of shares related to OmegaTech contingent purchase price	340,946	34	10,130	—	—	10,164
Issuance of common stock under employee stock plans	377,009	37	5,985	—	—	6,022
Equity-based compensation	—	—	2,469	—	—	2,469
Tax benefit of exercise of non-qualified stock options and vesting of restricted stock units	—	—	1,221	—	—	1,221
Net income	—	—	—	—	27,203	27,203
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of ($313)	—	—	—	(553)	—	(553)
Realized gain on exchange rate forward contract, net of tax of $(144)	—	—	—	(254)	—	(254)
Unrealized gain on exchange rate forward contract, net of tax of $69	—	—	—	125	—	125

Comprehensive income						26,521

Balance at July 31, 2008	33,053,577	$3,305	$550,380	$(479)	$24,918	$578,124

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
Unaudited - In thousands	2008	2007

Operating activities

Net income	$27,203	$13,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,502	19,265
Deferred tax provision	15,127	7,423
Equity-based compensation expense	2,464	2,120
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	(1,221)	(339)
Loss from disposal and write-down of assets and other	487	591
Changes in operating assets and liabilities:
Accounts receivable	(8,422)	(4,794)
Inventories	(3,701)	1,090
Other assets	3,012	3,842
Accounts payable	(2,219)	(11,663)
Accrued liabilities	6,683	(9,589)
Deferred revenue and other liabilities	1,024	(168)

Net cash provided by operating activities	61,939	21,523

Investing activities

Purchase of investments and marketable securities	(16,925)	—
Sale and maturities of investments and marketable securities	6,075	6,850
Expenditures for property, plant and equipment	(5,587)	(5,110)
Proceeds from sale of fluorescent detection products business	—	900
Repurchase from sale-leaseback transaction	—	(3,910)
Capitalization of intangible assets	(3,208)	(4,806)

Net cash used in investing activities	(19,645)	(6,076)

Financing activities

Repayments of notes payable and other long-term obligations	(8,888)	(759)
Repayments under revolving credit facility, net	—	(19,000)
Proceeds from the issuance of common stock under employee stock plans	6,022	1,870
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	1,221	339

Net cash used in financing activities	(1,645)	(17,550)

Net increase (decrease) in cash and cash equivalents	40,649	(2,103)
Cash and cash equivalents, beginning of period	16,973	15,578

Cash and cash equivalents, end of period	$57,622	$13,475

Supplemental cash flow disclosures:
Interest paid	$413	$2,110
Income taxes paid	$795	$410
Issuance of shares related to OmegaTech contingent purchase price	$10,164	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2007.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Certain infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $300,000 and $1.8 million in the three and nine months ended July 31, 2008, respectively, and $1.1 million and $3.4 million in the three and nine months ended July 31, 2007, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs The Company accounts for income and costs related to shipping activities in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of product sales. Shipping and handling costs were approximately $700,000 and $1.8 million in the three and nine months ended July 31, 2008, respectively, and $600,000 and $1.2 million in the three and nine months ended July 31, 2007, respectively.
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
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of July 31, 2008, outstanding forward contracts had notional values aggregating approximately 5.3 million euros (equivalent to $8.3 million at July 31, 2008).

Research and Development Research and development costs are charged to operations as incurred. These costs include internal labor, materials and overhead expenses associated with the Company’s ongoing research and development activity as well as third-party costs for contracted work and clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print, television and internet-based advertising, were approximately $800,000 and $2.0 million in the three and nine months ended July 31, 2008, respectively, and $800,000 and $2.1 million in the three and nine months ended July 31, 2007, respectively.
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
The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective November 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not to be sustained upon examination by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations. Pursuant to FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. As of November 1, 2007, the Company’s total gross unrecognized tax benefit was approximately $700,000, all of which would affect the effective income tax rate if recognized. Interest and penalties accrued as of November 1, 2007, net of related benefit, was less than $100,000. During the nine months ended July 31, 2008, the Company has recognized approximately $600,000 of additional expenses related to income tax uncertainties. During this period, there have been no material changes in interest and penalties accrued. The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to fiscal 1991, some elements of income tax returns back to fiscal 1991 are subject to examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months as various uncertainties are resolved. The Company cannot reasonably estimate the range of potential outcomes.
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
Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at July 31, 2008 and October 31, 2007. See Note 3 for discussion of auction rate securities.
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
2. DSM SUPPLY AND LICENSE AGREEMENT
In April 2004, the Company entered into an agreement with DSM extending the existing relationship between the two companies involving the production and supply of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, this agreement provided for the grant to the Company by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. Under the agreement, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted primarily for current year volume and cost expectations and, to a limited extent, adjusted for certain current year actual expenses.
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to Martek for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for Martek during calendar years 2007 and 2008. As part of the 2006 Amendment, Martek guaranteed the recovery of certain costs incurred by DSM in connection with the Belvidere, New Jersey and Capua, Italy expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. The guarantee amount payable, if any, would be credited against a portion of DSM invoices for purchases made after the Recoupment Period. In May 2008, the Company and DSM entered into an amendment to the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, Martek will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of July 31, 2008, the value of the remaining calendar 2008 and 2009 minimum purchase quantities is approximately $94.7 million with such minimum volumes approximating the amounts expected to be purchased by Martek during the respective periods in the normal course of business.
3. INVESTMENTS
At July 31, 2008 and October 31, 2007, the Company’s investments, which totaled $14.7 million and $4.7 million, respectively, consisted of auction rate securities (“ARS”) whose underlying assets are student loans guaranteed by the federal government. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 15 to 35 years. Since February 2008, as a result of current negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.
The Company accounts for these securities as available-for-sale investments. Prior to February 2008, the acquisition cost of the Company’s auction rate securities approximated fair value due to the frequent resetting of the interest rate upon settlement of the auction. While Martek continues to receive interest payments on these investments involved in failed auctions, the Company believes that the estimated fair value of these ARS no longer approximates par value. The Company estimated the fair value of these securities using broker valuations and internally-developed discounted cash flow analyses. These analyses are subject to management’s estimates of the future and consider, among other items, the creditworthiness of the issuer, the collateralization underlying the securities, and the timing of expected future cash flows. Based on the estimated fair value of the ARS, during nine months ended July 31, 2008, Martek recorded an unrealized loss on these securities of $866,000 ($553,000, net of income tax benefit) in other comprehensive income, reflecting the decline in the estimated fair value of these securities.

As of July 31, 2008, the Company believes that the unrealized losses in the ARS are temporary. In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities, and our ability and intent to hold these investments until the anticipated recovery in market value occurs. Due to the Company’s belief that the market for these ARS may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on the accompanying balance sheet as of July 31, 2008. The Company continues to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses in other comprehensive income. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.
4. INVENTORIES
Inventories consist of the following (in thousands):

	July 31,	October 31,
	2008	2007

Finished goods	$37,423	$57,852
Work in process	72,438	48,721
Raw materials	3,255	2,836

Inventories, net	$113,116	$109,409

ARA purchases from DSM are considered work in process inventory upon receipt. The significant increase in work in process from October 31, 2007 is largely a result of the timing of such ARA receipts.
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	July 31,	October 31,
	2008	2007

Land	$2,320	$2,320
Building and improvements	64,496	63,892
Machinery and equipment	260,073	256,739
Furniture and fixtures	2,841	3,143
Computer hardware and software	15,821	13,929

	345,551	340,023
Less: accumulated depreciation and amortization	(85,961)	(70,459)

	259,590	269,564
Construction in progress	7,398	8,351

Property, plant and equipment, net	$266,988	$277,915

Assets available for commercial use that were not in productive service had a net book value of $38.8 million and $71.8 million at July 31, 2008 and October 31, 2007, respectively. Depreciation as well as certain other fixed costs related to such idle assets is recorded as idle capacity costs and included within cost of product sales in the accompanying consolidated statements of income. Idle capacity costs totaled $1.4 million and $4.9 million for the three and nine months ended July 31, 2008, respectively, and $1.8 million and $5.8 million for the three and nine months ended July 31, 2007, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	July 31, 2008			October 31, 2007
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,144	$(810)	$1,334	$2,098	$(691)	$1,407
Patents	24,253	(9,129)	15,124	22,226	(5,594)	16,632
Core technology	1,708	(655)	1,053	1,708	(569)	1,139
Current products	10,676	(4,474)	6,202	10,676	(3,940)	6,736
Licenses	11,994	(3,661)	8,333	10,996	(2,590)	8,406

	50,775	(18,729)	32,046	47,704	(13,384)	34,320

Goodwill	51,592	—	51,592	51,564	—	51,564

	$102,367	$(18,729)	$83,638	$99,268	$(13,384)	$85,884

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $1.8 million and $5.1 million in the three and nine months ended July 31, 2008, respectively, and approximately $1.6 million and $4.4 million in the three and nine months ended July 31, 2007, respectively, related to assets supporting the Company’s commercial products. Included in amortization of intangible assets is approximately $200,000 and $400,000 in the three and nine months ended July 31, 2008, respectively, and approximately $40,000 and $100,000 in the three and nine months ended July 31, 2007, respectively, related to assets supporting the Company’s research and development initiatives. Based on the current amount of intangible assets subject to amortization, the estimated total amortization expense for fiscal 2008 will be approximately $7.1 million, for fiscal 2009 will be approximately $5.4 million, for fiscal 2010 will be approximately $4.1 million, for fiscal 2011 will be approximately $3.7 million and for fiscal 2012 will be approximately $3.0 million. As of July 31, 2008, the weighted average remaining useful lives of the Company’s patents, current products and licenses are 7 years, 9 years and 10 years, respectively.
7. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. There were no amounts outstanding under the credit facility in the nine months ended July 31, 2008. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the three and nine months ended July 31, 2008 and 2007. The commitment fee rate is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of July 31, 2008, the Company was in compliance with all of these debt covenants.
During the three and nine months ended July 31, 2008, the Company incurred interest on borrowings of approximately $100,000 and $400,000, respectively, and recorded amortization of related deferred financing fees of approximately $50,000 and $100,000, respectively. During the three and nine months ended July 31, 2007, the Company incurred interest on borrowings of approximately $600,000 and $2.1 million, respectively, and recorded amortization of related deferred financing fees of approximately $50,000 and $100,000, respectively.
During the three months ended July 31, 2008, the Company repaid in full $7.8 million and $600,000 of principal due under notes payable with originally scheduled maturities of December 2008 and April 2015, respectively.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at July 31, 2008 and October 31, 2007 approximate their fair values based on instruments of similar terms available to the Company.

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
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of July 31, 2008, the patents being defended had a net book value of approximately $6.3 million, which will be amortized over a remaining period of approximately four years.
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
9. STOCKHOLDERS’ EQUITY
The Company granted 223,143 restricted stock units during the nine months ended July 31, 2008, which generally vest over periods of up to 62 months from the date of grant. The total fair value of the restricted stock units granted of $7.3 million was based on fair market value on the date of grant.
The Company granted 18,094 stock options during the nine months ended July 31, 2008. Based upon the Black-Scholes-Merton valuation model, such stock options had a total fair market value of $150,000.
The Company recognized approximately $1.0 million and $2.5 million in the three and nine months ended July 31, 2008, respectively, and $600,000 and $2.1 million in the three and nine months ended July 31, 2007, respectively, in compensation cost related to employee stock plans. Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods presented.

As of July 31, 2008, there was approximately $10.1 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2013 with a weighted average recognition period of approximately two years.
As of July 31, 2008, there was approximately $400,000 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.
10. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Net income	$9,332	$6,126	$27,203	$13,745

Weighted average shares outstanding, basic	33,016	32,273	32,892	32,231
Effect of dilutive potential common shares:
Stock options	309	205	268	211
Restricted stock units	83	41	75	21

Total dilutive potential common shares	392	246	343	232

Weighted average shares outstanding, diluted	33,408	32,519	33,235	32,463

Net income per share, basic	$0.28	$0.19	$0.83	$0.43

Net income per share, diluted	$0.28	$0.19	$0.82	$0.42

Stock options to purchase approximately 1.5 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2008, and stock options to purchase approximately 2.4 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2007, because the effects would have been antidilutive.
11. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and nine months ended July 31, 2008 and 2007 were as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Net income, as reported	$9,332	$6,126	$27,203	$13,745

Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of $(15), $—, $(313) and $—, respectively	(27)	—	(553)	—
Realized loss (gain) on exchange rate forward contract, net of tax of $5, $—, $(144) and $(116), respectively	8	—	(254)	(195)
Unrealized gain on exchange rate forward contract, net of tax of $41, $—, $69 and $14, respectively	74	—	125	24

Comprehensive income	$9,387	$6,126	$26,521	$13,574

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

We have entered into license agreements with many infant formula manufacturers, who collectively represent approximately 70% of the estimated $8.5 to $9.5 billion worldwide wholesale market for infant formula and nearly 100% of the estimated $3.0 to $3.5 billion U.S. wholesale market for infant formula, including the wholesale value of Women, Infant & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Our licensees are now selling infant formula products containing our oils collectively in over 70 countries. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to three years, as well as pregnant and nursing women.
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
For the nine months ended July 31, 2008, we recognized approximately $27.2 million of net income on revenues of $262.0 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
RECENT HIGHLIGHTS
During the third quarter of fiscal 2008, several new products containing Martek’s life’sDHA™ were launched as follows:
Food and Beverage Products
•	Starbucks’ Apple Bran Muffin and Baked Berry Stella with life’sDHA™ (United States)

•	The J.M. Smuckers Company’s Crisco® Puritan® Canola Oil with Omega-3 DHA with life’sDHA™ (United States)

•	Cabot Creamery Cooperative’s 50% Reduced Fat Cheddar with Omega-3 DHA with life’sDHA™ (United States)
Pregnancy and Nursing and Nutritional Supplement Products
•	Spectrum Organics’ Prenatal DHA for Pregnant and Nursing Mothers, Toddler DHA, Chewable Children’s DHA and Vegetarian DHA with life’sDHA™ (United States)

•	Walmark’s Pregnium prenatal supplement with life’sDHA™ (Czech Republic, Slovakia and Romania)

•	CVS Corporation’s Life Fitness™ Life’sDHA™ Multivitamins (3 new products in the United States)

•	CVS Corporation’s DHA Prenatal Supplement with life’sDHA™ (United States)

•	Walgreen’s Finest Natural™ DHA Complete with life’sDHA™ (United States)

•	Walgreen’s Prenatal + DHA with life’sDHA™ (United States)

MANAGEMENT OUTLOOK
We expect total revenues for the fourth quarter of fiscal 2008 to be between $87 million and $91 million. Fourth quarter infant formula revenue is projected to be between $74 million and $77 million; fourth quarter non-infant formula nutritional revenue is projected to be between $8 million and $9.5 million; fourth quarter other non-nutritional revenue is projected to be approximately $1.0 million and fourth quarter contract manufacturing revenue is projected to be between $3 million and $3.5 million. Fourth quarter gross margin is expected to be approximately 41.5%. Net income for the fourth quarter is projected to be between $8 million and $9 million, and diluted earnings per share are projected to be between $0.24 and $0.27.
For the full fiscal year 2008, we expect revenues to be between $349 million and $353 million, a projected increase over fiscal 2007 of between 14% and 15%. Net income for the full fiscal year 2008 is projected to be between $35.2 million and $36.2 million, and diluted earnings per share are projected to be between $1.06 and $1.09.
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
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted primarily for current year volume and cost expectations and, to a limited extent, adjusted for certain current year actual expenses. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As part of the 2006 Amendment, we guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. The guarantee amount payable, if any, would be credited against a portion of DSM invoices for purchases made after the Recoupment Period. In May 2008, we and DSM entered into an amendment to the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, we will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of July 31, 2008, the value of the remaining calendar 2008 and 2009 minimum purchase quantities is approximately $94.7 million with such minimum volumes approximating the amounts expected to be purchased by Martek during the respective periods in the normal course of business.
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
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Product sales	$83,481	$74,476	$249,965	$213,524
Contract manufacturing sales	4,922	3,370	12,045	11,269

Total revenues	$88,403	$77,846	$262,010	$224,793

Product sales increased $9.0 million or 12.1% in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased $36.4 million or 17.1% in the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. Product sales were comprised of the following (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Infant formula market	$74,815	$66,536	$223,483	$193,317
Food and beverage market	2,526	1,909	7,793	3,777
Pregnancy and nursing, nutritional supplement and animal feed markets	5,019	4,846	15,424	12,995
Non-nutritional products	1,121	1,185	3,265	3,435

Total product sales	$83,481	$74,476	$249,965	$213,524

Sales to the infant formula market during the three and nine months ended July 31, 2008 increased as compared to the three and nine months ended July 31, 2007 due to continued strong demand in both the U.S. and international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in the three and nine months ended July 31, 2008 compared to the same period of the prior fiscal year. In addition, sales into the pregnancy and nursing, nutritional supplement and animal feed markets increased in the three and nine months ended July 31, 2008 due to a continued overall expansion of Martek’s customer base in these markets.
Approximately 82% and 79% of our product sales in the three and nine months ended July 31, 2008, respectively, were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 55% of our sales to infant formula licensees for the three and nine months ended July 31, 2008 and 2007 relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of July 31, 2008, we estimate that formula supplemented with our oils had penetrated substantially all of the U.S. infant formula market.

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
Contract manufacturing sales revenues, totaling approximately $4.9 million and $12.0 million in the three and nine months ended July 31, 2008, respectively, and $3.4 million and $11.3 million in the three and nine months ended July 31, 2007, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The increases in contract manufacturing revenues in the three and nine months ended July 31, 2008 as compared to the three and nine months ended July 31, 2007 were primarily due to additional orders from one existing customer. Our contract manufacturing services continue to include only products with expected reasonable profit margins or those that we believe could have a strategic fit in the future.
As a result of the above, total revenues increased by $10.6 million or 13.6% in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased by $37.2 million or 16.6% in the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Cost of product sales	$47,334	$44,217	$143,010	$133,003
Cost of contract manufacturing sales	4,374	3,681	10,826	11,296

Total cost of revenues	$51,708	$47,898	$153,836	$144,299

Cost of product sales, including idle capacity costs, as a percentage of product sales decreased to 56.7% in the three months ended July 31, 2008 from 59.4% in the three months ended July 31, 2007 and decreased to 57.2% in the nine months ended July 31, 2008 from 62.3% in the nine months ended July 31, 2007. The decrease in the comparative three months was due primarily to reductions in our DHA costs (1.5%) due to productivity improvements and increased production capacity utilization, as well as reductions in ARA costs (1.5%). The decrease in the nine months was due largely to the same factors noted above and increases in product pricing (1%). Idle capacity costs were $1.4 million and $4.9 million in the three and nine months ended July 31, 2008, respectively, and $1.8 million and $5.8 million in the three and nine months ended July 31, 2007, respectively. Idle capacity costs represent certain fixed period costs associated with underutilized manufacturing capacity.
Cost of contract manufacturing sales, totaling $4.4 million and $10.8 million in the three and nine months ended July 31, 2008, respectively, and $3.7 million and $11.3 million in the three and nine months ended July 31, 2007, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs.
See “Management Outlook” for discussion of expected overall profit margins for the remainder of fiscal 2008.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007

Research and development	$6,278	$6,576	$19,078	$18,551
Selling, general and administrative	13,554	11,563	40,769	32,683
Amortization of intangible assets	1,919	1,602	5,475	4,521
Restructuring charge	—	146	—	747
Other operating expenses	341	156	590	1,252

Total operating expenses	$22,092	$20,043	$65,912	$57,754

Research and Development Our research and development costs decreased $300,000 or 4.5% in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased $500,000 or 2.8% in the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. The decrease in the comparable three months is due to the timing of certain outside clinical services performed, and the increase in the comparable nine months is primarily due to additional resources dedicated to the development of new food and beverage applications for life’sDHA™. In addition, our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (ii) improving manufacturing processes; and (iii) developing new products to expand our market offerings. We expect to continue to experience quarter-to-quarter fluctuations in research and development expenses primarily due to the timing of outside services, including third-party clinical trial services.
Selling, General and Administrative Our selling, general and administrative costs increased $2.0 million or 17.2% in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased $8.1 million or 24.7% in the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007. As a percentage of revenue, our selling, general and administrative expenses increased to 15.3% in the third quarter of fiscal 2008 from 14.9% in last year’s third quarter and increased to 15.6% in the nine months ended July 31, 2008 from 14.5% in the nine months ended July 31, 2007. The increases resulted from higher personnel costs driven by continued investment in new personnel needed to support our growth as well as an increase over last year associated with accruals of the year-end, variable component of Company-wide compensation resulting from our improved overall financial performance. In addition, we continue to incur costs for marketing initiatives, which vary based on the timing of such marketing campaigns, and which are mainly designed to increase sales to infant formula customers overseas and to grow DHA markets outside of infant formula.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $1.9 million and $5.5 million in the three and nine months ended July 31, 2008, respectively, and $1.6 million and $4.5 million in the three and nine months ended July 31, 2007, respectively. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further discussion of certain patent matters.
Other Operating Expenses We incurred other operating expenses of $300,000 and $600,000 in the three and nine months ended July 31, 2008, respectively, and $200,000 and $1.3 million in the three and nine months ended July 31, 2007, respectively. These costs in fiscal 2008 and 2007 primarily include contract manufacturing production trials and start-up costs incurred in the expanded utilization of our internal manufacturing facilities.
Interest and Other Income, Net
Interest and other income, net, increased by $200,000 in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and increased by $500,000 in the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007, due primarily to higher cash, cash equivalents and investment balances in the 2008 periods.
Interest Expense
Interest expense decreased by $400,000 in the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 and decreased by $1.5 million in the nine months ended July 31, 2008 as compared to the nine months ended July 31, 2007 due to reduced levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. Since October 31, 2007, there have been no amounts outstanding under our revolving credit facility. In addition, certain notes payable with originally scheduled maturity dates in 2008 and 2015 were repaid in full during the three months ended July 31, 2008. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision
The provision for income taxes reflected effective tax rates of 37.5% and 36.9% in the three and nine months ended July 31, 2008, respectively, and 36.3% in the three and nine months ended July 31, 2007. Increases to the Company’s effective tax rate during fiscal 2008 were caused by higher state income taxes.
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
Net Income
As a result of the foregoing, net income was $9.3 million in the three months ended July 31, 2008 as compared to net income of $6.1 million in the three months ended July 31, 2007 and net income was $27.2 million in the nine months ended July 31, 2008 as compared to net income of $13.7 million in the nine months ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;

•	proceeds from the sale of equity securities;

•	cash received from the exercise of stock options and warrants; and

•	debt financing.
At July 31, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $57.6 million as well as the $135 million available under our revolving credit facility. Cash and cash equivalents increased $40.6 million since October 31, 2007. During the nine months ended July 31, 2008, we generated $61.9 million in cash from operating activities. Capital expenditures during the nine months ended July 31, 2008 were $5.6 million, and repayments on notes payable of $8.9 million included prepayments on notes with originally scheduled maturities in 2008 and 2015. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. We expect that capital expenditures over the next 12 months will not exceed $20 million.
At July 31, 2008, our long-term investments totaled $14.7 million and consisted of auction rate securities whose underlying assets are student loans guaranteed by the federal government. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 15 to 35 years. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. Given our strong liquidity position and expected operating cash flows, we have the ability to execute our business plan without the use of such funds and intend to hold these securities until conditions improve.
Since our inception, we have raised approximately $430 million from public and private sales of our equity securities, as well as from option and warrant exercises. In August 2004, our shelf registration statement was declared effective by the Securities and Exchange Commission. The shelf registration statement, which expires December 1, 2008, enables us to raise funds through the offering of debt securities, preferred stock, common stock and warrants, as well as any combination thereof, from time to time and through one or more methods of distribution, in an aggregate amount of up to $200 million. In January 2005, we completed an underwritten public offering of 1,756,614 shares of our common stock at a price of $49.10 per share under the shelf registration statement. Remaining availability under the shelf registration statement is approximately $110 million.
The following table sets forth our future minimum payments under contractual obligations at July 31, 2008:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable (1)	$776	$137	$194	$77	$368
Borrowings under revolving credit facility	—	—	—	—	—
Operating lease obligations	3,419	1,115	1,903	130	271
Unconditional purchase obligations (2)	94,719	67,508	27,211	—	—

Total contractual cash obligations (3)	$98,914	$68,760	$29,308	$207	$639

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to minimum purchase commitment (see Note 2 to Consolidated Financial Statements).

(3)	The table above does not include uncertain tax payments of $1.3 million, the timing of which is uncertain.
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. There were no amounts outstanding under the revolving credit facility during the nine months ended July 31, 2008. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the three and nine months ended July 31, 2008. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of July 31, 2008, we were in compliance with all of these debt covenants.

We believe that the revolving credit facility, when combined with our cash and cash equivalents of $57.6 million on-hand at July 31, 2008, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months.
The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	our ability to operate profitably and generate positive cash flow;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with litigation to which we are a party;

•	the costs of and any capital requirements related to merger and acquisition activity; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.
A portion of the ARA we buy from DSM is denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for the remainder of fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At July 31, 2008, we had unrealized gains on such hedge instruments totaling approximately $70,000, net of income taxes. Fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 50 basis points.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at July 31, 2008, there was no variable-rate debt outstanding.
We have investments in auction rate securities at July 31, 2008 totaling $14.7 million, which are classified as available-for-sale and recorded at fair value. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the auction rate securities, during the nine months ended July 31, 2008, we recorded an unrealized loss on these securities of $866,000 ($553,000, net of income tax benefit), reflecting the decline in the estimated fair value of these securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of Martek Biosciences Corporation have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended July 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal hearing has been scheduled for March 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has or expects to have an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011. An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.
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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision.
We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. As discussed above, this appeal hearing is scheduled for March 2009.
With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The Patent Court held a hearing in August 2008, and has scheduled another hearing for September 2008. The patent will remain in full force and effect during the pendency of the appeal. Martek has also filed a correction trial with the Korean Intellectual Property Office in an attempt to amend the claims so that they may be more acceptable to the court.

Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed to the Patent Court in April 2007. The Patent Court ruled against Martek, and we appealed to the Korean Supreme Court in August 2008. The patent will remain in full force and effect during the pendency of the appeal process. Martek has also filed a correction trial with the Korean Intellectual Property Office in an attempt to amend the claims so that they may be more acceptable to the court.
Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. Evidence that Martek’s ARA oil was publicly available before the priority date of the patents has been provided to the EPO. An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent. Suntory has appealed, during which time the patent will remain in full force and effect. Hearings on the other European patent and on the Australian patent are expected in late 2008 or 2009.
Third parties have filed Requests for Reexamination (“Requests”) of ten of Martek’s U.S. patents. Seven of these Requests were filed by Lonza with respect to seven of Martek’s DHA patents and an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all ten of the Requests to initiate a Reexamination process. As a result of Reexamination, the claims of the subject patents can be upheld in their current form, amended, abandoned or cancelled. Four of the patents are likely to expire before the initial Reexamination process is complete. In the event that Martek elects to appeal an unfavorable decision regarding five of the remaining six patents, which are scheduled to expire between 2011 and 2014, it is likely that any such patent would expire before all appeal options were exhausted. Only one patent, which expires in 2018, is likely to be subject to the risk of a shortened term.
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
We rely on a substantial portion of our product sales to five of our existing customers. Approximately 79% of our product sales revenue during the nine months ended July 31, 2008 was generated by sales of DHA and ARA to five customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
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
Our continued success and growth depends upon achieving and maintaining a superior competitive position in the infant formula, supplement and food and beverage product markets. Potential competitors include companies such as BASF AG, DSM, Cargill Inc., Suntory Limited, Archer Daniels Midland Company, Lonza Group LTD, Nagase & Co. Ltd. and Ocean Nutrition. Many of these companies have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and/or ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, our patents expire, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
In addition to the Lonza and Nutrinova matters described below, we are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	The Ross Products Division of Abbott Laboratories, a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Ross Products has not announced any introduction of its oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2011, and while we are not aware of any plans by our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S.

•	Reliant Pharmaceuticals, which was acquired by GlaxoSmithKline, is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. Reliant Pharmaceuticals has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical applications using omega-3 fatty acids may be expected.

•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these efforts.

•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and China, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. These lawsuits are further described below in the risk factor regarding patent protection and in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA and other companies may be developing chemically synthesized DHA.

•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection against competitive products, our results of operations may be adversely affected.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2008 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire by 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2008 and 2021. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 350 issued patents and over 500 pending patent applications worldwide.
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

There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties, including:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal hearing has been scheduled for March 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has or expects to have an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011. An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.

•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill have filed oppositions against this divisional ARA patent. In light of this divisional ARA patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent is no longer in force and effect.

•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. Martek and Aventis have appealed. The appeal process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. This patent is directed to processes for fermenting Thraustochytrium and Schizochytrium under low chloride conditions and the resulting products. Nutrinova Nutrition Specialties & Food Ingredients GmbH is the only opponent, and has appealed. The appeal hearing is scheduled for October 2008.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 (the “‘281 Patent”) and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of the ‘281 Patent. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision.

•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. As discussed above, this appeal hearing is scheduled for March 2009.

•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The Patent Court held a hearing in August 2008, and has scheduled another hearing for September 2008. The patent will remain in full force and effect during the pendency of the appeal. Martek has also filed a correction trial with the Korean Intellectual Property Office in an attempt to amend the claims so that they may be more acceptable to the court.

•	Suntory has also initiated an invalidation case against our blended oil patent in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed to the Patent Court in April 2007. The Patent Court ruled against Martek, and we appealed to the Korean Supreme Court in August 2008. The patent will remain in full force and effect during the pendency of the appeal process. Martek has also filed a correction trial with the Korean Intellectual Property Office in an attempt to amend the claims so that they may be more acceptable to the court.

•	Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. Evidence that Martek’s ARA oil was publicly available before the priority date of the patents has been provided to the EPO. An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent. Suntory has appealed, during which time the patent will remain in full force and effect. Hearings on the other European patent and on the Australian patent are expected in late 2008 or 2009.

•	Third parties have filed Requests for Reexamination (“Requests”) of ten of Martek’s U.S. patents. Seven of these Requests were filed by Lonza with respect to seven of Martek’s DHA patents and an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all ten of the Requests to initiate a Reexamination process. As a result of Reexamination, the claims of the subject patents can be upheld in their current form, amended, abandoned or cancelled. Four of the patents are likely to expire before the initial Reexamination process is complete. In the event that Martek elects to appeal an unfavorable decision regarding five of the remaining six patents, which are scheduled to expire between 2011 and 2014, it is likely that any such patent would expire before all appeal options were exhausted. Only one patent, which expires in 2018, is likely to be subject to the risk of a shortened term.

•	There are additional intellectual property proceedings pending against Martek or that Martek has pending against third parties that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products, which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages, license disputed rights from third parties and/or cease selling the affected products. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of July 31, 2008, the net book value of our patent assets totaled $15.1 million, which includes approximately $6.3 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a remaining period of approximately four years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage market. To this end, we have signed license and supply agreements with several consumer food and beverage products companies. Our success in penetrating this market, however, is dependent upon these food and beverage customers introducing products that contain our nutritional oils into the marketplace and is further dependent upon the end consumer purchasing such products. Although some of our customers have launched food or beverage products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions. To date, our food and beverage customers have launched approximately 70 products containing our oils. Of the products launched, some have failed, but most have been successful. Despite this fact, food and beverage industry averages would continue to suggest that many of these products will not ultimately be successful in the marketplace. As such, the introduction of a product by our food and beverage customers does not guarantee that the supplemented product will remain on the market. If our food and beverage customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage market would be limited.

Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage market.
Due to the sensitivity of our oils to oxidation, it is possible that our oils may vary over time in such a way as to negatively affect the taste, smell and/or shelf stability of food and beverage applications. While we believe that the food and beverage market could be a large market for DHA supplementation with our DHA-S oil, the potential in this market would be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with, among other things, acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, including cereals, shelf stable beverages and certain types of nutritional bars for which DHA supplementation has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production and distribution processes, including the packaging, storage and handling of such products. To facilitate this, our customers may require us to meet certain enhanced specifications and standards, our compliance with which cannot be assured. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation, production and distribution issues over which we have little or no control.
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
To date, our DHA-S oil has received regulatory approval or is accepted for inclusion in foods and beverages, with certain country-specific limitations, in Australia, New Zealand, the European Community, the United States, Canada, Mexico, China, Japan and Israel. With respect to approvals in Europe and Israel, the use of our DHA-S is authorized as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes. We have been working to extend approval in Europe into additional food categories but thus far, we have been unsuccessful. We will continue efforts to extend food categories to which DHA-S oil can be added in Europe, but our ability to succeed in this regard is uncertain. In other parts of the world, laws and regulations with respect to the addition of our oils into foods and beverages are diverse and our ability to gain the necessary regulatory approvals is unclear. If we are unable to gain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
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
Market fluctuations in the availability and cost of raw materials and energy are beyond our control and may adversely impact our business.
Raw material and energy costs are a significant operating expense of our production facilities and we are dependent on outside suppliers for nearly all of our key raw material and energy needs. The prices and availability of raw materials and energy can be volatile and are susceptible to rapid and substantial changes due to factors beyond our control such as changing economic conditions, weather conditions and supply and demand considerations. A substantial decrease in the availability of raw materials and/or energy from the Company’s suppliers, the loss of a key supplier or a substantial increase in the cost of our raw materials and/or energy could adversely impact the Company’s results of operations.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. As of July 31, 2008, the Company had $38.8 million of production assets that are currently idle and are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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
We are aware that in Asia as well as other international markets, certain infant formula manufacturers incorporate very low levels or, at times, no ARA in their supplemented infant formulas. Furthermore, in most countries, there are significant disparities amongst infant formula manufacturers as to the levels of DHA and ARA in their respective products. A failure by one or more regulatory authorities to enact guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products or the issuance of regulatory guidelines that establish targeted levels of DHA and/or ARA in infant formula that are lower than levels currently being used could result in lower-potency formula products in specific affected countries, which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula that permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries. While the Codex Alimentarius Infant Formula Standard and the European Union and Australia/ New Zealand regulations all permit the optional addition of DHA and ARA in infant formula, there are no existing regulations in any country requiring the addition of DHA and ARA.
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
In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) regulations as required by the FDA. GMP regulations specify production and process controls, component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and in food and beverages, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant food and beverage, dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.
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
As of July 31, 2008, we had approximately $57.6 million in cash and cash equivalents as well as $135 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
To continue to fund our growth, we may pursue various sources of funding, which may include debt financing, equity issuances, asset-based borrowing, lease financing, and collaborative arrangements with partners. In September 2005, we amended and expanded our secured revolving credit facility to $135 million and extended the term until September 2010. This debt financing arrangement requires us to comply with financial covenants, which we may not be able to meet if demand for our products was to significantly decline, if there was a significant change in our financial position or if our cash needs are greater than we currently anticipate. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. In August 2004, our shelf registration statement was declared effective by the SEC. The shelf registration statement enables us to issue debt securities, preferred stock, common stock and warrants in the aggregate amount of up to $200 million, of which approximately $110 million is currently available for future issuance until the expiration of the shelf registration statement on December 1, 2008. Future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patent rights, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs, which may have a material adverse effect on our future business.
The market price of our common stock may experience a high level of volatility due to factors such as the volatility in the market for biotechnology stocks generally, and the short-term effect of a number of possible events.
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending July 31, 2008, our common stock traded between $38.55 and $24.18 per share. During the fifty-two week period ending July 31, 2007, our common stock traded between $30.84 and $19.64 per share. The following are examples of items that may significantly impact the market price for our common stock:
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
The market liquidity for our stock is relatively low. As of July 31, 2008, we had 33,053,577 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending July 31, 2008 was approximately 500,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of July 31, 2008, we had 33,053,577 shares of common stock and approximately 400,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 2.7 million shares of common stock. Of the stock options, substantially all were exercisable at September 3, 2008, and approximately 1.2 million had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates through 2013. Furthermore, we have filed a universal shelf registration statement with the SEC, which was declared effective in August 2004, pursuant to which we may issue debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock or common stock in an aggregate amount of up to $200 million, of which approximately $110 million is currently available through December 2008 for future issuance. To the extent that these options for our common stock are exercised, restricted stock units vest or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the future sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
Changes in foreign currency exchange rates or interest rates could reduce profitability.
A portion of the ARA we buy from DSM is denominated in euros. We expect that for fiscal 2008, approximately 25% of our ARA received from DSM will be subject to currency risk. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 5.3 million euros at July 31, 2008. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 50 basis points.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

10.01	Letter Agreement, effective May 21, 2008, by and between DSM Food Specialties B.V. and the Company.* +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date: September 9, 2008	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.01	Letter Agreement, effective May 21, 2008, by and between DSM Food Specialties B.V. and the Company.* +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was requested for certain portions of this agreement. The confidential portions were filed separately with the Commission.