Form 10-K
period 2008-10-31
MARTEK BIOSCIENCES CORP
filed 2008-12-29
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2008 was $1,145,427,729, based on the closing price of the Common Stock on The NASDAQ Global Market on April 30, 2008.
The number of shares of Common Stock outstanding as of December 18, 2008 was 33,150,519.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant’s 2008 fiscal year) are incorporated by reference into Part III of this Report.

MARTEK BIOSCIENCES CORPORATION
FORM 10-K
For The Fiscal Year Ended October 31, 2008

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
Adults may obtain DHA via a limited number of foods such as fish, eggs or organ meats. ARA may be obtained from foods such as red meats, fish and eggs. Pregnant women transfer DHA and ARA through the placenta to the fetus and lactating mothers pass DHA and ARA to infants through breast milk. While there are currently no universally recognized guidelines for daily consumption of DHA, several international scientific and health agencies have made recommendations for DHA and ARA consumption for infants and for DHA intake for pregnant and nursing women. A workshop in 1999 sponsored by the International Society for the Study of Fatty Acids and Lipids as well as others recommended that adults consume at least 220 mg of DHA daily. U.S. Department of Health and Human Services data indicate that dietary consumption of DHA is well below this level. We believe that greater recognition of this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. Recommendations for ARA consumption by adults have not been put forth and may not be necessary as adequate amounts of ARA are likely consumed in the typical adult diet.
Investigators at a number of research institutions, including the National Institutes of Health (“NIH”), have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We sponsor and participate with others in research to determine the benefit of DHA supplementation on cardiovascular health, Alzheimer’s disease and dementia. Additionally, Martek continues to support and provide oils for multiple ongoing clinical trials designed to further explore the benefits of DHA supplementation during pregnancy and nursing to assess the outcomes on both mother and child.
In May 2001, the Food and Drug Administration (“FDA”) completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. Since the first United States infant formula product introduction in February 2002, infant formulas supplemented with Martek’s DHA and ARA manufactured by six of our licensees have been sold in the United States: Mead Johnson Nutritionals under the Enfamil®LIPIL® brand; Abbott Laboratories under its Similac® ADVANCE® brand; Nestle under its Good Start® Supreme DHA & ARA brand; PBM Products Inc. under the brands Bright Beginnings™, Vermont Organics™ and under private label brands, including Wal-Mart Parent’s Choice™; Hain Celestial under the brand Earth’s Best®; and Nutricia North America under the brand Neocate®. These supplemented infant formulas include term, preterm, soy-based, specialty and toddler products. As of October 31, 2008, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.
We have entered into license agreements with over 30 infant formula manufacturers, who collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Our licensees are now selling infant formula products containing our oils collectively in over 75 countries. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to seven years of age and older, as well as pregnant and nursing women.

In addition to the DHA we sell for use in infant formula, Martek has developed certain separate and distinct DHA technology, which we refer to as DHA-S, that is derived from a different algal strain than our DHA authorized for addition to infant formula. We have received a favorable review by the FDA of our GRAS notification for the use of DHA-S in food and beverage applications in the U.S. and have received similar approvals in Canada. We have also received authorization from the Ministry of Health in China (subject to certain conditions) and the Australia New Zealand Food Authority for the use of DHA-S oil in all foods and authorization from the European Commission and Israel for the use of our DHA-S oil as a novel food ingredient. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community and Israel. DHA algal oil is also regarded as a traditional food in Japan and, as such, is acceptable for use in foods and beverages and dietary supplements.
We are currently selling DHA-S products into the dietary supplement, food and beverage, pregnancy and nursing and animal feed markets domestically and internationally. Furthermore, we have signed DHA license and supply agreements with several large food and beverage companies, many of whom have launched products containing Martek’s DHA. Our infant formula DHA and our DHA-S are each marketed under the brand life’sDHA™. To date, over 100 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations. Certain of our DHA license and supply agreements with major consumer food products companies establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time.
CONTRACT MANUFACTURING
We provide certain contract manufacturing services at our Kingstree, South Carolina facility. The facility’s large fermentation capacity and numerous types of recovery equipment allow us to customize production processes for our customers and produce at significant volumes. Our contract manufacturing services are particularly well-suited for the contracted production of enzymes, specialty chemicals, vitamins and agricultural specialty products. During fiscal 2009, the Company anticipates reducing the scope of its contract manufacturing activities focusing more of its resources on the Company’s higher margin nutritional oils business.
PRODUCTS AND PRODUCT CANDIDATES
NUTRITIONAL OILS — INFANT FORMULA APPLICATIONS
Certain microalgae and fungi produce large quantities of oils and fats containing long-chain polyunsaturated fatty acids, known as LCPUFAs, that are important to human nutrition and health. We have identified strains of microalgae that produce oils rich in DHA and have developed the means to grow them by fermentation. In addition, we have isolated and cultured a strain of fungus that produces large amounts of ARA.
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
Fish oils can also be used for DHA supplementation in infant formula. However, we believe that for a number of reasons our DHA oil is more desirable for infant formula applications than fish oil or other sources of DHA. Our oils are derived from a vegetarian source and are grown under tightly controlled conditions. As a result, Martek oils do not contain contaminants such as methylmercury, polychlorinated biphenyls (“PCBs”) and dioxins that may be found in certain fish oils. Our oils do not contain significant quantities of eicosapentaenoic acid (“EPA”), an omega-3 fatty acid found in fish oil which certain studies indicate is not appropriate for consumption by infants in high levels. Both algal and fish oils contain DHA and are in the form of easily digestible triglycerides similar to the major form found in breast milk. Martek oils have the further benefit, however, of higher oxidative stability and longer shelf life than certain fish oils. A study testing the benefits of DHA supplemented infant formula in premature infants conducted by Dr. M. T. Clandinin and others published in April 2005 in The Journal of Pediatrics directly compared infant formula supplemented with DHA from Martek oils to a formula supplemented with DHA from fish oil as well as unsupplemented formula. Both supplemented formulas also contained Martek ARA. The study demonstrated that infants fed algal DHA supplemented formula for twelve months “achieved body weights and lengths comparable to breastfed infants by 18 months after term, whereas infants fed unsupplemented formulas or formulas with DHA from fish oil did not.”

Although not all experts agree on the essentiality of DHA and ARA for infants, the following studies show the benefits of including DHA and ARA in the infant diet:
•	A study reported by Dr. C. Henriksen and others published in June 2008 in the journal Pediatrics evaluated the effect of enriching human milk with DHA and ARA to be fed to premature infants. The results showed that infants receiving the DHA/ARA enriched human milk demonstrated better recognition memory and had higher problem solving scores at six months than the non-enriched milk group. Martek’s life’sDHA™ was used in this study.
•	A study reported by Dr. S. Innis and Dr. R. Friesen published in March 2008 in the American Journal of Clinical Nutrition examined visual acuity in infants whose mothers received DHA supplementation during pregnancy. The results of the study showed that infants from mothers who received DHA supplementation exhibited a better visual response than those from mothers who received placebo. Martek’s life’sDHA™ was used in this study.
•	An independent report by Dr. J. Jacobson and others published in March 2008 in the Journal of Pediatrics evaluating the role of LCPUFAs on infant development indicated that higher cord blood DHA was associated with longer gestation and better visual acuity and cognitive function in these infants. The authors noted the importance of DHA during the third trimester of pregnancy.
•	An independent study reported by Dr. E. Birch and others published in May 2007 in Early Human Development reported the results of a comparison between children who were breastfed as infants to both children who as infants used DHA and ARA supplemented formula and children who as infants used formula not supplemented with DHA and ARA. The results indicated that children who received the supplemented formula had visual and verbal IQ scores that did not differ significantly from children who had been breastfed and such scores were better than children who received unsupplemented formula. Martek’s oils were used in the study. This was a follow up to a study by Dr. E. Birch and others published in 2000 in Developmental Medicine & Child Neurology, which noted the results of a National Institutes of Health (“NIH”)-sponsored study that showed a significant improvement in mental development in term infants given a commercially available infant formula supplemented with Martek DHA™ and ARA compared to infants fed the same formula, but without DHA and ARA. In the double-blind study, infants fed the diet supplemented with our oils showed, at 18 months of age, a mean increase of 7 points on the Mental Development Index (“MDI”) of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.”
•	A study reported by Dr. N. Pastor and others published in November 2006 in Clinical Pediatrics found that infants fed a formula containing 17 mg DHA and 34 mg ARA per 100 kcal had fewer episodes of bronchiolitis and bronchitis at ages 5, 7, and 9 months compared to infants receiving control formula not containing these added LCPUFAs. This study used Martek’s oils.
•	A study reported by Dr. C. Agostoni and others published in March 2006 in Developmental Medicine & Child Neurology found that in children with the rare genetic disorder phenylketonuria (“PKU”), the addition of DHA in formula was associated with improved visual scores. This study used Martek’s oils.
•	A study reported by Dr. S. Hart and others published in August 2005 in the Journal of Pediatric Psychology revealed a positive correlation between DHA levels in breast milk and newborn neurobehavioral function. The study analyzed the DHA content of breast milk collected from 20 breastfeeding mothers nine days after delivery. At the same time, their infants were tested for neurobehavioral functioning using the Brazelton Neonatal Behavioral Assessment Scale (“NBAS”), a commonly used behavioral test. An analysis of this test revealed a positive correlation between DHA levels in the mother’s breast milk and the child’s NBAS score.
•	A study reported by Dr. E. Birch and others published in April 2005 in the American Journal of Clinical Nutrition found that DHA and ARA supplementation of term infant formula during the first year of life resulted in improved visual function in 12-month old infants compared to those without supplementation. This study used Martek’s oils.
•	A summary of four randomized control trials reported by Dr. S. Morale and others published in February 2005 in Early Human Development showed a continued benefit to visual development as the result of DHA and ARA supplementation in formula-fed infants throughout the first year of life.
•	A study reported by Dr. D. Hoffman and others published in the June 2003 issue of The Journal of Pediatrics reported that infants who were breastfed from birth to between four and six months of age and then weaned onto formula supplemented with DHA and ARA experienced significantly improved visual development at one year of age compared to infants who were breastfed and then weaned onto formula without DHA and ARA. This study used Martek’s oils.
•	A study reported by Dr. E. Birch and others published in March 2002 in the American Journal of Clinical Nutrition found that infants who were breastfed for six weeks and then weaned to DHA and ARA supplemented infant formula had significantly better visual acuity at 17, 26 and 52 weeks of age and significantly better stereoacuity at 17 weeks of age than infants who were weaned to non-supplemented formula. This study used Martek’s oils.

DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by several expert panels, including: the United Nations Food and Agricultural Organization and the World Health Organization (“FAO/WHO”); International Society for the Study of Fatty Acids and Lipids sponsored workshop panel; an expert panel sponsored by the Child Health Foundation; and the British Nutrition Foundation (“BNF”). Other expert groups making recommendations regarding the addition of DHA and ARA to infant formula include:
•	Global Standard for the Composition of Infant Formula: Recommendations of an ESPGHAN [European Society for Paediatric Gastroenterology, Hepatology and Nutrition] Coordinated International Expert Group, authored by Dr. B. Koletzko and others published in Journal of Pediatric Gastroenterology and Nutrition in November 2005, in which the International Expert Group, in view of beneficial effects, supported the optional addition of LCPUFAs to infant formula. Their guidelines specify that the optional addition of DHA should not exceed 0.5% of total fat; ARA contents should be at least the same concentration as DHA; and the EPA content should not exceed that of DHA.
•	Feeding Preterm Infants After Hospital Discharge: A Commentary by the ESPGHAN Committee on Nutrition, authored by Dr. P. Aggett and others published in Journal of Pediatric Gastroenterology and Nutrition in May 2006. The ESPGHAN Committee on Nutrition reviewed available evidence and established recommendations for feeding preterm infants after hospital discharge. The Committee recommended that formula-fed infants born prematurely should receive infant formula that provides LCPUFAs for optimal growth and development. Martek DHA and ARA are LCPUFAs added to preterm and term infant formula in the U.S. and worldwide.
Our sales of nutritional oils for infant formula were approximately $300.7 million, $265.6 million and $240.5 million in fiscal 2008, 2007 and 2006, respectively, which represents 89%, 91% and 94% of total product sales, respectively. Mead Johnson Nutritionals accounted for approximately 36%, 42% and 45% of our total product sales in fiscal 2008, 2007 and 2006, respectively. Abbott Laboratories accounted for approximately 19%, 18% and 16% of our total product sales in fiscal 2008, 2007 and 2006, respectively. Nestle accounted for approximately 12%, 11% and 12% of our total product sales in fiscal 2008, 2007 and 2006, respectively. Wyeth accounted for approximately 9%, 9% and 10% of our total product sales in fiscal 2008, 2007 and 2006, respectively. In addition, due to the success of supplemented infant formula, several of our licensees are selling extension products containing our oils beyond infant formula that are targeted for children ages nine months to seven years of age and older.
NUTRITIONAL OILS — NON-INFANT FORMULA APPLICATIONS
Applications for Pregnant and Nursing Women
DHA is transferred from the mother to the fetus during pregnancy and particularly during the last trimester. Following birth, the mother transfers DHA to her newborn through breast milk. Therefore, an adequate intake of DHA during pregnancy and nursing is thought to be important and many public health agencies such as the World Health Organization (“WHO”) and International Society for the Study of Fatty Acids and Lipids (“ISSFAL”) have made recommendations for DHA intake during the perinatal period. In addition, other experts have specified certain minimum levels of LCPUFA intake during pregnancy as follows:
•	During the PeriLip meeting, a European Union supported Consensus Conference on “Dietary Fat Intake During the Perinatal Period” (September 2005, Germany), the following recommendation was made regarding DHA consumption: “Pregnant and lactating women should aim to achieve a dietary intake of n-3 LCPUFA [omega-3 long-chain polyunsaturated fatty acid] that supplies a DHA intake of at least 200 mg/day.” These recommendations and overall results of the PeriLip project were published in the British Journal of Nutrition (November 2007).
•	A consensus report by Dr. B. Koletzko and others published in January 2008 in the Journal of Perinatal Medicine recorded the recommendations of international experts in maternal and pediatric nutrition regarding the importance of LCPUFAs. The committee recommended that “pregnant and lactating women should aim to achieve an average daily intake of at least 200 mg DHA.” When breastfeeding is not possible for a term infant, the committee recommended use of “an infant formula providing DHA at levels between 0.2 and 0.5 weight percent of total fat, and with the minimum amount of ARA equivalent to the contents of DHA.”
•	The September 2007 issue of the Journal of the American Dietetic Association included a position statement from the American Dietetic Association and Dietitians of Canada regarding dietary fatty acids. The groups emphasized the importance of DHA during pregnancy, lactation, and infancy and its particular importance for neural development and function. The groups also reviewed the importance of long-chain omega-3 fatty acids for health and recommend that adults consume 500 mg of long-chain omega-3 fatty acids daily.
Supplementation of breastfeeding mothers with DHA has shown to increase the level of DHA found in breast milk. Studies have shown a benefit for breastfed infants of DHA-supplemented mothers as indicated below:
•	A study reported by Dr. C. Jensen and others published in July 2005 in the American Journal of Clinical Nutrition noted that infants of mothers who supplemented with life’sDHA™ while breastfeeding had improved psychomotor skills at 2 1/2 years of age. The study revealed that children of DHA-supplemented mothers scored significantly higher on the Bayley Psychomotor Development Index (PDI), when compared to the children of the non-supplemented breastfeeding mothers. The study also confirmed that DHA supplementation while breastfeeding effectively increases DHA levels in the mother’s milk as it noted that the mothers supplemented with DHA had 75% more DHA in their breast milk than the control group and their infants had 35% higher DHA blood levels than the control group infants. This study was partially funded by Martek.
•	A study published by Dr. J. Cohen and others in November 2005 in the American Journal of Preventive Medicine provided a statistical analysis of many studies which had examined maternal fatty acid intake and effect on infant development. The results of the analysis showed that increases in maternal DHA intake are associated with modest improvements in child IQ.
Additional research is underway to further evaluate DHA supplementation during pregnancy and nursing. We are currently providing DHA oils to multiple researchers who are evaluating potential benefits of maternal DHA supplementation during pregnancy and nursing on pregnancy outcomes and infant development.

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
Cognitive Function
DHA and cognitive function in adults — Discussed below are the findings of several published studies and papers that highlight potential benefits of DHA on neurological health as well as on the risk of Alzheimer’s disease and age-related dementia.
•	A pre-clinical study reported by Dr. Q. Ma and others published in December 2007 in the Journal of Neuroscience reported that DHA was found to decrease an important risk factor for late-onset Alzheimer’s disease. Using a mouse model, a diabetic rat model and cultured human cells, the study found that DHA increases the production of LR11, a protein vital to clearing the brain of the enzymes that make the beta amyloid plaques that are thought to cause Alzheimer’s disease. The investigators used Martek’s life’sDHA™ for a portion of the research.
•	An independent study reported by Dr. R. McNamara and others published in July 2007 in the Society of Biological Psychiatry found a deficit in the total fatty acid composition of the orbitofrontal cortex and found a selective deficit in the level of DHA compared with controls in brain examinations of postmortem patients who had been diagnosed with major depression compared with controls. These findings show a correlation between low tissue levels of DHA and neuropsychiatric diseases such as depression.
•	A study published by Dr. K. Green and others in April 2007 in The Journal of Neuroscience used a transgenic mouse model of Alzheimer’s disease to show that supplementation with DHA reduced the accumulation of both amyloid-beta and tau, two indicators of the disease in humans. This study used Martek’s DHA oils and funding for the study was provided by Martek.
•	A study published by Dr. E. Schaefer and others in November 2006 in the Archives of Neurology investigated the relationship of blood DHA levels and the development of dementia in a prospective follow-up study of the participants in the Framingham Heart Study. The results of the study noted that subjects with the highest levels of plasma DHA (top 20%) had a significant reduction in the risk of developing dementia from all causes. The study was partially funded by Martek.
•	The results of an in vitro study conducted by Dr. S. Florent and others published in November 2005 in the Journal of Neurochemistry notes that DHA enrichment likely induces changes in neuronal membrane properties that may assist in the prevention of Alzheimer’s disease and other neurodegenerative diseases.
•	The results of an in vitro study conducted by Dr. W. Lukiw and others published in October 2005 in the Journal of Clinical Investigation suggest that DHA intake could benefit people with Alzheimer’s disease by lowering the accumulation of amyloid-B peptides, which are associated with brain aging and Alzheimer’s.
•	In vitro research conducted by Dr. N. Bazan and published in August 2005 in Molecular Neurobiology reported on a metabolite of DHA that appears to have a protective role in neural cell survival and Alzheimer’s disease.
•	A scientific review on DHA performed by Dr. J. Marszalek and Dr. H. Lodish published in June 2005 in Annual Review of Cell and Developmental Biology suggests the significant role that DHA plays in the maintenance of normal neurological function.
•	The Agency for Healthcare Research and Quality (“AHRQ”) of the United States Department of Health and Human Services issued in February 2005 a report on the effects of omega-3 fatty acids on cognitive function with respect to persons experiencing aging, dementia and neurological diseases. They stated: “Total omega3 FA [omega-3 fatty acid] consumption and consumption of DHA (but not ALA [alpha-linolenic acid] or EPA) were associated with a significant reduction in the incidence of Alzheimer’s.”
•	In September 2004, Dr. F. Calon and others at the UCLA School of Medicine published the results of an animal study in the journal Neuron noting the effects of Martek’s DHA on the advancement of Alzheimer’s disease. The study found that a diet rich in DHA significantly lessened the memory loss and cell damage associated with Alzheimer’s disease in laboratory mice. In 2005, this laboratory extended their findings using DHA in the European Journal of Neuroscience. The authors reported how dietary essential fatty acids may influence cognition and Alzheimer’s disease risk.
•	In July 2003, the results of a study conducted by Dr. M.C. Morris and others published in the Archives of Neurology indicated that weekly consumption of fish and dietary intake of DHA, but not other omega-3 fatty acids, are associated with a reduced risk of Alzheimer’s disease by up to 60 percent. The study examined whether fish consumption and the associated intakes of omega-3 fatty acids would afford a protective effect against Alzheimer’s disease. The study showed that in those individuals consuming the highest amounts of dietary DHA, the risk of developing Alzheimer’s disease was reduced by up to 60 percent. The risk of developing Alzheimer’s disease was not correlated with EPA consumption.
Additional research is needed to evaluate the role, if any, of DHA supplementation in reducing the risk of developing these diseases.

DHA and cognitive function in children — Discussed below are the findings of a published study that highlights the benefits of DHA on cognitive development in children.
•	A study reported by Dr. A. Ryan and Dr. E. Nelson, both employees of Martek, was published in the May 2008 issue of Clinical Pediatrics and showed that while primary endpoints were not achieved, a preplanned regression analysis yielded a statistically significant positive association between a higher DHA level in the blood and higher scores on the Peabody Picture Vocabulary Test, a cognitive test designed to measure listening comprehension and vocabulary skills. Performance on the test is an indicator of school readiness. The study was funded by Martek Biosciences and used Martek’s life’sDHA™.
In addition, during the November 2008 annual meeting of the Society for Neuroscience, Dr. R. McNamara and others reported findings from functional magnetic resonance imaging in healthy eight to ten year old boys. In this study, 33 subjects were randomly assigned to receive placebo, DHA (400 mg/day), or DHA (1,200 mg/day) for eight weeks. These data demonstrated that higher dietary DHA intake increased erythrocyte membrane DHA content and enhanced functional cortical activity in a region of the brain which is implicated in sustained attention and executive function. Martek’s life’sDHA™ was used and Martek funded portions of this study.
Cardiovascular Health
Discussed below are recommendations from expert groups and the findings of several published studies and papers that highlight the benefits of long-chain omega-3 fatty acids, including DHA, on cardiovascular health. In some cases, the authors caution people of the potential risks associated with the intake of certain fish.
•	A study reported by Dr. D. Kelley and others published in January 2008 in the Journal of Nutrition demonstrated the effects of DHA supplementation on remnant-like particle-cholesterol (“RLP-C”) and red blood cell omega-3 content in plasma, two potential risk factors for cardiovascular disease. Results showed that the study participants (hypertriglyceridemic men) experienced a decrease in atherogenic RLP-C and an increase in the cardio-protective omega-3 index, both of which are associated with improved cardiovascular health. The study used Martek’s life’sDHA™.
•	A study published by Dr. D. Kelley and others in August 2007 in the American Journal of Clinical Nutrition found that DHA is effective in reducing the level of triglycerides in male hypertriglyceridemic patients. In this study, DHA alone was effective without EPA, the other omega-3 commonly found in fish oil, in reducing triglycerides. Hypertriglyceridemia (high triglyceride levels) in men is associated with an increased risk of cardiovascular disease and metabolic syndrome. Martek contributed the DHA supplements and funding for this study.
•	An independent study reported by Dr. H. Theobald and others published in April 2007 in The Journal of Nutrition assessed the effects of low-dose DHA on blood pressure in healthy men and women in the United Kingdom. Compared with placebo, supplementation with Martek’s life’sDHA™ significantly reduced diastolic blood pressure by 3.3 mm Hg.
•	The results of a study reported by Dr. L. Keilson and others, which were presented in March 2007 at the American College of Cardiology 56th Annual Scientific Session, showed that supplementation with life’sDHA™ reduced triglycerides by nearly 20%, reduced pulse rate by 5 beats per minute and reduced diastolic blood pressure by 4 mm Hg. The DHA-supplemented group also showed an 8% reduction in total cholesterol and a 5% increase in HDL (good) cholesterol level. The study was conducted in men and women with hypertriglyceridemia who were already taking statin medications for the reduction of cholesterol. This study used Martek oils and funding for this study was provided by Martek.
•	An independent study reported by Dr. L. Schwellenbach and others published in December 2006 in the Journal of the American College of Nutrition compared Martek’s life’sDHA™ (algal oil) to DHA plus EPA (fish oil) for their ability to lower triglycerides in subjects with coronary artery disease and elevated triglycerides, most of whom were undergoing statin therapy. Both supplements significantly lowered triglycerides, but only life’sDHA™ increased high density (“good”) cholesterol. The authors concluded that there was no added benefit provided by EPA for lowering triglycerides at this level. The authors of the study also indicated that life’sDHA™ was better tolerated by the study participants than fish oil, noting that a greater proportion of subjects in the fish oil group reported fishy taste as a problem with their treatment.
•	A study published by Dr. A. Erkkilä and others in September 2006 in the Journal of Lipid Research noted an important relationship between plasma DHA levels and the reduced progression of cardiac disease. Specifically, women whose DHA levels were above the median at enrollment had slower progression of coronary artery stenosis over a three-year period. This effect was not seen with the other omega-3 fatty acids, ALA or EPA.
•	A review conducted by Dr. C. Wang and others published in July 2006 in The American Journal of Clinical Nutrition stated that evidence suggests that increased consumption of long-chain omega-3 fatty acids, but not alpha-linolenic acid, reduces all cause mortality, cardiac and sudden death, and possibly stroke. life’sDHA™ is a long-chain omega-3 fatty acid.
•	A Scientific Statement entitled “Diet and Lifestyle Recommendations Revision 2006” published by Dr. A. Lichtenstein and other members of the American Heart Association Nutrition Committee published in July 2006 in Circulation included a recommendation that people with documented heart disease consume approximately one gram of DHA plus eicosapentaenoic acid (EPA) per day. They affirm that with appropriate medical advice, use of supplements may be substituted for fish.

•	The results of a study conducted by Dr. K. Maki and others and published in the Journal of the American College of Nutrition in June 2005 demonstrated that life’sDHA™ supplementation lowered triglycerides by approximately 21%. This study was sponsored by Martek.
•	Dr. K. Stark and Dr. B. Holub reported in May 2004 in the American Journal of Clinical Nutrition that DHA supplementation of postmenopausal women with life’sDHA™ resulted in a 20% reduction in triglycerides, a 6-10% increase in HDL cholesterol (“good” cholesterol) and a 7% reduction in heart rate relative to placebo.
•	In May 2002, in the publication Circulation, the American Heart Association (“AHA”) issued a Scientific Statement entitled “Fish Consumption, Fish Oil, Omega-3 Fatty Acids, and Cardiovascular Disease.” The Scientific Statement outlines the findings of a comprehensive report that examined the cardiovascular health benefit of omega-3 fatty acids, specifically DHA and EPA, from fish sources. The report concluded that consumption of such omega-3 fatty acids, either through diet or supplements, reduces the incidence of cardiovascular disease. The statement refers to studies that have indicated the following to be associated with the intake of omega-3 fatty acids:
•	decreased risk of sudden death and arrhythmia;
•	decreased thrombosis (blood clot);
•	decreased triglyceride levels;
•	decreased growth of atherosclerotic plaque;
•	improved arterial health; and
•	lower blood pressure.
The Scientific Statement concluded that omega-3 fatty acids have been shown in epidemiological and clinical trials to reduce the incidence of heart disease and recommends that healthy individuals eat a variety of fish (preferably oily) at least twice a week. The statement cautioned, however, that fish intake “must be balanced with concerns about environmental pollutants” because some species of fish may contain significant levels of methylmercury, polychlorinated biphenyls (“PCBs”), dioxins, and other contaminants. Both the FDA and the Environmental Protection Agency have advised children, pregnant women, women who may become pregnant and nursing mothers to limit their intake of certain fish. In consideration of the health risks posed by such contaminants, the authors of the statement conclude by stating, “The availability of high-quality omega-3 fatty acid supplements, free of contaminants, is an important prerequisite to their extensive use.” Martek’s DHA oil is derived from a vegetarian source and is free of contaminants that may be found in certain fish oils.
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
While there is not yet a scientific consensus on the subject, a number of clinical studies, including several listed above, have indicated that DHA provides the main cardioprotective benefits traditionally ascribed to fish consumption or to the combination of DHA plus EPA. Such research has indicated that DHA, in the absence of EPA, may have the following effects on cardiovascular risk factors:
•	reduces triglycerides and raises the HDL or “good” cholesterol;
•	reduces blood pressure;
•	reduces heart rate; and
•	increases LDL and HDL cholesterol particle size.
Other
Discussed below are the findings of studies that highlight the benefits of DHA on other human applications.
•	An independent observational study by Dr. J.M. Norris and others published in September 2007 in the Journal of the American Medical Association was designed to determine whether the intake of omega-3 and omega-6 fatty acids is associated with the development of Type 1 diabetes in children. This study was conducted with children known to be at genetic risk for developing Type 1 diabetes. Results showed that the omega-3 fatty acid levels were inversely correlated with the risk for developing diabetes in this group of at-risk children. These investigators are further investigating this relationship in an ongoing clinical trial to determine whether DHA, specifically, has a role in Type 1 diabetes prevention.
•	A study by Dr. K. Connor and others published in July 2007 in Nature Medicine reported that increasing consumption of long-chain omega-3 fatty acids, including DHA, reduces destructive vascularization in the retina. In this animal study of retinopathy associated with prematurity, the authors summarize a series of experiments demonstrating that long-chain omega-3 fatty acids, and selected metabolites, are effective in reducing retinal vascular disease, which is a leading cause of blindness. A portion of these studies included Martek oils as the source of long-chain fatty acids.

Life’sDHA™ is sold by Martek as an ingredient to food and beverage and supplement manufacturers and is also the brand name of Martek’s consumer supplement product. Martek’s Neuromins® brand, which contains life’sDHA™, is distributed by the Company and sold under license by several supplement manufacturers and can be found nationwide. In addition, life’sDHA™ can now be found in multiple supplement products sold in CVS/pharmacy and Walgreen’s.
We are continuing to aggressively pursue further penetration of our DHA oils, both domestically and internationally, in the food and beverage, pregnancy and nursing, nutritional supplements and animal feed (collectively, “non-infant formula”) markets. We are in discussions with many companies to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. To date, over 100 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations (see “Sales and Marketing” below). We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets. Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
Our sales of nutritional oils for products outside of infant formula uses were $31.3 million, $22.9 million and $11.5 million in fiscal 2008, 2007 and 2006, respectively.
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
Martek’s Kingstree plant has certain fermentation capacity designated for use in contract manufacturing. Kingstree also has numerous types of recovery equipment which allow us to efficiently customize production processes and state-of-the-art microbiological and analytical laboratories which provide highly automated product testing capabilities. Our facilities are especially well-suited for the contracted production of enzymes, specialty chemicals, vitamins, agricultural specialty products and intermediates.
Our contract manufacturing customers have ranged from relatively small specialty chemical companies without in-house production capabilities to very large, multinational pharmaceutical companies who require back-up manufacturing capabilities or prefer a distinct site for the manufacture of a particular product line.
Our contract manufacturing revenues were $15.8 million, $14.3 million and $14.8 million in fiscal 2008, 2007 and 2006, respectively. Our contract manufacturing services continue to include only products with expected reasonable profit margins or those that we believe could have a strategic fit in the future. During fiscal 2009, the Company anticipates reducing the scope of its contract manufacturing activities focusing more of its resources on the Company’s higher margin nutritional oils business.
TECHNOLOGY
Martek is a leading innovator in the development of nutritional LCPUFA products that promote health and wellness throughout every stage of life. We leverage our knowledge of microalgae and other microorganisms and expertise in fermentation sciences and natural product isolation to develop commercially attractive, proprietary and environmentally sustainable sources of nutrients which have proven or emerging health benefits. These processes and use of the products derived from these processes form the basis of our intellectual property estate. Product development involves four major activities: discovery, process development and product formulation, product safety and efficacy evaluation, and scale-up and commercial production.
Discovery — Having established an appropriate nutritional product target, Martek screens its large database of live and preserved, genetically diverse microalgal species to identify candidate microalgal producers. Martek’s culture collection consists of microalgal strains that have been isolated from nature by Martek’s scientists and those that have been obtained from both public and private culture collections. Martek’s culture collection also includes non-microalgal microbial species, which we believe may be increasingly important in the development of future products. Martek’s microorganisms have a range of physiological and biochemical characteristics which naturally produce many different lipids, carbohydrates and proteins. Promising candidates are further developed and screened for their ability to meet desired product requirements within the desired cost structure.

Process Development and Product Formulation — Commercial processes for production of candidate products are developed by Martek’s scientists and engineers. Martek’s processes consist of several basic steps including microbial culture inoculum germination and expansion, fermentation, and product isolation and purification. Martek’s scientists utilize a broad range of technical skills and equipment of progressively larger scale to develop reproducible and economical processes. We apply standard industrial microbiological techniques to microorganisms, including classical strain development and culture condition (growth medium composition, temperature, pH) manipulation to optimize product yield and productivity. Martek’s expertise in oil processing is broadly applicable to a number of nutrients which are lipid soluble. Finally, Martek develops suitable liquid and dry powder product forms to enable our customers to utilize our products in a broad range of desired consumer products. Martek has invested in extensive lab- and large pilot-scale fermentation and product recovery equipment to enable efficient and cost-effective product development and to support on-going product cost reduction efforts.
While we do not utilize genetically-engineered microorganisms in the production of current commercial products, in the future we may use genetic engineering technology for the production of products at lower-cost or with improved functionality. For example, Martek successfully isolated the genes responsible for producing DHA in one commercial strain of microalgae, and is developing, with a corporate collaborator, the use of these genes to produce low-cost seed oil DHA and LCPUFA products in transgenic terrestrial oilseed crops.
Product Safety and Efficacy Evaluation — In the course of product development, products undergo thorough safety testing and evaluation to assure our ability to reproducibly produce products that are safe and compliant with worldwide regulatory requirements. All commercial products are produced utilizing good manufacturing practices (“GMP”) conditions appropriate for the intended food and beverage, supplement, or pharmaceutical market. The health benefits and efficacy of our products are tested and demonstrated utilizing appropriate preclinical animal models and human clinical studies. These studies are conducted by Martek, academic researchers and/or corporate partners affiliated with Martek and currently focus on the areas of brain development, cognitive function, cardiovascular health, immune system health, inflammation, eye development and eye health. Results from these studies are used to establish and support product claims for market development.
Scale-up and Commercial Production — Successful exploitation of the unique characteristics of microalgae and certain other microorganisms is in large measure dependent upon the availability of large-scale culturing technology. We have successfully scaled-up several strains of microalgae capable of producing large amounts of DHA heterotrophically using common organic nutrients and salts. Heterotrophic culturing of these DHA-producing microalgae at commercially viable levels enables significantly lower production costs to be achieved, which were not possible prior to our achievements.
Aspects of our technology for the heterotrophic growth of DHA-producing microalgae are the subject of many U.S. and international patents and patent applications. Martek employs a systematic process to identify, develop, prosecute and defend commercially-valuable intellectual property.
COLLABORATIVE AND LICENSING AGREEMENTS
We have entered into license agreements with over 30 infant formula manufacturers, who collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Our pricing for these licensees generally follows two models. Under the large majority of these agreements, we receive a transfer price per kilogram upon the sale of our oils to our licensees. For a limited number of such agreements, we receive a lower transfer price on sales of our oils to our licensees plus ongoing royalties based on our licensees’ sales of infant formula products containing our oils. The most significant license agreements have remaining terms ranging from approximately nine to 20 years, contain no future purchase commitments from our licensees, and, generally, may be terminated by our licensees upon proper notification, which, in certain cases, only requires short notice periods. In many license agreements, our licensees have the right to buy other sources of DHA and/or ARA oils. However, in some cases, the licensees would pay us greater amounts for the DHA or ARA that they purchase from us.
Since 2006, we have entered into long-term supply agreements with four of our significant customers- Mead Johnson Nutritionals, Abbott Laboratories, Danone (formerly Numico) and Wyeth. In general, these supply agreements establish, with limited exceptions, Martek as the exclusive supplier of all DHA and ARA for the respective licensee’s infant formula products. These agreements have terms of either ten or 15 years with certain rights for either party to terminate the arrangement as of January 1, 2012 provided that the requisite prior written notice is given. With the exception of Danone, whose agreement established a new license arrangement with Martek with a 15-year term, the original license agreements remain in effect and have been incorporated into the new supply agreements.
Along with other exclusive DHA and/or ARA supply agreements entered into over the last three years with other infant formula licensees, Martek now has sole source commitments, subject to limited exceptions, through at least December 31, 2011 with customers that comprise nearly 80% of Martek’s current infant formula revenues.
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
Under the terms of several of our license agreements, we are prohibited from granting a license to any party for the inclusion of our nutritional oils in infant formula with commercial terms that are more favorable to such licensee than those provided in our agreements with our current licensees without either the prior written consent of the current licensees or prospectively offering such new favorable terms to these licensees.

Since fiscal 2005, the Company has entered into several license and supply agreements permitting the use of life’sDHA™ in various non-infant formula applications, including foods and beverages and pregnancy and nursing applications. Certain of these agreements are for terms of 15 years and establish Martek, subject to certain exceptions, as the licensees’ exclusive provider of DHA for minimum periods of time. There are no minimum purchase requirements or other financial commitments to Martek under these agreements. Certain other of these license and supply agreements are non-exclusive in nature and the licensee is able to purchase life’sDHA™ on an “as needed” basis, subject to certain limitations. These non-exclusive arrangements generally include product pricing to the licensee that is higher than the pricing to our licensees that have agreed to use Martek’s life’sDHA™ on an exclusive basis.
In fiscal 2004, we entered into an agreement with DSM Food Specialties’ B.V. (“DSM”) extending the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional oils that we sell to our infant formula licensees. Among other things, this agreement provides for the grant to Martek by DSM of a license related to certain technologies associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method. The agreement with DSM, as amended, also provides for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA for non-human applications, including animal feed products as well as for certain limited human applications. In addition, we and DSM have agreed to contribute our complementary resources to cooperative marketing and joint research and development efforts to expand the applications and fields of use for ARA, with both parties sharing any economic benefits of such efforts. The original agreement was amended in 2006, 2007 and 2008 as discussed below in “Production.”
In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants. In January 2007, an amendment to this agreement was executed, whereby we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we made a license payment of $750,000, subject to minimum royalties of 1.5% of gross margin, as defined, on future sales by us of such plant-based DHA. During the term of the license, we may be required to pay additional royalties of up to 1.0% of gross margin, as defined, on sales of products in the future which utilize certain licensed technologies. To further our plant-based DHA initiatives, in May 2008, we entered into a collaborative agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA. We and our co-collaborator anticipate a multi-year effort to produce this oil. Our financial commitments associated with this development initiative are subject to the successful completion of identified milestones. As of October 31, 2008, our financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $1.1 million. Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.
We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2008, we had no material commitments to fund any future development activities under these arrangements.
PRODUCTION
We manufacture oils rich in DHA at our production facilities located in Winchester, Kentucky, and in Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. Both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities and have obtained the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world. Also, the National Oceanic and Atmospheric Administration has granted Martek’s Winchester plant, the Company’s primary shipping location, a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months if required by customer demand.
Over 90% of our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes. The balance of our ARA requirements is produced at our Kingstree facility.
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted primarily for current year volume and cost expectations and, to a limited extent, adjusted for certain current year actual expenses. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As part of the 2006 Amendment, we guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. The guarantee amount payable, if any, would be credited against a portion of DSM invoices for purchases made after the Recoupment Period. In May 2008, we and DSM entered into an amendment to change the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, we will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of October 31, 2008, the value of the remaining calendar 2008 and 2009 minimum purchase quantities is approximately $81.9 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business.

We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have demonstrated the ability to produce ARA in our plants; however, our current manufacturing capacity would not permit us to produce ARA quantities sufficient to meet current demand without impacting our production of DHA. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
When combining our current DHA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula and non-infant formula markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.
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
SOURCES OF SUPPLY
Our raw material suppliers for production of DHA oil include major chemical companies and food and beverage ingredient suppliers. We have identified and validated multiple sources for most of our major ingredients and do not anticipate that the lack of availability of raw materials will cause future production shortages.
RESEARCH AND DEVELOPMENT
Our research and development focus areas include: (i) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (ii) improving manufacturing processes; and (iii) developing new products to expand our market offerings. We perform research and development at our Columbia, Maryland, Boulder, Colorado and Winchester, Kentucky facilities. Our research and development expenditures in fiscal 2008 included, among other things, development activity directed toward (i) improving the quality, sensory properties and stability of our nutritional oils; (ii) developing new ingredient forms and applications technology for DHA-enriched food and beverage products; (iii) optimizing production characteristics of microalgal strains; (iv) investigating the clinical health benefits of DHA and ARA fatty acids; (v) exploring the biochemical pathways utilized by microalgae to produce DHA; (vi) increasing our DHA production yields; (vii) improving our ability to produce ARA; (viii) reducing waste and continuing to improve the overall quality of our oils; (ix) developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds; and (x) investigating the feasibility of utilizing our proprietary genes to produce other bioactive compounds with applications in the health and wellness fields. We incurred total research and development expense of approximately $26.2 million, $24.9 million and $24.0 million in fiscal 2008, 2007 and 2006, respectively.
SALES AND MARKETING
Our nutritional oils are marketed and sold primarily to the infant formula, dietary supplement, pregnancy and nursing, animal feed and food and beverage industries. Generally, infant formula manufacturers are required to obtain a license from us in order to use our DHA and ARA oils in infant formula. To date, we have entered into license agreements with over 30 infant formula manufacturers, who collectively represent approximately 75% of the world’s retail infant formula market. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Due to the success of the supplemented infant formula products, several of our infant formula licensees are also selling extension products beyond infant formula, which contain our oils and are targeted to children ages nine months to seven years of age and older. In addition, one of our infant formula licensees, Mead Johnson Nutritionals, is selling a product containing life’sDHA™ targeted to pregnant and nursing women. Non-infant formula customers including CVS/pharmacy, Walgreen’s, Everett Laboratories, Mission Pharmacal are also selling products containing life’sDHA™ targeted to pregnant and nursing women.
Life’sDHA™ is sold as an ingredient to supplement manufacturers and is also a branded supplement sold directly by Martek. Neuromins® is a Martek supplement brand that is distributed and sold nationwide under license by several supplement manufacturers. We are currently marketing food and beverage, supplement and animal feed applications to both U.S. and international companies. Several of Martek’s customers such as Dean Foods, Coca-Cola/Minute Maid, General Mills/Yoplait, JM Smucker/Crisco, Danone, Starbuck’s, Parmalat Australia and others have launched food and beverage products containing life’sDHA™ in the U.S. and other countries. Generally, these products are also co-branded with the life’sDHA™ logo.

We are continuing to aggressively pursue further penetration of our DHA oils, both domestically and internationally, in the non-infant formula markets. We are in discussions with many companies to sell products containing our DHA oils that are marketed for cognitive function, cardiovascular health and other applications. To date, over 100 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets. Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
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
Our DHA product is branded as life’sDHA™ and includes the tagline “Healthy brain, eyes, heart” which is designed to be consumer friendly and to communicate the importance of DHA for health throughout life. Our ARA is branded as life’sARA™. The purpose of this branding initiative is to raise the awareness and understanding of the life’sDHA™ and life’sARA™ brands. Management believes that as consumers learn more about these trusted brands via Martek’s marketing and public relations efforts, they will be more likely to purchase products containing the life’sDHA™ and life’sARA™ logos. This, in turn, provides support to Martek’s corporate partners by further accentuating the benefits of Martek’s products over other sources.
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
Fish oil-based products currently dominate the adult DHA supplement market and certain foods containing fish oils are on the market in various parts of the world. DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil and is used by certain of our licensees and other infant formula manufacturers outside the United States. In addition, in April 2006, the FDA notified Abbott Nutritionals (then known as the Ross Products Division of Abbott Laboratories) that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Abbott Nutritionals has the regulatory permission to introduce fish oils into infant formula in the U.S., under the terms of the agreement executed by Abbott with us in October 2007, Abbott has agreed to purchase its total needs for DHA and ARA from Martek through at least 2011. Furthermore, we are not aware of any plans by any of our other licensees to incorporate this alternative DHA and ARA blend into their infant formulas. The GRAS notification, however, removes a significant regulatory hurdle to the introduction of competitive products in the U.S. Fish oil is generally less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line.
Although fish oil is generally a lower cost product relative to our DHA, it has odor, stability and taste characteristics as well as certain consumer perception issues that may limit its usefulness in food and beverage products. Several companies, including BASF AG, DSM and Ocean Nutrition, and a number of other companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
We continue to work to reduce the costs of our products and to improve the sensory and stability characteristics to make it easier for our customers to incorporate our products into their products. We have also continued to refine our manufacturing processes in order to produce high levels of DHA and thereby reduce our DHA unit costs. These improvements and changes make our DHA more cost competitive with certain microencapsulated fish oils, on a price per DHA unit basis, but not on a total omega-3 basis due to the presence of large quantities of EPA and other non-DHA omega-3 fatty acids in fish oil.
Published reports have cited certain fish oils as containing chemical toxins not present in our oils. In addition, we believe the combination of low-EPA fish oil with a microbial source of ARA for use in infant formula would likely infringe upon our patent position in several countries.
GlaxoSmithKline is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. GlaxoSmithKline has filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical companies offering other applications using omega-3 fatty acids may be expected.

We believe that our nutritional oils have the following advantages over fish oil and other currently available sources of DHA and ARA for use in infant formula, as food and beverage ingredients, or as dietary supplements:
•	our oils do not have the impurities that may limit the usefulness of DHA derived from unencapsulated fish oil;
•	our oils, in general, are easier to formulate in food and beverage products;
•	our oils can be blended in a variety of mixtures in precise ratios for specific applications, whereas the composition of fish oils may vary;
•	each of our oils used in infant formula is comprised of a fatty acid blend that does not contain certain other fatty acids in significant quantities such as eicosapentaenoic acid (“EPA”), which may not be appropriate for consumption by infants at high levels.
•	our oils do not contain substances found in certain fish and fish oils such as methylmercury, polychlorinated biphenyls (“PCBs”), dioxins and other toxic contaminants;
•	our oils have a higher oxidative stability and longer shelf life than certain fish oils and are, therefore, more amenable to the spray drying process required for powdered formula;
•	our oils are not produced from animal sources and, therefore, should be more desirable for use in food and beverage products as the available market does not exclude consumers who require a vegetable-sourced DHA, unlike fish oil;
•	our oils are produced from renewable, sustainable natural resources, unlike fish oil;
•	our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in fish oils and breast milk, but different from the phospholipid form found in egg yolk lipids; and
•	our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.
At this time, our oils are the only DHA and ARA oils used in infant formula in the U.S.
Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India producing or attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these development efforts. Other companies, several with greater financial resources than ours, are developing plant-based DHA or other plant-based oils that may compete with us and other companies may be developing chemically synthesized DHA.
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
In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and China, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of October 31, 2008, the patents being defended had a net book value of approximately $5.8 million, including capitalized legal costs, which will be amortized over a weighted average remaining period of approximately four years. A hearing in the German case was held in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. These patents are scheduled to expire through 2020. The defendants have appealed, and the appeal is expected to be heard in early 2009. These lawsuits are further described in Item 3. “Legal Proceedings” of Part I of this Form 10-K.
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

PATENTS, LICENSES AND PROPRIETARY TECHNOLOGY
We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending and use of certain DHA and/or ARA oils in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA under certain specified conditions and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising an edible DHA-containing oil with certain specified characteristics. In 1996, we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and dietary supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent makes it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils in the U.S. without violating our patents. A U.S. patent was granted in 1997, which protects the production, use and sale of oils rich in ARA (30% or greater concentration). In 1998, a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. We also have been awarded a number of foreign patents covering various aspects of our nutritional oils, including European patents covering our DHA and ARA-rich oils. An anonymous party has filed three Requests for Reexamination with respect to two of Martek’s U.S. blended oils patents and one U.S. ARA patent, as discussed in more detail in Item 3. “Legal Proceedings” of Part I of this Form 10-K.
We also own patents and applications that cover certain algal fermentation processes, lipid extraction/purification, genomic-based approaches to lipid production, arachidonic acid production and use, animal feeding protocols, and food and beverage applications for LCPUFAs. From 1992 to 2007, eight U.S. patents owned by us were issued covering the use of certain algae in the production of omega-3 LCPUFAs (e.g. DHA-S), and the use of such LCPUFAs in such products as human foods and beverages, animal feed, aquaculture and the resulting supplemented meat, seafood, milk and eggs. Two of these patents have now expired. From 1994 to 2008, twelve U.S. patents were issued covering, among other things, the fermentation of microorganisms in low chloride fermentation medium and their use in aquaculture applications. Six of these patents have now expired. Additional patent applications covering this technology are still pending. Other U.S. patents have been issued and a number of patents are pending worldwide. Lonza has filed Requests for Reexamination with respect to seven of Martek’s DHA patents (three of which have now expired), as discussed in more detail in Item 3. “Legal Proceedings” of Part I of this Form 10-K.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2009 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. Martek has been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire by 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2009 and 2021. In addition, Martek has several pending patents related to DHA, including products and processes, which could offer longer term protection but with uncertain commercial value at this time. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 350 issued patents and over 500 pending patent applications worldwide. There can be no assurance that:
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
We currently have several challenges to our European patents covering our DHA and ARA oils and these challenges, as well as our lawsuit against others for infringement of our patents, are described in Item 3. “Legal Proceedings “ of Part I of this Form 10-K. Total patent litigation expenditures were approximately $1.6 million, $2.3 million and $7.4 million in fiscal 2008, 2007 and 2006, respectively, of which approximately $400,000, $1.4 million and $6.7 million, respectively, related to our successful patent infringement litigation against Lonza and Nutrinova.

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
GOVERNMENT REGULATION AND PRODUCT TESTING
Our products and our manufacturing and research activities are subject to varying degrees of regulation by state and federal regulatory authorities in the United States, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the “FDC Act”). The products developed by us are subject to regulation by the FDA as food and beverage ingredients, dietary supplements, drugs and/or medical devices. The regulatory status of any product is largely determined by its intended use.
Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food and beverage additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe food and beverage ingredients. Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. The FDA has established detailed GMP, labeling and other requirements for drugs, medical devices, infant formulas, foods and beverages and dietary supplements. The requirements for drugs, medical devices, infant formulas and dietary supplements generally are much more stringent than the requirements for foods and beverages.
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
In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a novel food ingredient in Australia and New Zealand. In June 2003, the European Commission authorized the use of our DHA-S oil as a novel food ingredient in certain foods in the European Community. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications. In October 2006, Health Canada approved per serving levels of Martek’s DHA of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient. In June 2007, we received approval for the use of our DHA-S oil in food and beverages in Mexico. In August 2007, the Ministry of Health in China authorized the use of our life’sDHA™ as a novel food ingredient. This designation permits the use of life’sDHA™ in foods, beverages and supplements in China for persons older than three years. This initial approval by the Ministry of Health is part of the regulatory process applicable to Chinese novel foods and requires renewal before August 2009 in order to be made permanent. In December 2007, however, China issued a new Novel Food Regulation requiring that a new application be filed. We are therefore preparing a new application for submission in order to obtain approval under this new regulation. In March 2008, the Israeli Ministry of Health approved DHA-rich oil from Schizochytrium patterned after the 2003 approval in Europe. In 2008, the Ministry of Health Labor and Welfare in Japan confirmed that DHA algal oil is also regarded as a traditional food and as such is acceptable for use in foods and beverages and dietary supplements.
Other products derived from microalgae and other organisms may be subject to potential regulation by the FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that we or our licensees or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket authorizations or that the FDA ultimately would authorize the marketing of such products on a timely basis, if at all.

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
The Federal Trade Commission (“FTC”) regulates certain aspects of the advertising and marketing of our products. Under the Federal Trade Commission Act, a company must be able to substantiate both the express and implied claims that are conveyed by an advertisement. It is not uncommon for the FTC to conduct an investigation of the claims that are made about products in new and emerging areas of science that involve a potentially vulnerable population such as infants. An adverse action by the FTC could have a negative impact on our results of operations and financial condition.
EMPLOYEES
As of October 31, 2008, we had 569 full-time employees, 45 of whom have Ph.D.s. Approximately 130 employees are engaged in research and development activities, 272 are engaged in production or production development related activities and 167 are in administrative, business development and sales and marketing positions. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers are as follows:

Name	Age	Position
Steve Dubin	55	Chief Executive Officer and Director
David M. Abramson	55	President
Peter L. Buzy	49	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
Peter A. Nitze	50	Chief Operating Officer and Executive Vice President
Barney B. Easterling	63	Senior Vice President, Manufacturing
Tim Fealey, Ph.D.	64	Senior Vice President and Chief Innovation Officer
David M. Feitel	45	Senior Vice President and General Counsel
Mr. Dubin became Chief Executive Officer of Martek in June 2006 after serving since September 2003 as President of Martek. Mr. Dubin joined Martek in 1992 and has served in various management positions, including CFO, Treasurer, Secretary, General Counsel and Senior Vice President of Business Development. In 2000, he moved to a part-time position of Senior Advisor — Business Development, a role he filled until his election to President of Martek in September 2003. He also spent time during 2000 through 2003 co-founding and co-managing a Maryland-based, angel-investing club that funds early-stage, high-potential businesses. He was also “Of Counsel” to the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. during part of 2001 and 2002. Prior to 1992, Mr. Dubin worked in the financing and management of early-stage businesses and, over a period of 12 years, served in various positions at Suburban Bank, now part of Bank of America, including Vice President and Treasurer of their venture capital subsidiary, Suburban Capital Corporation. Mr. Dubin received a B.S in accounting from the University of Maryland and a Juris Doctor degree from the George Washington University. Mr. Dubin is a Certified Public Accountant and a member of the Maryland Bar. Mr. Dubin has been a director of Martek since July 2006. His term expires in 2009.
Mr. Abramson joined Martek in 2003 as head of Corporate Development and was elected President in September 2006. Prior to joining Martek, he was the Executive Vice President and General Counsel for U.S. Foodservice from 1996 to 2003. In this position, Mr. Abramson oversaw the legal and regulatory affairs of U.S. Foodservice, a large foodservice distributor in the United States, and advised on business development opportunities for this company. U.S. Foodservice became a subsidiary of Royal Ahold in 2000. In addition, Mr. Abramson was also the Executive Vice President for Legal Affairs at Ahold, U.S.A. from 2000 to 2003. Mr. Abramson also served on the Board of Directors of U.S. Foodservice from 1994 to 2003. Prior to joining U.S. Foodservice, from 1983 until 1996, Mr. Abramson was a partner at Levan, Schimel, Belman & Abramson, P.A., now a part of Miles & Stockbridge P.C. Mr. Abramson graduated from George Washington University in 1975, where he obtained a Bachelor of Business Administration in accounting. He received his Juris Doctor degree, with honors, from the University of Maryland School of Law in 1978. Mr. Abramson is a member of the Maryland Bar.
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
Mr. Nitze joined Martek in 2005 as Chief Operating Officer. Prior to joining Martek, Mr. Nitze served as Vice President of Operations at DRS Technologies from April 2004 to July 2005, with responsibility for the alignment and deployment of the company’s manufacturing and supply chain resources. Before joining DRS Technologies, Mr. Nitze served as the Chief Operating Officer of Regulatory DataCorp, a New York City firm that provides risk management services to financial services institutions, from July 2002 to April 2004. Prior to joining Regulatory DataCorp, Mr. Nitze was the business leader of the Optoelectronics venture at Honeywell International from February 2000 to November 2001, where he had previously served as the head of global operations for the Amorphous Metals division. Mr. Nitze began his career at General Electric Co. in finance and subsequently held a variety of positions in engineering, marketing, supply chain and operations management. Mr. Nitze has over 20 years of operations and general management experience with small, medium and large companies. He holds two M.S. degrees in engineering from Stanford University and a B.A. degree from Harvard University.
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
We rely on a substantial portion of our product sales to five of our existing customers. Approximately 80% of our product sales revenue during the year ended October 31, 2008 was generated by sales of DHA and ARA to five customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience fluctuations in our quarter-to-quarter revenues. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
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
Our continued success and growth depends upon achieving and maintaining a superior competitive position in the infant formula, supplement and food and beverage product markets. Potential competitors include companies such as BASF AG, DSM, Cargill Inc., Suntory Limited, Archer Daniels Midland Company, Lonza Group LTD, Nagase & Co. Ltd., Ocean Nutrition and Monsanto. Many of these companies have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of these competitors are currently offering competing sources of DHA and/or ARA for use in the food and beverage and dietary supplement markets and for use in infant formula. If a competitor develops a better or less expensive product or technology, our competitors’ products gain widespread acceptance, our patents expire, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.
In addition to the Lonza and Nutrinova matters described below, we are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	Abbott Nutritionals (then known as the Ross Products Division of Abbott Laboratories), a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Abbott Nutritionals has not announced any introduction of such oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2011, and while we are not aware of any plans by our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S.
•	GlaxoSmithKline is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. GlaxoSmithKline has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical companies offering other applications using omega-3 fatty acids may be expected.
•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing or attempting to produce and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these efforts.
•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.

•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and Asia, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. These lawsuits are further described below in the risk factor regarding patent protection and in Item 3 of Part I of this Form 10-K, “Legal Proceedings.”
•	Other companies, several with greater financial resources than ours, are developing plant-based DHA or other plant-based oils that may compete with us and other companies may be developing chemically synthesized DHA.
•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
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
Our continued success in the infant formula industry depends on sustained acceptance of our nutritional oils as necessary or beneficial ingredients in infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional oils to infant formula, some experts in the field of infant nutrition do not believe that our nutritional oils are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional oils. Furthermore, breastfeeding advocacy groups challenge the benefits of infant formulas whether or not they contain our nutritional oils. Some experts believe that infant formulas without our oils or with greatly reduced levels are sufficient as infants can convert precursor fats into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas supplemented with our oils improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, if clinical studies do not continue to yield positive results, our future revenues in the infant formula market may be limited.
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
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 70 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2009 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire by 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2009 and 2021. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 350 issued patents and over 500 pending patent applications worldwide.

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
In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it. In other competitive markets, we may be unable to maintain (through patent expiration or otherwise) the patent protection for our nutritional oils currently afforded to us. A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for our oils and may have a material adverse effect on our results of operations, especially on future sales of our nutritional oils. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula or food and beverage licensees or those which may be under license in the future may choose ingredients from these competitors if they choose to include the ingredients at all. Furthermore, even if our licensees continue to use our oils, direct competition could force us to reduce the price of our products, which could materially affect future revenues and product margins.
There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties, including:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal hearing has been scheduled for March 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has or expects to have an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011. An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.
•	With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill filed oppositions against this divisional ARA patent. N.V. Nutricia has withdrawn from the opposition. In light of this divisional ARA patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent is no longer in force and effect.
•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. Martek and Aventis have appealed. The appeal process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.
•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. Nutrinova Nutrition Specialties & Food Ingredients GmbH is the only opponent, and they appealed. The appeal hearing was held in October 2008 and the patent was upheld in modified form. The modified patent claims are directed to processes for fermenting Thraustochytrium and Schizochytrium in a medium containing sodium sulfate and less than 120 milligrams per liter of chloride.

•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.
•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. As discussed above, this EPO Appeal Board hearing is scheduled for March 2009. In December 2008, Martek requested that the court expand the appeal to include Lonza’s production of DHA in Germany, based on evidence discovered in October 2008.
•	We filed a patent infringement suit involving Lonza Ltd AG and Capsugel France in France in November 2008. The complaint alleges infringement of our European patent relating to DHA-containing oils.
•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The Patent Court held hearings in August 2008 and September 2008. The Patent Court ruled against Martek in November 2008, and we appealed to the Korean Supreme Court in December 2008. The patent will remain in full force and effect during the pendency of the appeal. Martek has also filed a correction trial with the Korean Intellectual Property Office in an attempt to amend the claims so that they may be more acceptable to the court.
•	Suntory also initiated an invalidation case against one of our blended oil patents in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed to the Patent Court in April 2007. The Patent Court ruled against Martek, and we appealed to the Korean Supreme Court in August 2008. The Korean Supreme Court issued a summary dismissal of our appeal in December 2008, resulting in this Korean blended oil patent being finally revoked. The revoked patent covered a blend of fish oil DHA and microbial oil ARA.
•	Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent. Suntory has appealed, during which time the patent will remain in full force and effect. Hearings on the other European patent and on the Australian patent are expected in 2009.
•	Third parties have filed Requests for Reexamination (“Requests”) of ten of Martek’s U.S. patents. Seven of these Requests were filed by Lonza with respect to seven of Martek’s DHA patents (three of which have now expired) and an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all ten of the Requests to initiate a Reexamination process. As a result of Reexamination, the claims of the subject patents can be upheld in their current form, amended, abandoned or cancelled. Three of the patents have expired and another one is likely to expire before the initial Reexamination process is complete. In the event that Martek elects to appeal an unfavorable decision regarding five of the remaining six patents, which are scheduled to expire between 2011 and 2014, it is likely that any such patent would expire before all appeal options were exhausted. Only one patent, which expires in 2018, is likely to be subject to the risk of a shortened term if all appeal options are exhausted. If Martek were to decide not to pursue all of its appeal options, up to six of the patents could be subject to shortened terms under the worst-case scenario.
•	There are additional intellectual property proceedings pending against Martek or that Martek has pending against third parties that are not considered material.
If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products, which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages, license disputed rights from third parties and/or cease selling the affected products. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of October 31, 2008, the net book value of our patent assets totaled $14.7 million, which includes approximately $5.8 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a weighted average remaining period of approximately four years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.

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
If our non-infant formula customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and consumers do not purchase such products, our sales to these markets will be limited.
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage, pregnancy and nursing, nutritional supplements and animal feed markets. To this end, we have signed license and supply agreements with several consumer products companies. Our success in penetrating this market, however, is dependent upon these customers introducing products that contain our nutritional oils into the marketplace and is further dependent upon the end consumer purchasing such products. Although some of our customers have launched products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions. To date, our non-infant formula customers have launched approximately 150 products containing our oils. Of the products launched, some have failed, but most remain on the market and are believed to be meeting customer expectations. Despite this fact, industry averages, particularly food and beverage, would continue to suggest that many of these products will not ultimately be successful in the marketplace. As such, the introduction of a product by our customers does not guarantee that the product will remain on the market. If our non-infant formula customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage, pregnancy and nursing, nutritional supplements and animal feed markets would be limited.
Our oils are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our oils into various food and beverage applications, we may never be able to gain large-scale entry into the food and beverage and nutritional supplements markets.
Due to the sensitivity of our oils to oxidation, it is possible that our oils may vary over time in such a way as to negatively affect the taste, smell and/or shelf stability of food and beverage applications. While we believe that the food and beverage market could be a large market for DHA supplementation with our DHA-S oil, the potential in this market would be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with, among other things, acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products. Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, including cereals, shelf-stable beverages and certain types of nutritional bars for which DHA supplementation has not yet been successfully established. Even if we can successfully incorporate our oils into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production and distribution processes, including the packaging, storage and handling of such products. To facilitate this, our customers may require us to meet certain enhanced specifications and standards, our compliance with which cannot be assured. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation, production and distribution issues over which we have little or no control.
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

Because food and beverage pricing is very competitive, the premium that our oils adds to the cost of a food or beverage may never allow it to be priced at levels that will allow acceptance by consumers.
Food and beverage pricing is very competitive and the market is very sensitive to product price changes. Moreover, these consumer sensitivities are further heightened during periods of economic uncertainty and downturn. Because the inclusion of our oils may add to the retail cost of these products, there is the risk that our potential customers in this market may not be able to sell supplemented products at prices that will allow them to gain market acceptance while, at the same time, remaining profitable. This may lead to our customers delaying or suspending product launches, or, at a minimum, may lead to price pressure on us. If our food and beverage customers delay product launches or we have to reduce our prices, our sales and/or profitability relative to the food and beverage market may be adversely impacted.
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
If it is determined that large amounts of eicosapentaenoic acid (“EPA”) must accompany DHA in order to achieve optimal health benefits, we may never be able to gain large-scale entry into the food and beverage and dietary supplements markets.
The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health. In September 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease. No minimum amounts for either DHA or EPA were established as prerequisites for the claim. Our DHA-S oil includes limited amounts of EPA and therefore products containing the DHA-S oil are eligible for use of the qualified health claim. Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be ongoing or conducted in the future. If consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal cardiovascular benefits, then our penetration of the food and beverage and dietary supplements markets may be limited.
If the FDA finalizes its proposed rule to prohibit nutrient content claims for DHA and EPA, our penetration of the food and beverage and dietary supplements markets may be limited.
In November 2007, the FDA issued a proposed rule that would prohibit the nutrient content claims for DHA and EPA that had been authorized in three previously submitted Food and Drug Administration Modernization Act (FDAMA) notifications. The FDA is proposing to prohibit the DHA and EPA nutrient content claims because the agency does not believe they are based on an authoritative statement. The FDA specifically acknowledged that it did not conduct an independent review of the scientific evidence when evaluating these nutrient content claims. In addition to other stakeholders, we have submitted comments in opposition to this proposed rule. It is unclear when the FDA will issue a final rule. In the event the proposed rule becomes final, the potential health benefits of consuming DHA and EPA still may be communicated through the use of a qualified health claim and/or structure/function claims that are made consistent with applicable FDA requirements and/or quantitative claims. Nonetheless, our penetration of the food and beverage and dietary supplements markets may be limited if this proposed rule is implemented.
If the FDA narrowly interprets certain sections of the Food and Drug Administration Amendments Act of 2007, such an interpretation could have a material adverse effect on our business and financial condition.
In July 2008, the FDA issued a notice and request for comments on section 912 of the Food and Drug Administration Amendments Act of 2007, titled “Prohibition Against Food to Which Drugs or Biological Products Have Been Added.” This section of the Act prohibits the use in food of certain authorized drugs and biological substances, including certain such substances that have been the subject of substantial clinical investigations that have been made public. The prohibition applies unless companies first marketed the substance in food prior to the FDA authorization and before the substantial clinical investigations had been instituted. We have submitted comments to the FDA in which we assert that the implementation of section 912 should be based on the intended purpose of the clinical investigation rather than on the mere existence of such an investigation. A more restrictive interpretation of the implementation of section 912 could not only discourage companies from sponsoring clinical research for new food ingredients, but could also bar the continued marketing of some food ingredients and dietary supplements already on the market. Such an interpretation by the FDA could have a material adverse effect on our results of operations and financial condition.

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
If customer demand for our nutritional oils requires us or our major suppliers to increase production beyond current levels, we may experience certain risks associated with the ramp-up of commercial manufacturing that could have a material adverse effect on our business, financial condition, and/or results of operations.
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
If we were to experience any one or more of these problems, there could be a material adverse effect on our business, financial condition, and/or results of operations.
We have significantly increased our manufacturing capacity and have incurred substantial costs in doing so. If we are unable to increase our revenues from our nutritional oils produced at these facilities, we may continue to experience excess production capacity and we may be unable to recover these plant expansion costs, which could result in a write-down of certain production assets.
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. As of October 31, 2008, the Company had $38.2 million of production assets that are currently idle and are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.

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
We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infants and Children (“WIC”)-funded sales. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Currently, WIC programs in 50 states and the District of Columbia offer term and certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive, or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited. Further, in December 2007, the USDA, the federal agency which governs WIC, issued an interim final rule which included a reduction in the amount of infant formula to be offered through WIC. State WIC agencies have until August 2009 to implement this change and the USDA is accepting comments on this interim final rule through February 2010. If there is a permanent reduction in the amount of infant formula offered through WIC, then our future infant formula revenues could be materially affected.
Our business would be harmed if we fail to comply with applicable good manufacturing practices as required by the FDA.
In connection with the manufacture of certain of our products, we are required to adhere to applicable current “good manufacturing practice” (“GMP”) regulations as required by the FDA. GMP regulations specify production and process controls, component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas and foods and beverages sold in the United States, we are subject to GMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional oils in accordance with relevant food and beverage, dietary supplement and infant formula requirements for commercial use. Ongoing compliance with GMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such GMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.
Our manufacturing process involves the handling of hazardous materials and emission of regulated pollutants. If we fail to properly handle these hazardous materials and/or emissions, substantial costs and harm to our business could result.
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
Our development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. In addition, as only a small amount of our oils resides in our customers’ end product, a recall of our oils could impact a much larger recall of our customers’ end products. With respect to infant formula, customer recall could result from such things as contamination, spoilage, product misbranding or product tampering, whether real or perceived. Although we currently maintain product liability and recall insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. Insurance coverage for such risks is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. If we are unable to obtain sufficient insurance at an acceptable cost, a product liability claim or recall could adversely impact our financial condition. Furthermore, if a product liability claim is made against us or if there is a product recall, whether fully covered by insurance or not, our future sales could be adversely impacted due to, among other things, negative publicity and the resulting inability to effectively market our products.
We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need additional capital to expand our production capacity if market demand for our products continues to grow.
As of October 31, 2008, we had approximately $102.5 million in cash and cash equivalents as well as $135 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
To continue to fund our growth, we may pursue various sources of funding, which may include debt financing, equity issuances, asset-based borrowing, lease financing, and collaborative arrangements with partners. In September 2005, we amended and expanded our secured revolving credit facility to $135 million and extended the term until September 2010. This debt financing arrangement requires us to comply with financial covenants, which we may not be able to meet if demand for our products was to significantly decline, if there was a significant change in our financial position or if our cash needs are greater than we currently anticipate. Additionally, funding from other sources may not be available, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. Furthermore, future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patent rights, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs, which may have a material adverse effect on our future business.
The market price of our common stock may experience a high level of volatility due to factors such as the volatility in the market for biotechnology stocks generally, and the short-term effect of a number of possible events.
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending October 31, 2008, our common stock traded between $39.60 and $22.47 per share. During the fifty-two week period ending October 31, 2007, our common stock traded between $31.00 and $19.64 per share. The following are examples of items that may significantly impact the market price for our common stock:
•	announcements of technical innovations, new commercial products and product launches by us or our competitors;
•	announcements of use of competitors’ DHA and/or ARA products by our customers;
•	arrangements or strategic partnerships by us or our competitors;
•	announcements of license agreements, acquisitions or strategic alliances by us or our competitors;
•	announcements of sales by us or our competitors
•	announcements of results of clinical trials by us, our competitors or others;
•	patent or other intellectual property achievements or adverse developments;
•	quarterly fluctuations in our revenues and results of operations;
•	failure to enter into favorable third-party manufacturing agreements;

•	regulatory decisions (approvals or disapprovals) or changes concerning our products and our competitors’ products;
•	events related to threatened, new or existing litigation, or the results thereof;
•	changes in our estimates of financial performance or changes in recommendations by securities analysts; and
•	general market conditions for growth companies and bioscience companies.
Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.
The market liquidity for our stock is relatively low. As of October 31, 2008, we had 33,147,360 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending October 31, 2008 was approximately 500,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
Current economic and market conditions could adversely affect our revenue and profitability.
Many economists believe that the United States economy, and possibly the global economy, has entered a severe recession. Due to factors such as uncertainties in consumer spending, a regional and/or global economic downturn may reduce the demand for our nutritional oils. If demand for our oils declines, our revenue and profitability will be adversely affected. Furthermore, challenging economic conditions also may impair the ability of our customers to pay for products they have purchased and may impair the ability of our vendors to supply us with items critical to the operation of our business. Any of these negative occurrences could adversely impact our operating results, financial condition or business, in general.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of October 31, 2008, we had 33,147,360 shares of common stock and approximately 400,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 2.6 million shares of common stock. Of the stock options, substantially all were exercisable at December 18, 2008, and approximately 1.0 million had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates through 2013. To the extent that these options for our common stock are exercised, restricted stock units vest or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the future sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
Changes in foreign currency exchange rates or interest rates could reduce profitability.
A portion of the ARA we buy from DSM is denominated in euros. We expect that for fiscal 2009, approximately 25% of our ARA received from DSM will be subject to currency risk. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. Furthermore, these contracts have inherent levels of counterparty risk over which we have no control. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 26.0 million euros at October 31, 2008. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We lease an aggregate of approximately 69,000 square feet of laboratory, technical and administrative space in Columbia, Maryland. These leases expire in January 2011.
We also lease an aggregate of approximately 19,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2011.
We own a fermentation and oil processing facility in Winchester, Kentucky where we can produce our nutritional oils. The facility is located on 30 acres with buildings occupying approximately 114,000 square feet holding multiple fermentation vessels totaling 1.2 million liters of capacity.
We also own a fermentation and oil processing facility in Kingstree, South Carolina where we produce our nutritional oils and provide contract manufacturing services. The facility is located on more than 500 acres with buildings occupying approximately 419,000 square feet and holding multiple fermentation vessels totaling 2.7 million liters of capacity. The large majority of the fermentation capacity is intended for the production of DHA and ARA with the remainder used for contract manufacturing.

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
With respect to our ARA patent issued by the EPO, BASF AG, Friesland Brands B.V., and Suntory Limited filed their grounds for opposing this patent with the Opposition Division of the EPO. At a hearing at the Opposition Division in April 2005, the Opposition Division of the EPO upheld the patent in a form containing modified claims that were narrower than the claims originally granted. In an effort to broaden the claims of the patent, we appealed the decision. Suntory and BASF also appealed. Friesland Brands B.V. withdrew from the opposition. In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill filed oppositions against this divisional ARA patent. N.V. Nutricia has withdrawn from the opposition. In light of this divisional ARA patent, the Company withdrew from the appeal it had previously filed related to its original European ARA patent for infant formula that was upheld with narrowed claims by the EPO in April 2005. The original patent is no longer in force and effect.
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
An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. Nutrinova Nutrition Specialties & Food Ingredients GmbH is the only opponent, and they appealed. The appeal hearing was held in October 2008 and the patent was upheld in modified form. The modified patent claims are directed to processes for fermenting Thraustochytrium and Schizochytrium in a medium containing sodium sulfate and less than 120 milligrams per liter of chloride.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.
We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. As discussed above, this EPO Appeal Board hearing is scheduled for March 2009. In December 2008 Martek requested that the court expand the appeal to include Lonza’s production of DHA in Germany, based on evidence discovered in October 2008.
We filed a patent infringement suit involving Lonza Ltd AG and Capsugel France in France in November 2008. The complaint alleges infringement of our European patent relating to DHA-containing oils.

With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The Patent Court held hearings in August 2008 and September 2008. The Patent Court ruled against Martek in November 2008, and we appealed to the Korean Supreme Court in December 2008. The patent will remain in full force and effect during the pendency of the appeal. Martek has also filed a correction trial with the Korean Intellectual Property Office in an attempt to amend the claims so that they may be more acceptable to the court.
Suntory also initiated an invalidation case against one of our blended oil patents in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed to the Patent Court in April 2007. The Patent Court ruled against Martek, and we appealed to the Korean Supreme Court in August 2008. The Korean Supreme Court issued a summary dismissal of our appeal in December 2008, resulting in this Korean blended oil patent being finally revoked. The revoked patent covered a blend of fish oil DHA and microbial oil ARA.
Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent. Suntory has appealed, during which time the patent will remain in full force and effect. Hearings on the other European patent and on the Australian patent are expected in 2009.
Third parties have filed Requests for Reexamination (“Requests”) of ten of Martek’s U.S. patents. Seven of these Requests were filed by Lonza with respect to seven of Martek’s DHA patents (three of which have now expired) and an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all ten of the Requests to initiate a Reexamination process. As a result of Reexamination, the claims of the subject patents can be upheld in their current form, amended, abandoned or cancelled. Three of the patents have expired and another one is likely to expire before the initial Reexamination process is complete. In the event that Martek elects to appeal an unfavorable decision regarding five of the remaining six patents, which are scheduled to expire between 2011 and 2014, it is likely that any such patent would expire before all appeal options were exhausted. Only one patent, which expires in 2018, is likely to be subject to the risk of a shortened term if all appeal options are exhausted. If Martek were to decide not to pursue all of its appeal options, up to six of the patents could be subject to shortened terms under the worst-case scenario.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MATK. As of December 18, 2008, there were approximately 281 holders of record of the Company’s common stock. The price of the Company’s common stock was $28.91 on December 18, 2008. No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividend in the foreseeable future. Dividend payments are restricted under the Company’s Amended and Restated Loan and Security Agreement dated September 30, 2005. The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company’s common stock as reported by NASDAQ:
Sales Price Range of Common Stock

Fiscal 2007	High	Low

November 1, 2006 – January 31, 2007	$26.83	$22.45
February 1, 2007 – April 30, 2007	$24.43	$19.64
May 1, 2007 – July 31, 2007	$28.10	$19.76
August 1, 2007 – October 31, 2007	$31.00	$24.33

Fiscal 2008	High	Low

November 1, 2007 – January 31, 2008	$34.70	$24.18
February 1, 2008 – April 30, 2008	$36.80	$27.52
May 1, 2008 – July 31, 2008	$38.55	$32.00
August 1, 2008 – October 31, 2008	$39.60	$22.47
No repurchases of common stock took place during fiscal 2008.

Performance Graph
The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index, for the period beginning October 31, 2003 and ending October 31, 2008. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, respectively. Total return assumes reinvestment of dividends; the Company has paid no dividends on its common stock. Historical price performance should not be relied upon as indicative of future stock performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Martek Biosciences Corporation, The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

*	$100 invested on 10/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending October 31.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data set forth below with respect to the Company’s consolidated statements of income for each of the years in the three-year period ended October 31, 2008 and with respect to the consolidated balance sheets as of October 31, 2008 and 2007 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for each of the years in the two-year period ended October 31, 2005 and the balance sheet data at October 31, 2006, 2005 and 2004 are derived from audited financial statements not included in this Form 10-K.
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Year ended October 31,
In thousands, except per share data	2008	2007	2006	2005	2004

Consolidated Statements of Operations Data

Revenues:
Product sales	$336,609	$292,549	$255,838	$203,765	$170,565
Contract manufacturing sales	15,753	14,264	14,816	14,087	13,928

Total revenues	352,362	306,813	270,654	217,852	184,493

Cost of revenues:
Cost of product sales	192,848	179,367	158,600	120,865	103,423
Cost of contract manufacturing sales	14,000	13,952	14,676	12,516	11,570

Total cost of revenues	206,848	193,319	173,276	133,381	114,993

Gross margin	145,514	113,494	97,378	84,471	69,500

Operating expenses:
Research and development	26,223	24,853	24,044	19,415	17,794
Selling, general and administrative	54,181	44,855	39,597	31,968	24,739
Amortization of intangible assets	7,422	6,558	2,796	2,489	1,867
Restructuring charge	—	853	4,729	—	—
Other operating expenses	1,504	1,614	1,158	7,654	4,000

Total operating expenses	89,330	78,733	72,324	61,526	48,400

Income from operations	56,184	34,761	25,054	22,945	21,100

Interest and other income (expense), net	1,137	(1,089)	(1,528)	1,125	772

Income before income tax provision (benefit)	57,321	33,672	23,526	24,070	21,872
Income tax provision (benefit)	19,654	1,659	8,588	8,786	(25,176)

Net income	$37,667	$32,013	$14,938	$15,284	$47,048

Net income per share, basic	$1.14	$0.99	$0.47	$0.49	$1.62

Net income per share, diluted	$1.13	$0.98	$0.46	$0.48	$1.55

Weighted average common shares outstanding, basic	32,951	32,336	32,113	31,164	29,033
Weighted average common shares outstanding, diluted	33,284	32,593	32,343	32,032	30,386

	October 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheets and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$102,495	$21,648	$26,828	$33,347	$42,650
Working capital	224,831	149,345	128,488	124,208	68,195
Total assets	645,981	596,695	597,973	578,485	501,398
Long-term debt, notes payable and other long-term obligations	793	9,310	46,277	66,115	97,175
Long-term portion of deferred revenue	9,263	9,517	9,335	8,959	9,140
Retained earnings (accumulated deficit)	35,382	(2,285)	(34,298)	(49,236)	(64,520)
Total stockholders’ equity	588,583	531,727	492,575	469,205	346,164
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue growth, gross margin, operating cash flow and overall profitability;
•	expectations regarding product introductions and growth in nutritional product sales;
•	expectations regarding potential collaborations and acquisitions;
•	expectations regarding demand for products with our nutritional oils;
•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;
•	expectations regarding marketing of our oils by our infant formula licensees;
•	expectations regarding future agreements with, and revenues from, companies in the food and beverage, pregnancy and nursing, nutritional supplement and animal feed markets;
•	expectations regarding future revenues from contract manufacturing customers;
•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;
•	expectations regarding competitive products;
•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;
•	expectations regarding future purchase volumes and costs of third-party manufactured oils;
•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;
•	expectations regarding the amount of inventory held by us or our customers;
•	expectations regarding production capacity utilization and the effects of excess production capacity;
•	expectations regarding future selling, general and administrative and research and development costs;
•	expectations regarding future capital expenditures;
•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils; and
•	expectations regarding our ability to maintain and protect our intellectual property.
Forward-looking statements include those statements containing words such as the following:
•	“will,”
•	“should,”
•	“could,”
•	“anticipate,”
•	“believe,”
•	“plan,”
•	“estimate,”
•	“expect,”
•	“intend,” and other similar expressions.
All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-K are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Part I Item 1A. Risk Factors in this report on Form 10-K and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.
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

In 1992, we realized our first revenues from license fees related to our nutritional oils containing DHA and ARA and sales of sample quantities of these oils. In 1995, we recognized our first product and royalty revenues from sales of infant formula containing these oils, and in 1996 we began to realize revenues from the sale of Neuromins®, a DHA dietary supplement. In 2001, the FDA completed a favorable review of our generally recognized as safe notification for the use of our DHA and ARA oil blend in specified ratios in infant formula. We have entered into license agreements with over 30 infant formula manufacturers, who collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Our licensees are now selling infant formula products containing our oils collectively in over 75 countries. Supplemented infant formulas manufactured by Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain infant formula licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to seven years of age and older, and one infant formula licensee, Mead Johnson Nutritionals, is selling a product that contains our oils for pregnant and nursing women.
We are continuing to aggressively pursue further penetration of our DHA oils, both domestically and internationally, in the food and beverage, pregnancy and nursing, nutritional supplements and animal feed markets. We are in discussions with many companies to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. To date, over 100 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations. Certain of our DHA license and supply agreements with major consumer food products companies establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets. Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
We have received authorization from the Ministry of Health in China (subject to certain conditions) and the Australia New Zealand Food Authority for the use of DHA-S oil in all foods and authorization from the European Commission and Israel for the use of our DHA-S oil as a novel food ingredient. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community and Israel. DHA algal oil is also regarded as a traditional food in Japan and, as such, is acceptable for use in foods and beverages and dietary supplements. We have also received a favorable review by the FDA of our GRAS notification for the use of DHA-S in food and beverage applications in the U.S. and have received similar approvals in Canada.
During the past several years, many new products were launched that contained life’sDHA™. Several of Martek’s customers such as Dean Foods, Coca-Cola/Minute Maid, General Mills/Yoplait, JM Smucker/Crisco, Danone, Starbuck’s, Parmalat Australia and others have launched food and beverage products containing life’sDHA™ in the U.S. and other countries. Some of our customers are currently selling products containing life’sDHA™ targeted to pregnant and nursing women including Mead Johnson Nutritionals, CVS/pharmacy, Walgreen’s, Everett Laboratories, Mission Pharmacal and others. Generally, these products are also co-branded with the life’sDHA™ logo.
For the years ended October 31, 2008, 2007 and 2006, we recognized approximately $37.7 million, $32.0 million and $14.9 million of net income, respectively, and as of October 31, 2008, our retained earnings were approximately $35.4 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of international infant formula market introductions by our customers;
•	the timing of our customers’ ordering patterns;
•	the timing and extent of stocking and destocking of inventory by our customers;
•	the timing and extent of our customers’ production campaigns and plant maintenance shutdowns;
•	the timing and extent of introductions of DHA into various child and/or adult applications and the marketplace success of such applications;
•	the levels of inclusion of our oils in infant formula;
•	the continued acceptance, and extent thereof, of products containing our oils under WIC programs in the U.S.;
•	the continued acceptance of these products by consumers and continued demand by our customers;
•	the ability of our customers to incorporate our oils into various foods and beverages;
•	our ability to protect against competitive products through our patents;
•	competition from alternative sources of DHA and ARA; and
•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.
MANAGEMENT OUTLOOK
During fiscal 2008, we continued to see growth in our revenues from the infant formula market, and we expect this growth trend to continue. We expect these increases to result from further international penetration, particularly in Asian markets, as our penetration with our oils in the U.S. infant formula market is now approaching 100%. At present, we have exclusive, worldwide, multi-year supply agreements with customers representing nearly 80% of our total infant formula sales, and these sole source arrangements, in most cases, extend through at least December 31, 2011.

With respect to our non-infant formula markets, which include food and beverage, pregnancy and nursing, nutritional supplements and animal feeds, we continue to see expansions of these markets, as a whole, as well as our penetrations therein. While we believe that the current economic downturn will put more stress on these markets than on the infant formula market, we expect additional launches of products containing life’sDHA™ and increased non-infant formula sales in fiscal 2009. Management believes that over the next few years, non-infant formula sales will continue to grow and could ultimately represent a larger opportunity than infant formula.
Our gross margin improved significantly during fiscal 2008 as compared to fiscal 2007 due to a variety of factors including improved pricing on ARA purchases, enhancements in our DHA production yields and increased plant utilization. We believe that this positive trend will continue in fiscal 2009.
On an overall basis, for fiscal 2009, we expect moderate growth of both revenues and profitability over fiscal 2008 with profitability growing at a higher rate than revenues primarily due to improvements in gross profit margins; however, a deep, prolonged economic recession would yield additional uncertainty with respect to the Company’s attainment of its forecasted operating results.
Although we expect the annual growth noted above, we are likely to experience quarter-to-quarter fluctuations in both infant formula and non-infant formula nutritional revenues due primarily to variability in customer ordering patterns and the timing of product launches.
PRODUCTION
We manufacture oils rich in DHA at our production facilities located in Winchester, Kentucky and Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. Both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities and have obtained the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world. Also, the National Oceanic and Atmospheric Administration has granted Martek’s Winchester plant, the Company’s primary shipping location, a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months if required by customer demand.
Over 90% of our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes. The balance of our ARA requirements is produced at our Kingstree facility.
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted primarily for current year volume and cost expectations and, to a limited extent, adjusted for certain current year actual expenses. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to us for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for us during calendar years 2007 and 2008. As part of the 2006 Amendment, we guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. The guarantee amount payable, if any, would be credited against a portion of DSM invoices for purchases made after the Recoupment Period. In May 2008, we and DSM entered into an amendment to change the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, we will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of October 31, 2008, the value of the remaining calendar 2008 and 2009 minimum purchase quantities is approximately $81.9 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business.
We have attempted to reduce the risk inherent in having a single supplier, such as DSM, through certain elements of our supply agreement with DSM. In connection with this agreement, we have the ability to produce, either directly or through a third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill. We have demonstrated the ability to produce ARA in our plants; however, our current manufacturing capacity would not permit us to produce ARA quantities sufficient to meet current demand without impacting our production of DHA. To further improve our overall ARA supply chain, we have directly engaged a U.S.-based provider of certain post-fermentation ARA manufacturing services. Along with our ARA downstream processing capabilities at Kingstree and Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.
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
Valuation of Long-lived Assets We review our long-lived assets, including fixed assets and certain identified intangibles, for impairment as events or changes in circumstances occur indicating that the carrying amount of the asset may not be recoverable. As of October 31, 2008, these long-lived assets had a total net book value of $348.5 million. Included in these long-lived assets are approximately $38.2 million of production equipment whose use is not currently required based on present customer demand. Undiscounted cash flow analyses are used to assess impairment. The estimates of future cash flows involve considerable management judgment and are based on many assumptions for each target market. Such assumptions include market size, penetration levels and future product margins. While management believes that its projections are reasonable and that no impairment of these assets exists, different assumptions could affect these evaluations and result in material impairment charges against the carrying value of these assets.
Revenue Recognition We derive revenue principally from two sources: product sales and contract manufacturing. We recognize product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. A number of our infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period, which requires an estimation of total production shipments over that time frame. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by our licensees.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Deferred Income Taxes We provide for income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities. We also recognize deferred tax assets for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized. As of October 31, 2008, our total gross deferred tax asset was $39.8 million. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws. We have also considered our future operating results, which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate in determining the need for a valuation allowance. We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors. The deferred tax asset valuation allowance of $1.5 million and $1.6 million as of October 31, 2008 and 2007, respectively relates to certain state net operating loss carryforwards whose realizability is uncertain. Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional tax expense or benefit in the period of change.
Effective November 1, 2007, we implemented the provisions of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more likely than not” to be sustained upon examination by the taxing authority. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At October 31, 2008, we had unrecognized tax benefits totaling approximately $1.7 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

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
Patent Cost Capitalization We incur certain legal and related costs in connection with patent applications. If a future economic benefit is anticipated from the resulting patent or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent. We also capitalize external legal costs incurred in the defense of our patents when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent. Our assessment of future economic benefit and/or a successful defense of our patents involves considerable management judgment. A different conclusion could result in material write-offs of the carrying value of these assets.
Long-Term Auction Rate Securities We have investments in auction rate securities (“ARS”) which as of October 31, 2008 totaled $11.3 million. These ARS are investments whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of current negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in our continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. We account for these securities as available-for-sale investments and as such, record these securities at fair value. We estimate the fair value of these securities using internally-developed discounted cash flow analyses. These analyses are subject to management’s estimates of the future and consider, among other items, the creditworthiness of the issuer, the collateralization underlying the securities and the timing of expected future cash flows. As of October 31, 2008, we have recorded an unrealized loss on these ARS of approximately $1.8 million ($1.1 million, net of income tax benefit) in other comprehensive income. Different estimates or judgments with respect to any of these factors could materially affect the valuation of the ARS. Furthermore, as of October 31, 2008, we believe that the unrealized losses in the ARS are temporary. In making this determination, we primarily considered the financial condition of the issuers, collateralization underlying the securities and our ability and intent to hold these investments until the anticipated recovery in market value occurs. If in the future, we determine that any valuation adjustment to the ARS is other than temporary, the Company would record an impairment charge to earnings (see further discussion in Note 5 to the consolidated financial statements).
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Year ended October 31,
	2008	2007	2006

Product sales	$336,609	$292,549	$255,838
Contract manufacturing sales	15,753	14,264	14,816

Total revenues	$352,362	$306,813	$270,654

Product sales increased by $44.1 million or 15% in fiscal 2008 as compared to fiscal 2007 and increased by $36.7 million or 14% in fiscal 2007 as compared to fiscal 2006. Product sales were comprised of the following (in thousands):

	Year ended October 31,
	2008	2007	2006

Infant formula market	$300,742	$265,563	$240,497
Food and beverage market	10,431	5,483	1,404
Pregnancy and nursing, nutritional supplements and animal feeds	20,835	17,439	10,121
Non-nutritional products	4,601	4,064	3,816

Total product sales	$336,609	$292,549	$255,838

Sales to the infant formula market increased in each of fiscal 2008, 2007 and 2006 due to continued strong demand in both the U.S. and international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in fiscal 2008 compared to prior fiscal years. In addition, sales into the pregnancy and nursing, nutritional supplements and animal feeds markets increased significantly in fiscal 2008 due to an overall expansion of Martek’s customer base in these markets.
Approximately 80%, 85% and 87% of our product sales in fiscal 2008, 2007 and 2006, respectively, were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). Although we are not given precise information by our customers as to the countries in which infant formula containing our oils are ultimately sold, we estimate that approximately 55%, 60% and 60% of our sales to infant formula licensees for fiscal 2008, 2007 and 2006, respectively, relate to sales in the U.S. The first infant formulas containing our oils were introduced in the U.S. in February 2002 and, as of October 31, 2008, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.
Although we anticipate that annual product sales will continue to grow, our future sales growth is subject to quarter-to-quarter fluctuations and is dependent to a significant degree upon the following factors: (i) the expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) the launches of new products containing our nutritional oils by current or future customers and the success in the marketplace of such launches; (iii) the timing and extent of stocking and destocking of inventory by our customers; (iv) the levels of inclusion of our oils in infant formula; (v) the timing and extent of our customers’ production campaigns and plant maintenance shutdowns; and (vi) the availability and use by our customers and others of competitive products.
Contract manufacturing sales revenues, totaling approximately $15.8 million, $14.3 million and $14.8 million in fiscal 2008, 2007 and 2006, respectively, relate to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The increase in contract manufacturing revenue in fiscal 2008 was primarily due to additional orders from one existing customer. The decline in contract manufacturing revenue in fiscal 2007 resulted from our decision to narrow contract manufacturing services to include only products with reasonable profit margins or those that we expect could have a strategic fit in the future. During fiscal 2009, the Company anticipates reducing the scope of its contract manufacturing activities focusing more of its resources on the Company’s higher margin nutritional oils business.
As a result of the above, total revenues increased by $45.5 million or 15% in fiscal 2008 as compared to fiscal 2007 and increased by $36.2 million or 13% in fiscal 2007 as compared to fiscal 2006.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Year ended October 31,
	2008	2007	2006

Cost of product sales	$192,848	$179,367	$158,600
Cost of contract manufacturing sales	14,000	13,952	14,676

Total cost of revenues	$206,848	$193,319	$173,276

Cost of product sales as a percentage of product sales improved to 57% in fiscal 2008 from 61% in fiscal 2007. The decrease was due mainly to DHA productivity improvements (1%) and decreases in our overall cost of ARA (3%).
Cost of product sales as a percentage of product sales improved to 61% in fiscal 2007 from 62% in fiscal 2006. The decrease was due primarily to the economies of scale and margin benefits derived from the October 2006 plant restructuring and production consolidation (2%) and DHA productivity improvements (1%), offset by increases in our ARA costs (2%).
Cost of contract manufacturing sales, totaling $14.0 million, $14.0 million and $14.7 million in fiscal 2008, 2007 and 2006, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume. Our contract manufacturing sales achieve significantly lower gross margins than our product sales but contribute to the recovery of our fixed overhead costs.
See “Management Outlook” for discussion of expected overall profit margins for fiscal 2009.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Year ended October 31,
	2008	2007	2006

Research and development	$26,223	$24,853	$24,044
Selling, general and administrative	54,181	44,855	39,597
Amortization of intangible assets	7,422	6,558	2,796
Restructuring charge	—	853	4,729
Other operating expenses	1,504	1,614	1,158

Total operating expenses	$89,330	$78,733	$72,324

Research and Development Our research and development costs increased by $1.4 million or 6% in fiscal 2008 as compared to fiscal 2007 due primarily to additional resources dedicated to, among other things, the development of new food and beverage applications for life’sDHA™. Our research and development costs increased by $800,000 or 3% in fiscal 2007 as compared to fiscal 2006 also due primarily to increased staffing and services to support product development. Our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (ii) improving manufacturing processes; and (iii) developing new products to expand our market offerings. We expect to continue to experience quarter-to-quarter fluctuations in research and development expenses primarily due to the timing of outside services, including third-party clinical trial services.
Selling, General and Administrative Our selling, general and administrative costs increased by $9.3 million or 21% in fiscal 2008 as compared to fiscal 2007. As a percentage of revenue, our selling, general and administrative expenses increased to 15.4% in fiscal 2008 from 14.6% in fiscal 2007. This increase resulted primarily from higher personnel costs driven by continued investment in personnel needed to support our growth as well as an increase over last year associated with the variable component of Company-wide compensation resulting from our improved overall financial performance. In addition, we continue to incur costs for marketing initiatives, which vary based on the timing of such marketing campaigns, and which are mainly designed to increase sales to infant formula customers overseas and to grow DHA markets outside of infant formula.
Our selling, general and administrative costs increased by $5.3 million or 13% in fiscal 2007 as compared to fiscal 2006. This increase resulted primarily from additional resources invested in our sales and marketing initiatives designed to grow our sales to infant formula customers overseas and to grow DHA markets outside of infant formula. Increased expenditures were made to expand our sales, customer support and marketing personnel (increase of $1.5 million) as well as to broaden the scope of our advertising and public relations campaigns (increase of $4.0 million). Our selling, general and administrative expenses were 14.6% of revenue in both fiscal 2007 and fiscal 2006.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $7.4 million, $6.6 million and $2.8 million during fiscal 2008, 2007 and 2006, respectively. The increase from fiscal 2007 to fiscal 2008 resulted primarily from the amortization associated with a new license arrangement entered into during fiscal 2008. The increase from fiscal 2006 to fiscal 2007 resulted primarily from the amortization of the costs incurred in late fiscal 2006 related to the Nutrinova and Lonza patent infringement suits. See Item 3. “Legal Proceedings” of Part I of this Form 10-K for further discussion of certain patent matters.
Restructuring Charge We recognized a charge of $900,000 in fiscal 2007 and $4.7 million in fiscal 2006 resulting from the October 2006 plant restructuring. This charge primarily includes outplacement-related professional services fees and relocation costs in fiscal 2007 and employee separation costs and a write-down of certain assets supporting production in Winchester in fiscal 2006. There were no costs associated with the restructuring in fiscal 2008. See Note 11 to the consolidated financial statements for further discussion of this matter.
Other Operating Expenses We incurred other operating expenses of $1.5 million, $1.6 million and $1.2 million in fiscal 2008, 2007 and 2006, respectively. These costs in fiscal 2008 and fiscal 2007 primarily include contract manufacturing production trials and start-up costs incurred in the expanded utilization of our internal manufacturing facilities.
Interest and Other Income, Net
Interest and other income, net, increased by $500,000 in fiscal 2008 as compared to fiscal 2007 and decreased by $300,000 in fiscal 2007 as compared to fiscal 2006, due primarily to varying levels of cash, cash equivalents and investment balances and variable interest rates earned.
Interest Expense
Interest expense decreased by $1.7 million in fiscal 2008 as compared to fiscal 2007 and decreased by $800,000 in fiscal 2007 as compared to fiscal 2006, due to reduced levels of debt outstanding under our revolving credit facility and associated variable rate interest costs. Since October 31, 2007, there have been no amounts outstanding under our revolving credit facility. In addition, certain notes payable with originally scheduled maturity dates in 2008 and 2015 were repaid in full during fiscal 2008 prior to scheduled maturity. See “Liquidity and Capital Resources” for further discussion.
Income Tax Provision (Benefit)
The provision for income taxes totaled $19.7 million, $1.7 million and $8.6 million in fiscal 2008, 2007 and 2006, respectively, which results in an effective tax rate of approximately 34.3%, 4.9% and 36.5% in fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, the Company recorded the income tax benefit of approximately $1.6 million of previously unrecognized research and development tax credits. During fiscal 2007, it was determined that certain net operating loss carryforwards, whose related deferred tax asset had previously been fully reserved, were more likely than not to be realized through the generation of future taxable income. This valuation allowance reversal resulted in an income tax benefit of $10.8 million and a decrease to goodwill of $7.4 million related to net operating loss carryforwards acquired by the Company in connection with our purchase of OmegaTech in 2002.
The deferred tax asset valuation allowance of $1.5 million and $1.6 million as of October 31, 2008 and 2007, respectively, relates to certain state net operating loss carryforwards whose realizability is uncertain. Should realization of these deferred tax assets become more likely than not, the resulting valuation allowance reversal would be reflected as additional benefit in the period of change. As of October 31, 2008, the net recorded value of our deferred tax asset was approximately $38.4 million. Realization of deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. As such, the realization of this $38.4 million asset will require the generation of approximately $100 million of future taxable income.

As of October 31, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $121 million, which expire at various dates between 2014 and 2025. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if we incur a change in ownership as defined under Section 382 of the Internal Revenue Code. Although we have net operating losses available to offset future taxable income, we may be subject to Federal alternative minimum taxes.
Net Income
As a result of the foregoing, net income was $37.7 million in fiscal 2008 as compared to net income of $32.0 million in fiscal 2007 and net income of $14.9 million in fiscal 2006.
RECENTLY ISSUED
ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated financial position and results of operations.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial position and results of operations, which impact will be largely dependent on the size and nature of any business combination completed after the adoption of this standard.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES
We have financed our operations primarily from the following sources:
•	cash generated from operations;
•	proceeds from the sale of equity securities;
•	cash received from the exercise of stock options and warrants; and
•	debt financing.
At October 31, 2008, our primary sources of liquidity were our cash and cash equivalents totaling $102.5 million as well as the $135 million available under our revolving credit facility. Cash and cash equivalents increased $85.5 million since October 31, 2007. During fiscal 2008, we generated $106.5 million in cash from operating activities due primarily to strong current year profits and reduced inventory levels. Capital expenditures during fiscal 2008 were $9.8 million, and repayments on notes payable of $8.9 million included prepayments on notes with originally scheduled maturities in 2008 and 2015. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. We expect that capital expenditures over the next twelve months will not exceed $25 million.
At October 31, 2008, our long-term investments had a fair value of $11.3 million and consisted of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. To this end, in November 2008, we executed an auction rate securities rights agreement with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.6 million and a fair value at October 31, 2008 of approximately $6.5 million.
Since our inception, we have raised approximately $430 million from public and private sales of our equity securities, as well as from option and warrant exercises.
The following table sets forth our future minimum payments under contractual obligations at October 31, 2008:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable(1)	$740	$137	$167	$77	$359
Operating lease obligations	3,221	1,173	1,666	121	261
Unconditional purchase obligations(2), (3)	83,035	82,635	400	—	—

Total contractual cash obligations	$86,996	$83,945	$2,233	$198	$620

(1)	Minimum payments above include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to minimum purchase commitment (see Note 4 to the consolidated financial statements).

(3)	Excludes $5.6 million of financial commitments associated with a research collaboration that are contingent upon the successful completion of identified milestones (see Note 12 to the consolidated financial statements).

(4)	The table above does not include uncertain tax payments of $1.7 million, the timing of which is also uncertain.
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. There were no amounts outstanding under the revolving credit facility during fiscal 2008. The weighted average interest rate on amounts outstanding under the credit facility was approximately 7.1% and 6.4% for the years ended October 31, 2007 and 2006, respectively. The weighted average annual commitment fee rate on unused amounts was approximately 0.1%, 0.1% and 0.2% for the years ended October 31, 2008, 2007 and 2006, respectively. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of October 31, 2008, we were in compliance with all of these debt covenants.

We believe that the revolving credit facility, when combined with our cash and cash equivalents of $102.5 million on-hand at October 31, 2008, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. Nonetheless, we may require additional capital to fund, among other things, our research and development, product testing and marketing activities. The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	our ability to operate profitably and generate positive cash flow;

•	growth in our infant formula, food and beverage and other nutritional product sales;

•	the extent and progress of our research and development programs;

•	the progress of pre-clinical and clinical studies;

•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;

•	the costs involved in filing, protecting and enforcing patent claims;

•	competing technological and market developments;

•	the development or acquisition of new products;

•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);

•	the costs associated with our internal build-up of inventory levels;

•	the costs associated with litigation to which we are a party;

•	the costs of, and any capital requirements related to, merger and acquisition activity; and

•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.
OFF-BALANCE SHEET ARRANGEMENTS
We have entered into lease agreements, primarily for certain laboratory and administrative space, with rental payments aggregating $3.2 million over the remaining lease terms, which expire through 2013.
In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. We guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by us in excess of specified minimum thresholds. The guarantee amount payable, if any, would be credited against a portion of DSM invoices for purchases made after the Recoupment Period. In May 2008, we and DSM entered into an amendment to change the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, we will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of October 31, 2008, the value of the remaining calendar 2008 and 2009 minimum purchase quantities is approximately $81.9 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business.
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
A portion of the ARA we buy from DSM is denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for fiscal 2009, approximately 25% of our ARA received from DSM will be subject to currency risk. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At October 31, 2008, due to recent strengthening of the U.S. dollar versus the euro, we had unrealized losses on such hedge instruments totaling approximately $2.9 million, net of income taxes. To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at October 31, 2008, there was no variable-rate debt outstanding.
We have investments in auction rate securities (“ARS”) at October 31, 2008 with a fair value of $11.3 million, which are classified as available-for-sale and recorded at fair value. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. As a result of current negative conditions in the global credit markets, since February 2008, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the ARS, during fiscal 2008, we recorded an unrealized loss on these securities of approximately $1.8 million ($1.1 million, net of income tax benefit), reflecting the decline in the estimated fair value of these securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional unrealized losses. Subsequent to October 31, 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS, at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.6 million and a fair value at October 31, 2008 of approximately $6.5 million. The benefits of the Put Agreement are subject to the continued expected performance by the financial institution of its obligations under the agreement.

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
Martek’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Martek’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that Martek’s internal control over financial reporting was effective as of October 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management discussed its assessment with the Audit Committee of the Board of Directors. The effectiveness of Martek’s internal control over financial reporting as of October 31, 2008 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steve Dubin	/s/ Peter L. Buzy

Steve Dubin	Peter L. Buzy
Chief Executive Officer and Director	Chief Financial Officer, Treasurer and Executive Vice President for
Finance and Administration

December 24, 2008	December 24, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martek Biosciences Corporation at October 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 24, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

December 24, 2008
McLean, Virginia

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Martek Biosciences Corporation
We have audited Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martek Biosciences Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Martek Biosciences Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2008 of Martek Biosciences Corporation, and our report dated December 24, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 24, 2008

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31,
In thousands, except share and per share data	2008	2007

Assets
Current assets
Cash and cash equivalents	$102,495	$16,973
Short-term investments and marketable securities	—	4,675
Accounts receivable, net	40,438	41,643
Inventories, net	99,553	109,409
Deferred tax asset	24,821	14,549
Other current assets	4,866	8,237

Total current assets	272,173	195,486

Property, plant and equipment, net	265,900	277,915
Deferred tax asset	13,535	36,757
Long-term auction rate security investments	11,336	—
Goodwill	51,592	51,564
Other intangible assets, net	30,997	34,320
Other assets, net	448	653

Total assets	$645,981	$596,695

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$17,105	$18,118
Accrued liabilities	28,819	25,154
Current portion of notes payable and other long-term obligations	374	1,012
Current portion of deferred revenue	1,044	1,857

Total current liabilities	47,342	46,141

Notes payable and other long-term obligations	793	9,310
Long-term portion of deferred revenue	9,263	9,517

Total liabilities	57,398	64,968

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,147,360 and 32,335,622 shares issued and outstanding, respectively	3,315	3,234
Additional paid-in capital	553,871	530,575
Accumulated other comprehensive (loss) income	(3,985)	203
Retained earnings (accumulated deficit)	35,382	(2,285)

Total stockholders’ equity	588,583	531,727

Total liabilities and stockholders’ equity	$645,981	$596,695

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year ended October 31,
In thousands, except per share data	2008	2007	2006

Revenues:
Product sales	$336,609	$292,549	$255,838
Contract manufacturing sales	15,753	14,264	14,816

Total revenues	352,362	306,813	270,654

Cost of revenues:
Cost of product sales	192,848	179,367	158,600
Cost of contract manufacturing sales	14,000	13,952	14,676

Total cost of revenues	206,848	193,319	173,276

Gross margin	145,514	113,494	97,378

Operating expenses:
Research and development	26,223	24,853	24,044
Selling, general and administrative	54,181	44,855	39,597
Amortization of intangible assets	7,422	6,558	2,796
Restructuring charge	—	853	4,729
Other operating expenses	1,504	1,614	1,158

Total operating expenses	89,330	78,733	72,324

Income from operations	56,184	34,761	25,054

Interest and other income, net	1,647	1,144	1,490
Interest expense	(510)	(2,233)	(3,018)

Income before income tax provision	57,321	33,672	23,526
Income tax provision	19,654	1,659	8,588

Net income	$37,667	$32,013	$14,938

Net income per share
Basic	$1.14	$0.99	$0.47

Diluted	$1.13	$0.98	$0.46

Weighted average common shares outstanding
Basic	32,951	32,336	32,113
Diluted	33,284	32,593	32,343
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit)	Total

Balance at October 31, 2005	32,026,595	$3,203	$515,237	$1	$(49,236)	$469,205

Issuance of common stock under employee stock plans	129,567	13	2,909	—	—	2,922
Equity-based compensation	—	—	3,753	—	—	3,753
Tax benefit of exercise of non-qualified stock options	—	—	1,587	—	—	1,587
Net income	—	—	—	—	14,938	14,938
Other comprehensive income (loss):
Realized gain on exchange rate forward contracts, net of tax of $—	—	—	—	(1)	—	(1)
Unrealized gain on exchange rate forward contracts, net of tax of $102	—	—	—	171	—	171

Comprehensive income						15,108

Balance at October 31, 2006	32,156,162	3,216	523,486	171	(34,298)	492,575

Issuance of common stock under employee stock plans	179,460	18	2,747	—	—	2,765
Equity-based compensation	—	—	2,710	—	—	2,710
Tax benefit of exercise of non-qualified stock options	—	—	1,632	—	—	1,632
Net income	—	—	—	—	32,013	32,013
Other comprehensive income (loss):
Realized gain on exchange rate forward contracts, net of tax of $(102)	—	—	—	(171)	—	(171)
Unrealized gain on exchange rate forward contracts, net of tax of $116	—	—	—	203	—	203

Comprehensive income						32,045

Balance at October 31, 2007	32,335,622	3,234	530,575	203	(2,285)	531,727

Issuance of shares related to OmegaTech contingent purchase price	340,946	34	10,130	—	—	10,164
Issuance of common stock under employee stock plans	470,792	47	8,191	—	—	8,238
Equity-based compensation	—	—	3,192	—	—	3,192
Tax benefit of exercise of non-qualified stock options and vesting of restricted stock units	—	—	1,783	—	—	1,783
Net income	—	—	—	—	37,667	37,667
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of $(669)	—	—	—	(1,120)	—	(1,120)
Realized gain on exchange rate forward contracts, net of tax of $(163)	—	—	—	(286)	—	(286)
Unrealized loss on exchange rate forward contracts, net of tax of $(1,666)	—	—	—	(2,782)	—	(2,782)

Comprehensive income						33,479

Balance at October 31, 2008	33,147,360	$3,315	$553,871	$(3,985)	$35,382	$588,583

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
In thousands	2008	2007	2006

Operating activities

Net income	$37,667	$32,013	$14,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,633	26,466	21,672
Provision for inventory obsolescence	2,200	900	500
Deferred tax provision	16,636	479	8,308
Equity-based compensation expense	3,200	2,744	3,572
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	(1,783)	(507)	(1,587)
Loss from disposal and write-down of assets and other	958	1,104	2,845
Changes in operating assets and liabilities:
Accounts receivable	1,205	(9,129)	(5,143)
Inventories	7,648	1,976	(21,104)
Other assets	2,892	1,968	(4,113)
Accounts payable	(1,382)	(3,545)	5,002
Accrued liabilities	9,980	(7,642)	8,527
Deferred revenue and other liabilities	(1,306)	(967)	2,205

Net cash provided by operating activities	106,548	45,860	35,622

Investing activities

Purchases of investments, marketable securities and long-term auction rate security investments	(16,925)	(275)	(19,600)
Sales of investments, marketable securities and long-term auction rate security investments	8,475	6,850	30,650
Expenditures for property, plant and equipment	(9,785)	(8,279)	(10,902)
Repurchase from sale-leaseback transaction and other	—	(3,010)	(6,877)
Capitalization of intangible and other assets	(3,895)	(6,010)	(6,862)

Net cash used in investing activities	(22,130)	(10,724)	(13,591)

Financing activities

Repayments of notes payable and other long-term obligations	(8,917)	(1,013)	(3,009)
Repayments under revolving credit facility, net	—	(36,000)	(19,000)
Proceeds from the issuance of common stock under employee stock plans	8,238	2,765	2,922
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	1,783	507	1,587

Net cash provided by (used in) financing activities	1,104	(33,741)	(17,500)

Net increase in cash and cash equivalents	85,522	1,395	4,531
Cash and cash equivalents, beginning of year	16,973	15,578	11,047

Cash and cash equivalents, end of year	$102,495	$16,973	$15,578

Supplemental cash flow disclosures:
Interest paid	$464	$2,478	$3,625
Income taxes paid	$2,902	$530	$280
Issuance of shares related to OmegaTech contingent purchase price	$10,164	$—	$—
Accrual of contingent purchase price to be settled in shares of Martek common stock	$—	$10,164	$—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Martek Biosciences Corporation (the “Company” or “Martek”), a Delaware corporation, was founded in 1985. The Company is a leader in the innovation and development of omega-3 DHA products that promote health and wellness through every stage of life and a leading provider of omega-6 ARA to the infant formula industry. The Company’s products and services include: (1) specialty, nutritional oils for infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feed and (2) contract manufacturing.
Martek’s nutritional oils are comprised of fatty acid components, primarily docosahexaenoic acid, commonly known as DHA, and arachidonic acid, commonly known as ARA. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have also been linked to a variety of health risks, including Alzheimer’s disease, dementia and increased cardiovascular problems. Further research is underway to assess the role of supplementation with the Company’s DHA on mitigating a variety of health risks.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Certain infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $2.1 million, $2.4 million and $3.6 million in fiscal 2008, 2007 and 2006, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs The Company accounts for income and costs related to shipping activities in accordance with the Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Revenues and Costs.” Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues. Shipping and handling costs were approximately $2.7 million, $1.6 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively.

Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of a portion of purchases of ARA from DSM Food Specialties B.V. (“DSM”), which are denominated in euros.
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of October 31, 2008, outstanding forward contracts had notional values aggregating approximately 26.0 million euros (equivalent to $33.0 million at October 31, 2008). Amounts recorded due to hedge ineffectiveness have historically not been material.
Research and Development Research and development costs are charged to operations as incurred. These costs include internal labor, materials and overhead expenses associated with the Company’s ongoing research and development activity as well as third-party costs for contracted work and clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print, television and internet-based advertising, were approximately $2.7 million in both fiscal 2008 and fiscal 2007 and $1.0 million in fiscal 2006.
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
Deferred Income Taxes Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Deferred tax assets are also recognized for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when such amounts are projected to reverse or be utilized. The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. Valuation allowances are provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized.
The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective November 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more likely than not” to be sustained upon examination by the taxing authority. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. Pursuant to FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. The adoption of FIN 48 did not result in a cumulative adjustment to accumulated deficit and did not have a material effect on the Company’s consolidated financial position or results of operations.
Equity-Based Compensation The Company records compensation cost for all equity-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). The Company utilizes the “straight-line” method for allocating compensation cost by period.
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
Investments and Marketable Securities The Company has classified all investments and marketable securities at October 31, 2008 and 2007 as available-for-sale. Unrealized gains and losses on these securities, if any, are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Realized gains and losses are included in other income based on the specific identification method.
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
Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at October 31, 2008 and 2007. See Note 5 for discussion of auction rate securities.
Trade Receivables Trade receivables are reported in the consolidated balance sheets at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. The Company may extend credit terms up to 50 days and considers receivables past due if not paid by the due date. The Company performs ongoing credit evaluations of its customers and extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Losses have historically been within management’s expectations. The allowance for doubtful accounts was approximately $20,000 and $60,000 as of October 31, 2008 and 2007, respectively.
Concentration of Credit Risk and Significant Customers Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are present due to the relatively small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s ongoing efforts to monitor its exposure for credit losses. Five customers accounted for approximately 80%, 85% and 87% of the Company’s product sales in fiscal 2008, 2007 and 2006, respectively. At October 31, 2008 and 2007, five customers accounted for approximately 74% and 81%, respectively, of the Company’s outstanding accounts receivable balance. Included in these amounts is one of the Company’s customers that accounted for approximately 36%, 42% and 45% of total product sales in fiscal 2008, 2007 and 2006, respectively, and represented 34% and 43% of the Company’s outstanding accounts receivable balance at October 31, 2008 and 2007, respectively. Approximately 55%, 60% and 60% of the Company’s sales were to domestic customers in each of fiscal 2008, 2007 and 2006, respectively.
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
Goodwill and Other Intangible Assets In accordance with SFAS 142, goodwill is tested for impairment on an annual basis and between annual tests when indicators of potential impairment are identified, using a fair value-based approach. The Company’s annual impairment test date is August 1 of each fiscal year. The Company has one reporting unit and determines fair value of the reporting unit using the market and income approach. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company’s intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.

Impairment of Long-Lived Assets In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Assets are grouped and evaluated for impairment at the lowest level for which there are identified cash flows. The Company deems an asset to be impaired if a forecast of undiscounted cash flows is less than its carrying amount. The impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company generally measures fair value by discounting projected future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Recently Issued Accounting Pronouncements In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial position and results of operations.
In June 2007, the FASB ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-3 to have a material impact on its consolidated financial position and results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated financial position and results of operations, which impact will be largely dependent on the size and nature of any business combination completed after the adoption of this standard.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect that the adoption of SFAS 161 will have a material impact on its consolidated financial position and results of operations.
3. EQUITY-BASED COMPENSATION
As of October 31, 2008, the Company had stock options and restricted stock units outstanding that were previously granted under the Company’s 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Equity-Based Compensation Plans.” Option awards under the Equity-Based Compensation Plans are granted at prices as determined by the Compensation Committee, but are not less than the fair market value of the Company’s common stock on the date of grant. Stock options granted and outstanding include non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. Restricted stock units granted generally vest over periods of up to 62 months from the date of grant. At October 31, 2008, approximately 1.3 million shares of common stock were available for future grants under the Equity-Based Compensation Plans.

Stock Options
The Company granted 18,094 stock options during the year ended October 31, 2008. The Company did not grant any stock options during the year ended October 31, 2007. The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted during all periods. Based upon the Black-Scholes-Merton valuation model, the stock options granted in fiscal 2008 and 2006 had total fair market values of $150,000 and $1.0 million, respectively. As follows are the weighted average assumptions used in valuing the stock options granted during the years ended October 31, 2008 and 2006, and a discussion of the Company’s methodology for developing each of the assumptions used:

	Year ended October 31,
	2008	2007	2006

Expected volatility	48.5%	n/a	61.1%
Risk-free interest rate	3.2%	n/a	4.7%
Expected life of options	2 years	n/a	5 years
Expected dividend yield	0%	n/a	0%
Forfeiture rate	0%	n/a	1%
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the preceding five-year period to estimate expected volatility. From fiscal 2004 through fiscal 2008, the Company’s annual volatility ranged from 48.5% to 69.4% with an average of 60.6%.
Risk-Free Interest Rate — This is the average U.S. Treasury rate (having a term that most closely resembles the expected life of the option) for the quarter in which the option was granted.
Expected Life of Options — This is the period of time that the options granted are expected to remain outstanding. This estimate is based primarily on historical exercise data. Options granted during the years ended October 31, 2008 and 2006 have a maximum term of ten years.
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
The weighted average fair market value of the options at the date of grant for options granted during the years ended October 31, 2008 and 2006 was $8.29 and $17.84, respectively. A summary of the Company’s options as of October 31, 2008 is presented below:

				Weighted Average
	Number of		Aggregate	Remaining
	Shares	Weighted Average	Intrinsic Value	Contractual
	(in thousands)	Price per Share	(in thousands)	Term (years)

Options outstanding at November 1, 2007	3,077	$38.99

Granted	18	$28.43
Exercised	(412)	$21.71
Cancelled and forfeited	(96)	$55.89

Options outstanding at October 31, 2008	2,587	$41.04	$7,572	4.8

Options exercisable at October 31, 2008	2,573	$41.02	$7,563	4.7

Vested and expected to vest at October 31, 2008	2,587	$41.04	$7,572	4.8

The total intrinsic value of stock options exercised during the years ended October 31, 2008, 2007 and 2006 was approximately $4.5 million, $1.6 million and $600,000, respectively. The total fair value of options vested during the years ended October 31, 2008, 2007 and 2006 was approximately $1.0 million, $2.8 million and $4.5 million, respectively.
As of October 31, 2008, there was approximately $400,000 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.

Restricted Stock Units
Restricted stock units represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The Company granted 223,143 and 281,395 restricted stock units during years ended October 31, 2008 and 2007, respectively, which generally vest over periods of up to 62 months from the date of grant. The Company did not grant any restricted stock units during the year ended October 31, 2006. The total fair value of the restricted stock units granted during the years ended October 31, 2008 and 2007 of $7.3 million and $6.4 million, respectively, was based on the fair market value of the Company’s common stock on the date of grant.
The fair market value at the time of the grant is amortized to expense on a straight-line basis over the period of vesting. The fair market value is determined based on the number of restricted stock units granted and the market value of the Company’s shares on the grant date. Pre-vesting forfeitures were estimated to be approximately 5%. The weighted average grant date fair value of restricted stock units granted during the years ended October 31, 2008 and 2007 was $32.88 and $22.69, respectively. The total fair value of restricted stock units vested during the year ended October 31, 2008 was approximately $1.8 million ($23.06 weighted average fair value per share). A summary of the Company’s restricted stock units as of October 31, 2008 is presented below:

			Weighted Average
	Number of	Aggregate	Remaining
	Shares	Intrinsic Value	Contractual
	(in thousands)	(in thousands)	Term (years)

Restricted stock units outstanding at November 1, 2007	264

Granted	223
Vested	(79)
Cancelled and forfeited	(22)

Restricted stock units outstanding at October 31, 2008	386	$11,526	6.6

Vested and expected to vest at October 31, 2008	361	$10,758	6.6

As of October 31, 2008, there was approximately $9.0 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2013 with a weighted average recognition period of approximately two years.
The Company recognized $3.2 million, $2.7 million and $3.6 million in the years ended October 31, 2008, 2007 and 2006, respectively, in compensation cost related to employee stock plans. Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods presented. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was approximately $1.2 million, $1.0 million and $1.3 million in the years ended October 31, 2008, 2007 and 2006, respectively. Compensation cost capitalized as part of inventory during the years ended October 31, 2008, 2007 and 2006 was approximately $300,000, $300,000 and $500,000, respectively.
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
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). The 2007 Amendment finalized ARA pricing to Martek for calendar 2007 as well as the parameters and methodologies for the establishment of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. The 2007 Amendment also established minimum ARA purchase quantities for Martek during calendar years 2007 and 2008. As part of the 2006 Amendment, Martek guaranteed the recovery of certain costs incurred by DSM in connection with the Belvidere, New Jersey and Capua, Italy expansions, up to $40 million, with such amount being reduced annually through December 31, 2008 (the “Recoupment Period”) based upon ARA purchases by Martek in excess of specified minimum thresholds. The guarantee amount payable, if any, would be credited against a portion of DSM invoices for purchases made after the Recoupment Period. In May 2008, the Company and DSM entered into an amendment to change the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, Martek will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of October 31, 2008, the value of the remaining calendar 2008 and 2009 minimum purchase quantities is approximately $81.9 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business.

5. INVESTMENTS
At October 31, 2008 and 2007, the Company had investments which totaled $11.3 million and $4.7 million, respectively, consisting of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of current negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.
The Company accounts for these securities as available-for-sale investments. Prior to February 2008, the par value of the Company’s ARS approximated fair value due to the frequent resetting of the interest rate upon settlement of the auction. While Martek continues to receive interest payments on these investments involved in failed auctions, the Company believes that the estimated fair value of these ARS no longer approximates par value. The Company estimated the fair value of these securities using internally-developed discounted cash flow analyses. These analyses are subject to management’s estimates of the future and consider, among other items, the creditworthiness of the issuer, the collateralization underlying the securities and the timing of expected future cash flows. As of October 31, 2008, Martek has recorded an unrealized loss on these securities of approximately $1.8 million ($1.1 million, net of income tax benefit) in other comprehensive income, reflecting the decline in the estimated fair value of these securities.
As of October 31, 2008, the Company believes that the unrealized losses in the ARS are temporary. In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities and our ability and intent to hold these investments until recovery in market value occurs. Due to the Company’s belief that the market for these ARS may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on the accompanying balance sheet as of October 31, 2008. The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.
Subsequent to October 31, 2008, the Company executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides Martek the ability to sell certain of its ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS, at par, during the period June 30, 2010 through July 2, 2012. The Company’s ARS holdings to which this relates have a cost basis of approximately $7.6 million and a fair value at October 31, 2008 of approximately $6.5 million. Upon execution of the Put Agreement, the ARS covered by the Put Agreement were classified as “trading” and therefore, the Company will recognize an other-than-temporary impairment through other expense in the first quarter of fiscal 2009. At that same time, as permitted under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” the Company will record the Put Agreement at its fair value and recognize a gain equal to that fair value in other income. The Company expects that value of the Put Agreement and subsequent changes in the value of the Put Agreement will largely offset the other-than-temporary loss on the ARS and subsequent fair value movements of the ARS, subject to the continued expected performance by the financial institution of its obligations under the agreement.
6. INVENTORIES
Inventories consist of the following (in thousands):

	October 31,
	2008	2007

Finished goods	$45,871	$57,852
Work in process	49,042	48,721
Raw materials	4,640	2,836

Inventories, net	$99,553	$109,409

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors. Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	October 31,
	2008	2007

Land	$2,320	$2,320
Building and improvements	64,731	63,892
Machinery and equipment	262,831	256,739
Furniture and fixtures	2,963	3,143
Computer hardware and software	16,119	13,929

	348,964	340,023
Less: accumulated depreciation and amortization	(91,268)	(70,459)

	257,696	269,564
Construction in progress	8,204	8,351

Property, plant and equipment, net	$265,900	$277,915

Depreciation and amortization expense on property, plant and equipment totaled approximately $21.5 million, $20.6 million and $18.9 million for the years ended October 31, 2008, 2007 and 2006, respectively.
Assets available for commercial use that were not in productive service had a net book value of $38.2 million and $71.8 million at October 31, 2008 and 2007, respectively. Depreciation as well as certain other fixed costs related to such idle assets is recorded as idle capacity costs and included within cost of product sales in the accompanying consolidated statements of income.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	October 31, 2008			October 31, 2007
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,153	$(850)	$1,303	$2,098	$(691)	$1,407
Patents	22,533	(7,795)	14,738	22,226	(5,594)	16,632
Core technology	1,708	(683)	1,025	1,708	(569)	1,139
Current products	10,676	(4,652)	6,024	10,676	(3,940)	6,736
Licenses	11,968	(4,061)	7,907	10,996	(2,590)	8,406

	49,038	(18,041)	30,997	47,704	(13,384)	34,320

Goodwill	51,592	—	51,592	51,564	—	51,564

	$100,630	$(18,041)	$82,589	$99,268	$(13,384)	$85,884

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $6.6 million, $5.3 million and $1.9 million in the years ended October 31, 2008, 2007 and 2006, respectively, related to assets supporting the Company’s commercial products and approximately $800,000, $1.2 million and $800,000, respectively, related to assets supporting the Company’s research and development initiatives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for fiscal 2009 will be approximately $5.6 million, for fiscal 2010 will be approximately $4.3 million, for fiscal 2011 will be approximately $3.7 million, for fiscal 2012 will be approximately $3.4 million and for fiscal 2013 will be approximately $3.0 million. As of October 31, 2008, the weighted average remaining useful lives of the Company’s patents, current products and licenses are 7 years, 9 years and 10 years, respectively.
The Company recorded patent amortization expense of approximately $4.7 million, $4.2 million and $1.1 million in the years ended October 31, 2008, 2007 and 2006, respectively.

9. ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	October 31,
	2008	2007

Compensation and employee benefits	$14,789	$9,398
OmegaTech contingent share issuance	—	10,167
Unrealized loss on forward contracts	4,577	—
Customer-related	3,422	1,135
Other	6,031	4,454

	$28,819	$25,154

Customer-related accrued liabilities primarily relate to deferred customer credits and estimated discounts on volume purchases.
See Note 12 for discussion of the OmegaTech contingent share issuance.
10. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. There were no amounts outstanding under the credit facility in fiscal 2008. The weighted average interest rate on amounts outstanding under the revolving credit facility was approximately 7.1% and 6.4% for the years ended October 31, 2007 and 2006, respectively. The weighted average annual commitment fee rate on unused amounts was approximately 0.1%, 0.1% and 0.2% for the years ended October 31, 2008, 2007 and 2006, respectively. Both the interest and commitment fee rates are based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of October 31, 2008, the Company was in compliance with all of these debt covenants.
In connection with the purchase of certain assets and the assumption of certain liabilities of FermPro in fiscal 2003, the Company assumed a $10 million secured note. The note was amended in January 2004 and was an unsecured obligation of the Company. The note had a stated interest rate of 5% and principal was amortized utilizing a 20-year period with the outstanding principal due at the maturity date of December 31, 2008. During fiscal 2008, the Company repaid prior to scheduled maturity the full $7.8 million due under this note. The Company also repaid in full $600,000 of principal due under notes payable with originally scheduled maturities of April 2015.
The annual maturities of the Company’s notes payable and long-term debt at October 31, 2008 are summarized as follows (in thousands):

Fiscal Year

2009	$110
2010	104
2011	17
2012	18
2013	19
Thereafter	263

$531

During the years ended October 31, 2008, 2007 and 2006, the Company incurred interest on borrowings of approximately $500,000, $2.4 million and $3.6 million, respectively, and recorded amortization of related deferred financing fees of approximately $200,000 in each year. Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction. Accordingly, during the years ended October 31, 2008, 2007 and 2006, approximately $100,000, $300,000 and $700,000 of interest was capitalized.
The carrying amounts of notes payable and long-term debt under the revolving credit facility at October 31, 2008 and 2007 approximate their fair values based on instruments of similar terms available to the Company.

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
There were no expenses associated with the restructuring incurred in fiscal 2008.
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
The Company also leases its premises in Boulder, Colorado under an operating lease that expires in May 2011. The terms of the lease include annual rent escalations of 3.5%. Additionally, the Company leases certain property classified as operating leases at its Winchester, Kentucky and Kingstree, South Carolina manufacturing facilities and its Boulder offices.
Rent expense was approximately $2.0 million, $1.9 million and $5.0 million for the years ended October 31, 2008, 2007 and 2006, respectively.
Future minimum lease payments under operating leases at October 31, 2008 are as follows (in thousands):

Fiscal Year
2009	$1,173
2010	1,231
2011	435
2012	73
2013	48
Thereafter	261

$3,221

Scientific Research Collaborations The Company has entered into various collaborative research and license agreements for its non-nutritional algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations. Royalty payments in fiscal years 2008, 2007 and 2006 were not material.

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
In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA. Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones. As of October 31, 2008, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $1.1 million. Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.
Purchase Commitments See Note 4 for discussion of purchase commitments to DSM.
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
Beginning in 2004, disputes existed and litigation was ongoing between the Company and the representative of the former OmegaTech stockholders related to whether certain of the other milestones had been achieved. In October 2007, the Company entered into a settlement with the former OmegaTech stockholders regarding the disputed contingent consideration associated with these milestones. In connection with the settlement, the Company issued 340,946 shares of its common stock to the former OmegaTech stockholders in December 2007. The shares issued to the former OmegaTech stockholders resulted in the recognition of approximately $10.2 million of additional purchase price consideration which has been recorded as goodwill by the Company. The settlement eliminates the potential for any additional shares to be issued to the former OmegaTech stockholders.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.
In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova and Celanese Ventures GmbH. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of Martek’s European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in 2009.
In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of October 31, 2008, the patents being defended had a net book value of approximately $5.8 million, including capitalized legal costs, which will be amortized over a weighted average remaining period of approximately four years.
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended October 31,
	2008	2007	2006

Net income	$37,667	$32,013	$14,938

Weighted average shares outstanding, basic	32,951	32,336	32,113
Effect of dilutive potential common shares:
Stock options	256	223	230
Restricted stock units	77	34	—

Total dilutive potential common shares	333	257	230

Weighted average shares outstanding, diluted	33,284	32,593	32,343

Net income per share, basic	$1.14	$0.99	$0.47

Net income per share, diluted	$1.13	$0.98	$0.46

Stock options to purchase approximately 1.5 million, 2.3 million and 2.7 million shares were outstanding but were not included in the computation of diluted net income per share for the years ended October 31, 2008, 2007 and 2006, respectively, because the effects would have been antidilutive.
14. STOCKHOLDER RIGHTS PLAN
In February 2006, the Company’s Board of Directors approved the renewal of its Stockholder Rights Plan through the adoption of a new Rights Agreement. In connection with the adoption of the new Rights Agreement, preferred stock purchase rights (“Rights”) were granted as a dividend at the rate of one Right for each share of the Company’s common stock held of record at the close of business on February 7, 2006. Each share issued after February 7, 2006 was to be accompanied by a Right. Each Right provided the holder the opportunity to purchase 1/1000th of a share of Series B Junior Participating Preferred Stock under certain circumstances at a price of $150 per share of such preferred stock. All rights were scheduled to expire on February 7, 2016.
At the time of adoption of the Rights Plan, the Rights were neither exercisable nor traded separately from the common stock. The Rights were to be exercisable only if a person or group in the future becomes the beneficial owner of 20% or more of the common stock or announces a tender or exchange offer which would result in its ownership of 20% or more of the common stock. Ten days after a public announcement that a person or group has become the beneficial owner of 20% or more of the common stock, each holder of a Right, other than the acquiring person, would be entitled to purchase $300 worth of the common stock of the Company for each Right at the exercise price of $150 per Right, which would effectively enable such Right-holders to purchase the common stock at one-half of the then-current price.
In September 2008, the Board of Directors of the Company determined that the maintenance of the Rights Agreement was no longer in the interests of the Company and its stockholders. The Board of Directors of the Company ordered the redemption, effective as of the close of business on September 30, 2008, of all Rights issued under the Rights Agreement for the stated redemption price of $0.001 per Right, or $33,128 in the aggregate.
15. INCOME TAXES
The income tax provision consisted of the following (in thousands):

	Year ended October 31,
	2008	2007	2006

Current provision:
Federal	$768	$530	$280
State	2,250	43	11
Deferred provision:
Federal	15,520	850	8,098
State	1,116	236	199

Income tax provision	$19,654	$1,659	$8,588

The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year ended October 31,
	2008	2007	2006

Federal income tax expense at 35%	$20,062	$11,785	$8,234

State taxes, net of Federal benefit	1,981	351	210
Previously unrecognized research and development tax credits	(1,608)	—	—
Change in valuation allowance	(66)	(10,841)	—
Other	(715)	364	144

Income tax provision	$19,654	$1,659	$8,588

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards. Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	October 31,
	2008	2007

Deferred tax assets:
Accruals and reserves	$4,006	$1,546
Net operating loss carryforwards and credits	51,639	61,484
Forward contracts and investments	2,496	—
Deferred revenue	3,702	4,064
Equity-based compensation	2,457	2,100
Other	508	318

Total assets	64,808	69,512

Deferred tax liabilities:
Property, plant and equipment	(19,467)	(11,476)
Patents and trademarks	(1,417)	(1,257)
Acquired intangibles	(2,647)	(2,813)
Goodwill	(1,437)	(1,096)
Other	—	(14)

Total liabilities	(24,968)	(16,656)

Total deferred tax asset	39,840	52,856
Valuation allowance	(1,484)	(1,550)

Deferred tax asset, net of valuation allowance	38,356	51,306
Less: current deferred tax asset	(24,821)	(14,549)

Long-term deferred tax asset	$13,535	$36,757

Realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located. During fiscal 2007, it was determined that certain net operating loss carryforwards, whose related deferred tax asset had previously been fully reserved, were more likely than not to be realized through the generation of future taxable income. This valuation allowance reversal during fiscal 2007 resulted in an income tax benefit of $10.8 million and a decrease to goodwill of $7.4 million related to net operating loss carryforwards acquired by the Company in connection with its purchase of OmegaTech in 2002. The deferred tax asset valuation allowance of $1.5 million and $1.6 million as of October 31, 2008 and 2007, respectively, relates to certain state net operating loss carryforwards whose realizability is uncertain. Should realization of these deferred tax assets become more likely than not, the resulting valuation allowance reversal would be reflected in income.
In connection with its implementation of SFAS 123R on November 1, 2006, the Company adopted the tax law method for determining the order in which deductions, carryforwards and credits are realized by the Company. The Company recorded increases to additional paid-in capital of approximately $1.4 million, $1.6 million and $4.9 million in fiscal 2008, 2007 and 2006, respectively, which related to the realization of the excess tax deduction associated with exercises of non-qualified stock options. In accordance with SFAS 123R, deferred tax assets associated with these deductions are only recognized to the extent that they reduce current taxes payable. To the extent these stock option deductions do not reduce taxes payable, the unrecognized benefit is not reflected within the Company’s consolidated balance sheets.

As of October 31, 2008, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $121 million, which expire at various dates between 2014 and 2025. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if the Company incurs a change in ownership as defined under Section 382 of the Internal Revenue Code. Although the Company has net operating losses available to offset future taxable income, the Company may be subject to Federal alternative minimum taxes.
The Company adopted FIN 48, effective November 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.
For the year ended October 31, 2008, interest and penalties recorded were not material.
A reconciliation of the beginning and ending balance of the total amounts of unrecognized tax benefits for the year is as follows (in thousands):

Unrecognized tax benefits at November 1, 2007	$711
Gross increases—tax positions in prior period	1,390
Gross decreases—tax positions in prior period	—
Gross increases—tax positions in the current period	—
Settlements with taxing authorities	(352)
Lapse of statute of limitations	—

Unrecognized tax benefits at October 31, 2008	$1,749

As of October 31, 2008, approximately $600,000 of unrecognized tax benefits were included in accrued liabilities with the remainder reducing deferred tax assets. The entire $1.7 million of unrecognized tax benefits at October 31, 2008, would affect the effective tax rate if recognized. The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to fiscal 1991, some elements of the income tax returns back to fiscal 1991 are subject to examination. The Company believes that appropriate provisions for all outstanding items have been made for all jurisdictions and for all open years.
16. EMPLOYEE 401(K) PLAN
The Company maintains an employee 401(k) Plan (the “Plan”). The Plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount up to 100% of their total compensation to contribute to the Plan, not to exceed the maximum allowable by Internal Revenue Service regulations. The Company may make “matching contributions” equal to a discretionary percentage up to 3% of a participant’s salary, based on deductions of up to 6% of a participant’s salary. All amounts deferred by a participant under the 401(k) Plan’s salary reduction feature vest immediately in the participant’s account while contributions the Company may make would vest over a five-year period in the participant’s account. The Company contribution was approximately $1.0 million, $900,000 and $900,000 for the years ended October 31, 2008, 2007 and 2006, respectively.
17. QUARTERLY FINANCIAL INFORMATION (unaudited)
Quarterly financial information for fiscal 2008 and 2007 is presented in the following table (in thousands, except per share data):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

2008
Total revenues	$82,881	$90,726	$88,403	$90,352
Cost of revenues	48,785	53,343	51,708	53,012
Income from operations	13,302	14,357	14,603	13,922
Net income	8,669	9,202	9,332	10,464	(1)
Net income per share, basic	0.26	0.28	0.28	0.32	(1)
Net income per share, diluted	0.26	0.28	0.28	0.31	(1)

2007
Total revenues	$70,261	$76,686	$77,846	$82,020
Cost of revenues	46,392	50,009	47,898	49,020
Income from operations	4,758	8,077	9,905	12,021
Net income	2,750	4,869	6,126	18,268	(2)
Net income per share, basic	0.09	0.15	0.19	0.56	(2)
Net income per share, diluted	0.08	0.15	0.19	0.55	(2)

(1)	In the fourth quarter of fiscal 2008, Martek recognized an income tax benefit of $1.6 million related primarily to certain previously unrecognized research and development tax credits (see Note 15).

(2)	In the fourth quarter of fiscal 2007, Martek recognized an income tax benefit of $10.8 million related to the reversal of valuation allowance (see Note 15).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
a)	Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.

b)	Internal Control Over Financial Reporting. The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial Reporting, included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting, included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. There was no change in our internal control over financial reporting during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information relating to our Executive Officers is set forth in Part I of this report under the caption Item 1. “Business” – “Executive Officers of the Registrant.” Information on our directors and the other information required by this item will be contained in the following sections of our 2008 Definitive Proxy Statement, which sections are hereby incorporated by reference:
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be contained in the following sections of our 2009 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Directors Compensation
Executive Compensation
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be contained in the following sections of our 2009 Definitive Proxy Statement, which sections are hereby incorporated by reference:
Beneficial Ownership of Common Stock
Equity Compensation Plan Information
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the following sections of our 2009 Definitive Proxy Statement, which section is hereby incorporated by reference:
Transactions with Related Persons
Director Independence
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained in the following sections of our 2009 Definitive Proxy Statement, which section is hereby incorporated by reference:
Independent Auditors

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Index to Consolidated Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts — Years Ended October 31, 2008 and 2007	72
Other financial statement schedules for the years ended October 31, 2008 and 2007 and financial statement schedules for the year ended October 31, 2006 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.
(a)(3) Exhibits
The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SCHEDULE II
MARTEK BIOSCIENCES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED OCTOBER 31, 2008 AND 2007
In thousands

	Balance at
	Beginning of			Balance at End of
Description	Year	Additions	Deductions	Year

Year ended October 31, 2008:

Deferred tax valuation allowance	$1,550	$—	$(66)	$1,484

Reserve for inventory obsolescence	$1,300	$2,200	$(900)	$2,600

Year ended October 31, 2007:

Deferred tax valuation allowance	$18,586	$—	$(17,036)	$1,550

Reserve for inventory obsolescence	$1,600	$900	$(1,200)	$1,300

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2008.

MARTEK BIOSCIENCES CORPORATION
By: /s/ Steve Dubin

Steve Dubin
Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Steve Dubin Steve Dubin	Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2008

/s/ Peter L. Buzy Peter L. Buzy	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial Officer and Accounting Officer)	December 29, 2008

/s/ James R. Beery James R. Beery	Director	December 29, 2008

/s/ Harry J. D’Andrea Harry J. D’Andrea	Director	December 29, 2008

/s/ Michael G. Devine Michael G. Devine	Director	December 29, 2008

/s/ Robert J. Flanagan Robert J. Flanagan	Director	December 29, 2008

/s/ Polly B. Kawalek Polly B. Kawalek	Director	December 29, 2008

/s/ Jerome C. Keller Jerome C. Keller	Director	December 29, 2008

/s/ Douglas J. MacMaster, Jr. Douglas J. MacMaster, Jr.	Director	December 29, 2008

/s/ Robert H. Mayer Robert H. Mayer	Director	December 29, 2008

/s/ Eugene H. Rotberg Eugene H. Rotberg	Director	December 29, 2008

EXHIBIT INDEX

EXHIBIT
NUMBER#		DESCRIPTION

3.01		Revised Restated Certificate of Incorporation.

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

3.05		Amended By-Laws of Registrant (filed as exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on September 22, 2008, and incorporated by reference herein).

3.06
Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

3.07		Certificate of Elimination of Series B Junior Participating Preferred Stock.**

4.01		Specimen Stock Certificate for Common Stock.

10.01		Form Indemnification Agreement for directors.

10.02		Form of Proprietary Information, Inventions and Non-Solicitation Agreement.

10.03
License Agreement, dated September 10, 1992, between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V. (filed as Exhibit 10.01 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.03	A	Exhibits to September 10, 1992 License Agreement between the Company and Bestuurcentrum Der Verenigde Bedrijven Nutricia B.V.*

10.04
License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company (filed as Exhibit 10.02 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.04	A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.05
Supply Agreement with Mead Johnson & Company dated May 17, 2006 (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2006, and incorporated by reference herein).*

10.06
License Agreements, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version) (filed as Exhibit 10.03 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.06	A
Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.07		Supply Agreement, executed on October 31, 2008 but made effective as of November 21, 2008, by and between AHP Manufacturing B.V. trading as Wyeth Nutritionals Ireland and the Company. ** ^

EXHIBIT
NUMBER#		DESCRIPTION

10.08
License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories (filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).*

10.09
Supply Agreement, executed October 5, 2007 and effective January 1, 2007, by and between Abbott Nutrition, a division of Abbott Laboratories, and the Company (filed as Exhibit 10.49 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2007, and incorporated by reference herein). ^

10.10
License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2003, and incorporated by reference herein).*

10.11
License and Supply Agreement, executed February 13, 2008 and effective January 1, 2008, by and between Numico Trading B.V. and the Company (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2008, and incorporated by reference herein). *

10.12
ARA Alliance, Purchase and Production Agreement by and between the Company and DSM Food Specialties B.V. (filed as Exhibit 10.63 to the Company’s quarterly report on Form 10-Q, as amended, File No. 0-22354, for the quarter ended April 30, 2004, and incorporated by reference herein). *

10.13
First Amendment to ARA Alliance, Purchase, and Production Agreement (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2006, and incorporated by reference herein). *

10.14
Second Amendment to the ARA Alliance, Purchase, and Production Agreement by and between DSM Food Specialties B.V. and the Company (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2007, and incorporated by reference herein).*

10.15
Letter Agreement, effective May 21, 2008, by and between DSM Food Specialties B.V. and the Company (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2008, and incorporated by reference herein) .*

10.16
Amended and Restated Loan and Security Agreement by and among the Company, as Borrower, and the Lenders party thereto and Manufacturers and Traders Trust Company, as Administrative Agent and Sole Book Runner, and Bank of America, NA, as Syndication Agent, and SunTrust Bank, as Documentation Agent, dated September 30, 2005 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.16	A	Form of Revolving Loan Promissory Note (filed as Exhibit 10.1A to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.16	B	Form of Guaranty Agreement (filed as Exhibit 10.1B to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.16	C	Form of Security Agreement from Guarantors (filed as Exhibit 10.1C to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.16	D	Form of Stock Pledge Agreement (filed as Exhibit 10.1D to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.16	E
Form of Lender Assignment and Acceptance Agreement (filed as Exhibit 10.1E to the Company’s current report on Form 8-K, File No. 0-22354, filed on October 6, 2005 and incorporated by reference herein).

10.17
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

10.18
Settlement Agreement and Release, dated October 15, 2007, by and between the Company, Robert Zuccaro, on his own behalf and as Stockholders’ Representative of certain former interest holders of OmegaTech, Inc. (filed as Exhibit 10.50 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2007, and incorporated by reference herein).

10.19
Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein). +

10.20
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

10.25
Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2003, and incorporated by reference herein). +

10.26
Form of Nonqualified Stock Option Award Agreement under Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.46 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.27
Form of Nonqualified Stock Option Award Agreement under Martek Biosciences Corporation 2004 Stock Incentive Plan (filed as Exhibit 10.47 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.28
Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy, Schedule 14A, File No. 0-22354, filed on February 8, 2005 and incorporated by reference herein). +

10.29
Form of Nonqualified Stock Option Agreement under Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.03 to the Company’s Registration Statement on Form S-8, File No. 333-125802, filed June 14, 2005, and incorporated by reference herein). +

10.30
Form of Employment Agreement between the Company and Peter L. Buzy dated November 10, 2006 (filed as Exhibit 10.42 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.31
Form of Employment Agreement between the Company and Steve Dubin dated December 21, 2006. (filed as Exhibit 10.43 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.32
Form of Employment Agreement between the Company and Peter A. Nitze dated November 10, 2006 (filed as Exhibit 10.44 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

EXHIBIT
NUMBER#	DESCRIPTION

10.33
Form of Employment Agreement between the Company and David Abramson dated November 10, 2006 (filed as Exhibit 10.45 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.34
Form of Restricted Stock Unit Agreement for executives under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2007, and incorporated by reference herein). +

10.35
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