Form 10-Q
period 2009-01-31
MARTEK BIOSCIENCES CORP
filed 2009-03-12
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009
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
☐ Yes ☑ No
The number of shares of Common Stock outstanding as of March 4, 2009 was 33,154,575.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended January 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
In thousands, except share and per share data	2009	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$107,309	$102,495
Accounts receivable, net	49,593	40,438
Inventories, net	103,440	99,553
Deferred tax asset	23,082	24,821
Other current assets	5,174	4,866

Total current assets	288,598	272,173

Property, plant and equipment, net	262,631	265,900
Deferred tax asset	9,879	13,535
Long-term investments	11,310	11,336
Goodwill	51,592	51,592
Other intangible assets, net	30,863	30,997
Other assets, net	412	448

Total assets	$655,285	$645,981

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,956	$17,105
Accrued liabilities	20,814	28,819
Current portion of notes payable and other long-term obligations	412	374
Current portion of deferred revenue	1,453	1,044

Total current liabilities	45,635	47,342

Notes payable and other long-term obligations	711	793
Long-term portion of deferred revenue	8,833	9,263

Total liabilities	55,179	57,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,154,575 and 33,147,360 shares issued and outstanding, respectively	3,315	3,315
Additional paid-in capital	554,781	553,871
Accumulated other comprehensive loss	(2,978)	(3,985)
Retained earnings	44,988	35,382

Total stockholders’ equity	600,106	588,583

Total liabilities and stockholders’ equity	$655,285	$645,981

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
Unaudited — In thousands, except per share data	2009	2008

Revenues:
Product sales	$84,022	$78,609
Contract manufacturing sales	3,341	4,272

Total revenues	87,363	82,881

Cost of revenues:
Cost of product sales	46,909	45,097
Cost of contract manufacturing sales	3,409	3,688

Total cost of revenues	50,318	48,785

Gross margin	37,045	34,096

Operating expenses:
Research and development	6,749	5,981
Selling, general and administrative	13,097	12,981
Amortization of intangible assets	1,781	1,679
Other operating expenses	153	153

Total operating expenses	21,780	20,794

Income from operations	15,265	13,302

Interest and other income, net	255	373
Interest expense	(95)	(156)

Income before income tax provision	15,425	13,519
Income tax provision	5,819	4,850

Net income	$9,606	$8,669

Net income per share
Basic	$0.29	$0.26

Diluted	$0.29	$0.26

Weighted average common shares outstanding
Basic	33,150	32,745
Diluted	33,399	33,130
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
Unaudited — In thousands, except share data	Shares	Amount	Capital	Income(Loss)	Earnings	Total

Balance at October 31, 2008	33,147,360	$3,315	$553,871	$(3,985)	$35,382	$588,583

Issuance of common stock under employee stock plans	7,215	—	52	—	—	52
Equity-based compensation	—	—	828	—	—	828
Tax benefit of exercise of non-qualified stock options and vesting of restricted stock units	—	—	30	—	—	30
Net income	—	—	—	—	9,606	9,606
Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $383	—	—	—	646	—	646
Unrealized loss on available-for-sale securities, net of tax of $(344)	—	—	—	(582)	—	(582)
Realized loss on exchange rate forward contracts, net of tax of $436	—	—	—	735	—	735
Unrealized gain on exchange rate forward contracts, net of tax of $48	—	—	—	208	—	208

Comprehensive income						10,613

Balance at January 31, 2009	33,154,575	$3,315	$554,781	$(2,978)	$44,988	$600,106

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited — In thousands	2009	2008

Operating activities

Net income	$9,606	$8,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,046	6,981
Deferred tax provision	4,768	4,665
Equity-based compensation expense	836	613
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	(30)	(575)
Loss on asset disposals and impairment of long-term investments, net	340	221
Changes in operating assets and liabilities:
Accounts receivable	(9,155)	539
Inventories	(3,895)	1,874
Other assets	57	(1,171)
Accounts payable	6,175	(4,093)
Accrued liabilities	(7,110)	(1,988)
Deferred revenue and other liabilities	(37)	(619)

Net cash provided by operating activities	8,601	15,116

Investing activities
Purchases of investments, marketable securities and long-term investments	—	(15,475)
Sales and maturities of investments, marketable securities and long-term investments	—	4,325
Expenditures for property, plant and equipment	(2,531)	(1,866)
Capitalization of intangible assets	(1,309)	(799)

Net cash used in investing activities	(3,840)	(13,815)

Financing activities

Repayments of notes payable and other long-term obligations	(29)	(252)
Proceeds from the issuance of common stock under employee stock plans	52	3,548
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	30	575

Net cash provided by financing activities	53	3,871

Net increase in cash and cash equivalents	4,814	5,172
Cash and cash equivalents, beginning of period	102,495	16,973

Cash and cash equivalents, end of period	$107,309	$22,145

Supplemental cash flow disclosures:
Interest paid	$50	$159
Income taxes paid	$337	$185
Issuance of shares related to OmegaTech contingent purchase price	$—	$10,164
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Martek Biosciences Corporation’s Annual Report on Form 10-K for the year ended October 31, 2008.
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
Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $300,000 and $800,000 in the three months ended January 31, 2009 and 2008, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues. Shipping and handling costs were approximately $700,000 and $500,000 in the three months ended January 31, 2009 and 2008, respectively.
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
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until exercise of the forward contracts, at which time realized gains or losses are recorded as a component of inventory until the related product is sold. As of January 31, 2009, outstanding forward contracts had notional values aggregating approximately 19.4 million euros (equivalent to $24.8 million at January 31, 2009), which mature by November 2009. Amounts recorded due to hedge ineffectiveness have historically not been material.

Research and Development Research and development costs are charged to operations as incurred. These costs include internal labor, materials and overhead expenses associated with the Company’s ongoing research and development activity as well as third-party costs for contracted work and clinical trials.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print, television and internet-based advertising, were approximately $300,000 and $500,000 in the three months ended January 31, 2009 and 2008, respectively.
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
The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective November 1, 2007. FIN 48 defines the threshold for recognizing the benefits of tax positions in the financial statements as “more likely than not” to be sustained upon examination by the taxing authority. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in the Company’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. Pursuant to FIN 48, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in the provision for income taxes. The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions. Because the Company’s 2006 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to fiscal 1991, some elements of income tax returns back to fiscal 1991 are subject to examination. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. It is reasonably possible that the total amount of unrecognized tax benefits will change within the next 12 months as various uncertainties are resolved. The Company cannot reasonably estimate the range of potential outcomes.
Equity-Based Compensation The Company records compensation cost for all equity-based payments based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). The Company utilizes the “straight-line” method for allocating compensation cost by period.
Net Income Per Share Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding, giving effect to stock options and restricted stock units using the treasury stock method.
Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities as well as changes in the market value of exchange rate forward contracts in other comprehensive income in the Consolidated Statement of Stockholders’ Equity.
Cash and Cash Equivalents Cash equivalents consist of highly liquid investments with an original maturity from date of purchase of three months or less.
Investments and Marketable Securities The Company has classified investments and marketable securities at January 31, 2009 as both trading and available-for-sale and at October 31, 2008 as available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.

The Company periodically evaluates whether any declines in the fair value of its available-for-sale investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other than temporary. If management determines that such an impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings. The Company has elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”), which is recorded within long-term investments. The Put Agreement is the only instrument of its nature/type that we hold and for which we have elected the fair value option under SFAS No. 159. See Note 3 for further discussion.
The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.
Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at January 31, 2009 and October 31, 2008. See Note 4 for further discussion of the Company’s fair value measurements.
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
Inventories Inventories are stated at the lower of cost or market and include appropriate elements of material, labor and indirect costs. Inventories are valued using a weighted average approach that approximates the first-in, first-out method. The Company analyzes both historical and projected sales volumes and, when needed, reserves for inventory that is either obsolete, slow moving or impaired. Abnormal amounts of inventory production costs related to, among other things, idle facilities, freight handling and waste material expenses are recognized as period charges and expensed as incurred.
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

Goodwill and Other Intangible Assets In accordance with SFAS No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment on an annual basis and between annual tests when indicators of potential impairment are identified, using a fair value-based approach. The Company’s annual impairment test date is August 1 of each fiscal year. The Company has one reporting unit and determines fair value of the reporting unit using the market and income approach. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company’s intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.
Impairment of Long-Lived Assets In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Assets are grouped and evaluated for impairment at the lowest level for which there is identified cash flows. The Company deems an asset to be impaired if a forecast of undiscounted cash flows is less than its carrying amount. The impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company generally measures fair value by discounting projected future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). Among other things, the 2007 Amendment established the parameters and methodologies for the calculation of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. As part of the 2006 Amendment, Martek guaranteed the recovery of certain costs incurred by DSM in connection with the Belvidere, New Jersey and Capua, Italy expansions, up to $40 million. In May 2008, the Company and DSM entered into an amendment to the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, Martek will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of January 31, 2009, the value of the remaining calendar 2009 minimum purchase quantities is approximately $63.2 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business.
3. INVESTMENTS
At January 31, 2009 and October 31, 2008, the Company had investments consisting of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.
While Martek continues to receive interest payments on these investments involved in failed auctions, the Company believes that the estimated fair value of these ARS no longer approximates par value. Such fair value was estimated by the Company and considers, among other items, the creditworthiness of the issuer, the collateralization underlying the securities and the timing of expected future cash flows. Based upon these fair value estimates, as of January 31, 2009, Martek has recorded temporary impairments of $1.7 million and other-than-temporary impairments of $1.7 million on such ARS whose original cost basis totals $13.1 million (see below for discussion of the accounting for such impairments). In addition, due to the Company’s belief that the market for these ARS may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on the accompanying consolidated balance sheet as of January 31, 2009.

As of October 31, 2008, all ARS were classified as “available-for-sale” and all declines in value were recognized in other comprehensive income. In November 2008, the Company executed a Put Agreement with a financial institution which provides Martek the ability to sell certain of its ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. The Company’s ARS holdings to which this relates have a cost basis of approximately $7.5 million and a fair value at January 31, 2009 of approximately $5.8 million. Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity and therefore, the Company classified such investments as “trading” and recognized $1.7 million as an other-than-temporary impairment during the quarter ended January 31, 2009. This $1.7 million impairment charge, which was recorded in other income in the accompanying consolidated statements of income, includes $1.0 million of unrealized losses reclassified from other comprehensive income and $700,000 of unrealized fair value declines occurring after such reclassification. Due to the classification as “trading”, future changes in fair value to these ARS will be recorded in earnings.
For the quarter ended January 31, 2009, the Company recorded the Put Agreement at its fair value of approximately $1.6 million and recognized a gain equal to this amount, in other income within the accompanying consolidated statements of income. The Company elected to adopt the fair value option as permitted by SFAS 159 for the Put Agreement so that future changes in the fair value of this asset will largely offset the fair value movements of the related ARS. The Company believes that the accounting for the Put Agreement will then match its purpose as an economic hedge to the changes in the fair value of the related ARS. The ability of the Put Agreement to act as an economic hedge is subject to the continued expected performance by the financial institution of its obligations under the agreement. The fair value of the Put Agreement considers, among other things, the creditworthiness of the issuer and the liquidity of the financial instrument.
As of January 31, 2009, the Company’s ARS holdings not covered by the Put Agreement have a cost basis of approximately $5.6 million and a fair value of approximately $3.9 million. The total decline in fair value of $1.7 million includes approximately $900,000 which was recorded as a reduction to other comprehensive income during the quarter ended January 31, 2009. The Company believes that the unrealized losses on these ARS are temporary. In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities and our ability and intent to hold these investments until recovery in market value occurs. The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.
4. FAIR VALUE MEASUREMENTS
As of November 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for financial instruments. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results of operations, or cash flows; however, the additional disclosures required by SFAS 157 are presented below. The SFAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:
Level 1 — quoted prices in active markets for identical assets and liabilities;
Level 2 — inputs other than Level 1 quoted prices that are directly or indirectly observable; and
Level 3 — unobservable inputs that are not corroborated by market data.
In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 to financial assets for which an active market does not exist. Specifically, FSP 157-3 addresses the following SFAS 157 application issues: (1) how a reporting entity’s own assumptions should be considered in measuring fair value when observable inputs do not exist; (2) how observable inputs in inactive markets should be considered when measuring fair value; and (3) how the use of market quotes should be considered when assessing the relevance of inputs available to measure fair value. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157 and was effective upon issuance. Adoption of FSP 157-3 did not materially affect the Company’s methodology for determining Level 3 pricing as discussed below.
The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires highly subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the SFAS 157 hierarchy.

As of January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These financial assets and liabilities were as follows (in thousands):

	As of January 31, 2009
	Level 1	Level 2	Level 3	Balance

Assets
Available-for-sale securities (1)	$—	$—	$3,889	$3,889
Trading securities (1)	—	—	5,833	5,833
Put Agreement(1)	—	—	1,588	1,588
Investments in money market funds (2)	93,381	—	—	93,381

Total Assets	$93,381	$—	$11,310	$104,691

Liabilities
Exchange rate forward contracts (3)	—	2,776	—	2,776

Total Liabilities	$—	$2,776	$—	$2,776

(1)	Included in long-term investments in the accompanying consolidated balance sheets.

(2)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(3)	Included in accrued liabilities in the accompanying consolidated balance sheets.
The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the three month period ended January 31, 2009 (in thousands):

	Auction Rate
	Securities	Put Agreement	Total

Balance on November 1, 2008	$11,336	$—	$11,336

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	(1,717)	1,588	(129)
Included in other comprehensive income	103	—	103
Purchases, sales, issuances and settlements, net	—	—	—

Balance on January 31, 2009	$9,722	$1,588	$11,310

(1)	See Note 3 for discussion of Auction Rate Securities and related Put Agreement.
Some of the inputs into the discounted cash flow models from which the Company bases its Level 3 valuations for the auction rate securities and put agreement are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. Assumptions regarding required rates of return were based on risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us. The expected term for the Put Agreement was based on the earliest date on which we can exercise the Put Agreement rights.

5. INVENTORIES
Inventories consist of the following (in thousands):

	January 31,	October 31,
	2009	2008

Finished goods	$54,389	$45,871
Work in process	44,751	49,042
Raw materials	4,300	4,640

Inventories, net	$103,440	$99,553

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors. Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2009	2008

Land	$2,320	$2,320
Building and improvements	64,981	64,731
Machinery and equipment	263,591	262,831
Furniture and fixtures	3,056	2,963
Computer hardware and software	16,585	16,119

	350,533	348,964
Less: accumulated depreciation and amortization	(96,742)	(91,268)

	253,791	257,696
Construction in progress	8,840	8,204

Property, plant and equipment, net	$262,631	$265,900

Assets available for commercial use that were not in productive service had a net book value of $37.2 million and $38.2 million at January 31, 2009 and October 31, 2008, respectively. Depreciation as well as certain other fixed costs related to such idle assets is recorded as idle capacity costs and included within cost of product sales in the accompanying consolidated statements of income.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	January 31, 2009			October 31, 2008
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,159	$(890)	$1,269	$2,153	$(850)	$1,303
Patents	23,800	(8,625)	15,175	22,533	(7,795)	14,738
Core technology	1,708	(712)	996	1,708	(683)	1,025
Current products	10,676	(4,829)	5,847	10,676	(4,652)	6,024
Licenses	11,097	(3,521)	7,576	11,968	(4,061)	7,907

	49,440	(18,577)	30,863	49,038	(18,041)	30,997

Goodwill	51,592	—	51,592	51,592	—	51,592

	$101,032	$(18,577)	$82,455	$100,630	$(18,041)	$82,589

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $1.6 million and $1.5 million in the three months ended January 31, 2009 and 2008, respectively, related to assets supporting the Company’s commercial products. Included in amortization of intangible assets is approximately $200,000 and $100,000 in the three months ended January 31, 2009 and 2008, respectively, related to assets supporting the Company’s research and development initiatives.
In February 2009, Martek entered into a license agreement with General Mills for certain patented technology expected to be used in the production of Martek’s life’sDHA™. Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, Martek paid an upfront license fee of $1.0 million and will pay, subject to the successful completion by the licensor of certain development goals related to the licensed technology, additional fees of up to approximately $5.0 million. In addition, Martek will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology.
Based on the current amount of intangible assets subject to amortization, including the February 2009 license noted above, the estimated total amortization expense for fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013 will be approximately $5.6 million, $4.6 million, $4.0 million, $3.1 million and $3.0 million respectively. As of January 31, 2009, the weighted average remaining useful lives of the Company’s patents, current products and licenses are 8 years, 8 years and 12 years, respectively.
8. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. There were no amounts outstanding under the credit facility in the three months ended January 31, 2009. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the three months ended January 31, 2009 and 2008. The commitment fee rate is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of January 31, 2009, the Company was in compliance with all of these debt covenants.
Interest expense incurred by the Company during the three months ended January 31, 2009 and 2008 was not material.
The carrying amounts of notes payable at January 31, 2009 and October 31, 2008 approximate their fair values based on instruments of similar terms available to the Company.
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
In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA. Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones. As of January 31, 2009, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $1.1 million. Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The appeal hearing before the U.S. Court of Appeals for the Federal Circuit is scheduled for April 2009. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.

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
In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of January 31, 2009, the patents being defended had a net book value of approximately $5.5 million, including capitalized legal costs, which will be amortized over a weighted average remaining period of approximately four years.
These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
10. STOCKHOLDERS’ EQUITY
The Company recognized approximately $800,000 and $600,000 in the three months ended January 31, 2009 and 2008, respectively, in compensation cost related to employee stock plans. Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in both periods.
The Company granted 263,238 restricted stock units during the three months ended January 31, 2009, which vest over 62 months from the date of grant. The total fair value of the restricted stock units granted of $7.2 million was based on fair market value on the date of grant.
As of January 31, 2009, there was approximately $15.4 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2014 with a weighted average recognition period of approximately two years.
As of January 31, 2009, there was approximately $300,000 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.
11. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2009	2008

Net income	$9,606	$8,669

Weighted average shares outstanding, basic	33,150	32,745
Effect of dilutive potential common shares:
Stock options	152	295
Restricted stock units	97	90

Total dilutive potential common shares	249	385

Weighted average shares outstanding, diluted	33,399	33,130

Net income per share, basic	$0.29	$0.26

Net income per share, diluted	$0.29	$0.26

Stock options to purchase approximately 1.8 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2009, and stock options to purchase approximately 1.7 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2008, because the effects would have been antidilutive.

12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three months ended January 31, 2009 and 2008 were as follows (in thousands):

	Three months ended January 31,
	2009	2008

Net income, as reported	$9,606	$8,669

Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $383 and $—, respectively	646	—
Unrealized loss on available-for-sale securities, net of tax of $(344) and $—, respectively	(582)	—
Realized loss (gain) on exchange rate forward contracts, net of tax of $436 and $(116), respectively	735	(203)
Unrealized gain on exchange rate forward contracts, net of tax of $48 and $33, respectively	208	59

Comprehensive income	$10,613	$8,525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:
•	expectations regarding future revenue, revenue growth, gross margin, operating cash flow and profitability;
•	expectations regarding product introductions and growth in nutritional product sales;
•	expectations regarding potential collaborations and acquisitions;
•	expectations regarding demand for products with our nutritional oils;
•	expectations regarding sales to and by our infant formula licensees and supplemented infant formula market penetration levels;
•	expectations regarding marketing of our oils by our infant formula licensees;
•	expectations regarding future agreements with, and revenues from, companies in the food and beverage, pregnancy and nursing, nutritional supplement, and animal feed markets;
•	expectations regarding future revenues from contract manufacturing customers;
•	expectations regarding growing consumer recognition of the key health benefits of DHA and ARA;
•	expectations regarding competitive products;
•	expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional oils;
•	expectations regarding future purchase volumes and costs of third-party manufactured oils;
•	expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional oils;
•	expectations regarding the amount of inventory held by us or our customers;
•	expectations regarding production capacity utilization and the effects of excess production capacity;
•	expectations regarding future selling, general and administrative and research and development costs;
•	expectations regarding future capital expenditures;
•	expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional oils; and
•	expectations regarding our ability to maintain and protect our intellectual property.
Forward-looking statements include those statements containing words such as the following:
•	“will,”
•	“should,”
•	“could,”
•	“anticipate,”
•	“believe,”
•	“plan,”
•	“estimate,”
•	“expect,”
•	“intend,” and other similar expressions.
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

We have entered into license agreements with over 30 infant formula manufacturers, who collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our licensees include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Our licensees are now selling infant formula products containing our oils collectively in over 75 countries. Supplemented infant formulas from Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain infant formula licensees are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to seven years of age and older, and one infant formula licensee, Mead Johnson Nutritionals, is selling a product that contains our oils for pregnant and nursing women.
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
For the three months ended January 31, 2009, we generated approximately $9.6 million of net income on revenues of $87.4 million. Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
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
RECENT HIGHLIGHTS
New Product Launches — During the first quarter of fiscal 2009, several new products containing Martek’s life’sDHA™ were launched as follows:
•	Food and Beverage Products —
•	U.S. Launches — Advanced Food Products’ Jelly Belly Pudding®; Rich and Wholesome Foods’ Nogurt™ non-soy, non-dairy yogurt; Shamrock Farms’® Essentials™ milk; Healthy Culture’s Healthy 10™ Kefir
•	International Launches — Biostime infant cereal (China); Vecchia Malga mozzarella cheese (Italy); Good Bread Ltd.’s Slice of Health Omega-3™ bread (India); Corman’s Balade Light Butter and Balade Fresh Cheeses (Belgium)

•	U.S. and International Launches — Celebrate Life Nutrition’s Celebrate™ Chocolate Classics and Celebrate™ Chocolate Creations (U.S. and Japan)
•	Pregnancy and Nursing Products — Upsher-Smith Laboratories’ PreNexa™ all-in-one with 265 mg life’sDHA™; Azur Pharma Ltd.’s Gesticare® DHA with 250 mg life’sDHA™; Mission® Pharmacal’s CitraNatal® Assure with 300 mg life’sDHA™ (All in U.S.)
•	Nutritional Supplement Products — Barlean’s Total Omega Vegan Swirl (U.S. and China); Rujian International Trading Ltd.’s Neuromins® DHA (China); Beijing Babycare’s Nutrimed® Brain Support DHA (China); and ElleMommy’s DHA (China)
New Microencapsulation Technology In-licensed for Certain Food Applications — In February 2009, Martek entered into a license agreement with General Mills for a patented microencapsulation technology. Microencapsulation is a process widely used in food manufacturing that protects the integrity of food ingredients and helps maintain the nutritional value, shelf-life and flavor of the finished food or beverage product. This technology is expected to expand the range of food and beverage products that can incorporate life’sDHA™ and enhance Martek’s ability to produce high-quality, cost-effective DHA powders. Martek is granted a perpetual and generally exclusive license to the technology for use with DHA and other polyunsaturated fatty acids, while General Mills retains the right to this technology for its own use and exclusively for uses within certain of its core businesses.
New Data Published on Benefits of DHA — The benefits of DHA supplementation were recently discussed in the following publications.
•	A study published in the Journal of the American Medical Association (January 2009) evaluated the effects of providing a higher than usual level of DHA to 657 very premature infants (33 weeks or less) during the early weeks of life in order to achieve the DHA levels equal to those of a term infant. The results of a preplanned analysis by gender found that premature girls on the high DHA diet scored five points higher on the Bayley Mental Development Index than did the girls receiving the standard DHA diet. This resulted in a 55% reduction in mild mental delay and an 80% reduction in significant mental delay. These were statistically significant improvements versus the control. The benefits were not significant in males. Martek’s life’sDHA™ as well as DHA derived from fish oil was used in the study.

•	The results of a study published online (January 2009) and which will appear in an upcoming issue of The Journal of Nutrition evaluated the effect of DHA on several indicators of inflammation in 34 hypertriglyceridemic men. As a result of DHA supplementation, several indicators of inflammation were improved, including: the number of circulating neutrophils; the concentrations of C-reactive protein (“CRP”); interleukin-6; and granulocyte monocyte-colony stimulating factor. There was a corresponding increase in the concentration of anti-inflammatory matrix metalloproteinase. The authors noted that the reduction of CRP was similar to that seen with statins. Overall, the authors concluded that supplemental DHA may lessen the inflammatory response. Martek’s life’sDHA™ was used in this study.
MANAGEMENT OUTLOOK
Martek expects total revenues for the second quarter of fiscal 2009 to be between $87 million and $92 million with second quarter infant formula revenue projected to be between $76 million and $80 million and second quarter non-infant formula nutritional revenue projected to be between $7 million and $9 million. Second quarter gross margin is expected to be approximately 42.5%. Net income for the second quarter is projected to be between $8.9 million and $10.3 million, and diluted earnings per share are projected to be between $0.27 and $0.31.
For the full fiscal year 2009, consistent with previous guidance, the Company continues to expect moderate growth of both revenues and profitability over fiscal 2008 with profitability continuing to grow at a higher rate than revenues primarily due to improvements in gross profit margins. However, if the current worldwide economic recession remains deep and prolonged, there is greater uncertainty with respect to the Company’s ability to attain its forecasted operating results.
PRODUCTION
We manufacture oils rich in DHA at our production facilities located in Winchester, Kentucky and Kingstree, South Carolina. The oils that we produce in these facilities are certified kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. Both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities, and have obtained the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world. Also, the National Oceanic and Atmospheric Administration has granted Martek’s Winchester plant, the Company’s primary shipping location, a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim. In October 2006, we restructured our plant operations following a review of the Company’s production and cost structure. Under the restructuring, a substantial portion of production formerly taking place in Winchester was transferred to Kingstree. We plan to maintain the essential redundancy of dual-plant manufacturing capacity in order to mitigate production risk and to meet future customer demand. We believe that we can bring the Winchester assets back to full production in a matter of months if required by customer demand.

Over 90% of our ARA oils are purchased from DSM as manufactured at its Capua, Italy and Belvidere, New Jersey plants. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its Capua and Belvidere production volumes. The balance of our ARA requirements is produced at our Kingstree facility.
Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted primarily for current year volume and cost expectations and, to a limited extent, adjusted for certain current year actual expenses. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). Among other things, the 2007 Amendment established the parameters and methodologies for the calculation of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. As part of the 2006 Amendment, we guaranteed the recovery of certain costs incurred by DSM in connection with these expansions, up to $40 million. In May 2008, we and DSM entered into an amendment to the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, we will commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of January 31, 2009, the value of the remaining calendar 2009 minimum purchase quantities is approximately $63.2 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business.
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
CRITICAL ACCOUNTING POLICIES AND
THE USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2008. Other than the adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as discussed below (see also Note 4 to the consolidated financial statements), there have been no significant changes in the Company’s critical accounting policies since October 31, 2008.
Fair Value Measurements As of November 1, 2008, the Company adopted the provisions of SFAS 157 for financial instruments. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed as either a Level 1, 2 or 3 fair value instrument. Different from Levels 1 and 2, Level 3 instruments are valued using unobservable inputs that are not corroborated by market data. At January 31, 2009, we had Level 3 assets of $11.3 million which include both auction rate securities and an auction rate securities rights agreement (the “Put Agreement”). Of this amount, fair value changes in assets totaling $7.4 million would be recorded through earnings and changes in the remainder would be recorded through other comprehensive income. Some of the unobservable inputs into the discounted cash flow models from which we base our Level 3 valuations include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. Changes to the inputs used as of January 31, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

RESULTS OF OPERATIONS
Revenues

The following table presents revenues by category (in thousands):

	Three months ended January 31,
	2009	2008

Product sales	$84,022	$78,609
Contract manufacturing sales	3,341	4,272

Total revenues	$87,363	$82,881

Product sales increased $5.4 million or 6.9% in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. Product sales were comprised of the following (in thousands):

	Three months ended January 31,
	2009	2008

Infant formula market	$74,591	$70,278
Food and beverage market	2,618	2,095
Pregnancy and nursing, nutritional supplements and animal feeds	5,664	5,292
Non-nutritional products	1,149	944

Total product sales	$84,022	$78,609

Sales to the infant formula market during the three months ended January 31, 2009 increased as compared to the three months ended January 31, 2008 due primarily to growth in international infant formula markets. Launches of new products and increased market penetration of existing products containing life’sDHA™ also resulted in higher sales to the food and beverage market in the three months ended January 31, 2009 compared to the same period of the prior fiscal year. In addition, sales into the pregnancy and nursing, nutritional supplements and animal feeds markets increased in the three months ended January 31, 2009 due to a continued expansion of Martek’s customer base in these markets.
Approximately 80% of our product sales in the three months ended January 31, 2009 were generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 55% of our sales to infant formula licensees for the three months ended January 31, 2009 and 2008 relate to sales in the U.S. As of January 31, 2009, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.
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
Contract manufacturing sales revenues, totaling approximately $3.3 million and $4.3 million in the three months ended January 31, 2009 and 2008, respectively, relate mainly to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The decrease in contract manufacturing revenues in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 was primarily due to lower revenues from one customer. During fiscal 2009, we anticipate continuing to reduce the scope of our contract manufacturing activities, focusing more of our resources on our higher margin nutritional oils business.
As a result of the above, total revenues increased by $4.5 million or 5.4% in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008.

Cost of Revenues

The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2009	2008

Cost of product sales	$46,909	$45,097
Cost of contract manufacturing sales	3,409	3,688

Total cost of revenues	$50,318	$48,785

Cost of product sales as a percentage of product sales improved to 56% in the three months ended January 31, 2009 from 57% in the three months ended January 31, 2008. The decrease in the comparative three months was due primarily to reductions in our DHA costs generated from improved productivity yields and increased production capacity utilization.
Cost of contract manufacturing sales, totaling $3.4 million and $3.7 million in the three months ended January 31, 2009 and 2008, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume.
See “Management Outlook” for discussion of expected overall profit margins for the remainder of fiscal 2009.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended January 31,
	2009	2008

Research and development	$6,749	$5,981
Selling, general and administrative	13,097	12,981
Amortization of intangible assets	1,781	1,679
Other operating expenses	153	153

Total operating expenses	$21,780	$20,794

Research and Development Our research and development costs increased $800,000 or 13% in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008. The increase in the comparable three months is due to the timing of certain outside clinical services performed and additional internal resources dedicated to our research and development projects. Our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting the benefits of life’sDHA™ throughout life; (ii) improving manufacturing processes to improve production efficiencies and versatility of our oils; and (iii) developing new products to expand our market offerings. We expect to continue to experience quarter-to-quarter fluctuations in research and development expenses primarily due to the timing of outside services, including third-party clinical trial services.
Selling, General and Administrative Our selling, general and administrative costs increased $100,000 or 1% in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $1.8 million and $1.7 million in the three months ended January 31, 2009 and 2008, respectively. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further discussion of certain patent matters.
Other Operating Expenses We incurred other operating expenses of $200,000 in both quarters ended January 31, 2009 and 2008. These costs in fiscal 2009 and 2008 primarily include contract manufacturing and third-party production trials.
Interest and Other Income, Net
Interest and other income, net, decreased by $100,000 in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008, due primarily to the other than temporary impairment of certain long-term securities. See Note 3 to the consolidated financial statements for further discussion.

Interest Expense
Interest expense decreased by $100,000 in the three months ended January 31, 2009 as compared to the three months ended January 31, 2008 as certain notes payable were repaid in full during fiscal 2008. Since October 31, 2007, there have been no amounts outstanding under our revolving credit facility.
Income Tax Provision
The provision for income taxes reflected an effective tax rate of 37.7% in the three months ended January 31, 2009 and 35.9% in the three months ended January 31, 2008. Increases to the Company’s effective tax rate during fiscal 2009 were caused by higher state income taxes.
As of October 31, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $121 million, which expire at various dates between 2014 and 2025. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if we incur a change in ownership as defined under Section 382 of the Internal Revenue Code. Although we have net operating losses available to offset future taxable income, we will likely be subject to Federal alternative minimum taxes.
Net Income
As a result of the foregoing, net income was $9.6 million in the three months ended January 31, 2009 as compared to net income of $8.7 million in the three months ended January 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Since fiscal 2006, we have financed our operations primarily from the following sources:
•	cash generated from operations;
•	cash received from the exercise of stock options; and
•	debt financing.
At January 31, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $107.3 million as well as the $135 million available under our revolving credit facility. Cash and cash equivalents increased $4.8 million since October 31, 2008. During the three months ended January 31, 2009, we generated $8.6 million in cash from operating activities due primarily to earnings in the period. Capital expenditures during the three months ended January 31, 2009 were $2.5 million. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects. We expect that capital expenditures for fiscal 2009 will not exceed $25 million.
At January 31, 2009, our long-term investments had a fair value of $11.3 million and consisted primarily of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. To this end, in November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.5 million and a fair value at January 31, 2009 of approximately $5.8 million. The Put Agreement, which is deemed a discrete long-term investment, has a recorded fair value of approximately $1.6 million. We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs. Changes to the inputs used as of January 31, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.
The following table sets forth our future minimum payments under contractual obligations at January 31, 2009:

		Less than	1–3	3–5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable (1)	$703	$137	$140	$77	$349
Operating lease obligations	3,066	1,319	1,384	112	251
Unconditional purchase obligations (2), (3)	64,269	63,869	400	—	—

Total contractual cash obligations (4)	$68,038	$65,325	$1,924	$189	$600

(1)	Minimum payments include interest and principal due under these notes.

(2)	Primarily includes future inventory purchases from DSM pursuant to minimum purchase commitment (see Note 2 to the consolidated financial statements).

(3)	Excludes $5.6 million of financial commitments associated with a research collaboration that are contingent upon the successful completion of identified milestones (see Note 9 to the consolidated financial statements).

(4)	The table does not include uncertain tax payments of $1.9 million, the timing of which is also uncertain. The table also does not include $1.0 million payment for the license of certain patented technology due upon execution of agreement in February 2009 nor additional fees included in this agreement that are subject to the successful completion by the licensor of certain development goals and total up to $5.0 million (see Note 7 to the consolidated financial statements).

We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. There were no amounts outstanding under the revolving credit facility during the three months ended January 31, 2009. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the three months ended January 31, 2009. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of January 31, 2009, we were in compliance with all of these debt covenants.
We believe that the revolving credit facility, when combined with our cash and cash equivalents of $107.3 million on-hand at January 31, 2009, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. Nonetheless, we may require additional capital to fund, among other things, our research and development, product testing and marketing activities. The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
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
A portion of the ARA we buy from DSM is denominated in euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for fiscal 2009, approximately 25% of our ARA received from DSM will be subject to currency risk. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At January 31, 2009, we had unrealized losses on such hedge instruments totaling approximately $1.7 million, net of income taxes. To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at January 31, 2009, there was no variable-rate debt outstanding.
We have long-term investments at January 31, 2009 with a fair value of $11.3 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the ARS, during fiscal 2008 and fiscal 2009, we recorded unrealized losses on these securities totaling approximately $3.4 million ($2.1 million, net of income tax benefit), reflecting the decline in the estimated fair value of these securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional write-downs. In November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.5 million and a fair value at January 31, 2009 of approximately $5.8 million. The Put Agreement, which is deemed a discrete long-term investment, has a recorded fair value of $1.6 million. The benefits of the Put Agreement are subject to the continued expected performance by the financial institution of its obligations under the agreement. We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs. Changes to the inputs used as of January 31, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.
b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended January 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill filed oppositions against this divisional ARA patent. N.V. Nutricia has withdrawn from the opposition. The Opposition Division hearing has been scheduled for June 2009.
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
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The appeal hearing before the U.S. Court of Appeals for the Federal Circuit is scheduled for April 2009. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.
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

With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The Patent Court held hearings in August 2008 and September 2008. The Patent Court ruled against Martek in November 2008, and we appealed to the Korean Supreme Court in December 2008. The Korean Supreme Court issued a summary dismissal of our appeal in February 2009, resulting in this Korean ARA patent being finally revoked.
Suntory also initiated an invalidation case against one of our blended oil patents in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed to the Patent Court in April 2007. The Patent Court ruled against Martek, and we appealed to the Korean Supreme Court in August 2008. The Korean Supreme Court issued a summary dismissal of our appeal in December 2008, resulting in this Korean blended oil patent being finally revoked. The revoked patent covered a blend of fish oil DHA and microbial oil ARA. Sales of our oils during fiscal 2008 to licensees in South Korea with whom we do not have a sole source supply arrangement were less than $1.0 million.
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
Third parties have filed Requests for Reexamination (“Requests”) of eleven of Martek’s U.S. patents.  Eight of these Requests were filed by Lonza with respect to eight of Martek’s DHA patents which are not relevant to Martek’s infant formula business. Three of these patents have now expired and another is likely to expire before the initial Reexamination process is complete. Additionally, an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent.  The U.S. Patent Office has granted all eleven of the Requests to initiate a Reexamination process.  As a result of these Reexaminations, the claims of the subject patents may be upheld in their current form, narrowed, abandoned, or revoked, or the term of a patent may be shortened. Not all of the claims of the patents are subject to Reexamination.  With respect to the ARA patent, which is scheduled to expire in 2014, and the non-infant formula DHA patents, we have received initial adverse office actions from the patent examiner, which is standard if a Request is granted, to which we have responded. We anticipate further proceedings with the patent examiner and if unfavorable decisions are received, we plan to appeal. The ARA patent as well as those DHA patents that have not expired will remain in full force and effect during the appeal process. Additionally, we have received second adverse office actions from the patent examiner for the two blended oils patents which are scheduled to expire in 2011. If we are unable to overcome these office actions, we plan to appeal within the U.S Patent and Trademark Office, and in the event of a negative outcome, we will have an opportunity to further appeal to the federal courts. These patents will remain in full force and effect during the appeal process, which is likely to extend beyond the 2011 term of these patents. However, if the appeals are not successful or are not pursued, some claims of these patents could be revoked or the patents, including the ARA patent with the 2014 expiration date, could have their terms shortened from their original expiration dates.
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
Current economic and market conditions could adversely affect our revenue and profitability.
The United States economy and the global economy have entered a severe recession. Due to factors such as uncertainties in consumer spending, a regional and/or global economic downturn may reduce the demand for our nutritional oils. If demand for our oils declines, our revenue and profitability will be adversely affected. Furthermore, challenging economic conditions also may impair the ability of our customers to pay for products they have purchased and may impair the ability of our vendors to supply us with items critical to the operation of our business. Any of these negative occurrences could adversely impact our operating results, financial condition or business, in general.
A substantial portion of our nutritional oil products sales is made to five of our existing customers under agreements with no minimum purchase requirements. If demand by these customers for our nutritional oil products decreases, our revenues may materially decline.
We rely on a substantial portion of our product sales to five of our existing customers. Approximately 80% of our product sales revenue during the three months ended January 31, 2009 was generated by sales of DHA and ARA to five customers: Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our licensees to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand. If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues. Furthermore, if purchasing patterns by our significant customers continue to be uneven or inconsistent, we will likely experience fluctuations in our quarter-to-quarter revenues and cash flows. In addition, if these customers attempt to utilize their purchasing power in order to receive price reductions on our products, we may be unable to maintain prices of our oils at current levels, which could materially affect future revenues and product margins.
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
In addition to the Lonza and Nutrinova matters described below, we are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	Abbott Nutritionals (then known as the Ross Products Division of Abbott Laboratories), a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post- discharge preterm infant formulas. While Abbott Nutritionals has not announced any introduction of such oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2011, and while we are not aware of any plans by our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S.

•	GlaxoSmithKline is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. GlaxoSmithKline has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical companies offering other applications using omega-3 fatty acids may be expected.
•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing or attempting to produce and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these efforts.
•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.
•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and Asia, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany. One of Nutrinova’s customers is also a defendant in these actions in Germany. These lawsuits are further described below in the risk factor regarding patent protection and in Item 3 of Part I of this Form 10-K, “Legal Proceedings.”
•	Other companies, several with greater financial resources than ours, are developing plant-based DHA or other plant-based oils that may compete with us and other companies may be developing chemically synthesized DHA.
•	Several large companies, including BASF AG, DSM and Ocean Nutrition, and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.
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
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 65 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2009 and 2024. Our core infant formula-related U.S. patents expire between 2011 and 2014. We have been granted U.S. patents covering food and beverage products containing Martek’s DHA oil which expire by 2009, and granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2009 and 2024. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 350 issued patents and over 500 pending patent applications worldwide.
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
There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties, including:
•	Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal hearing has been scheduled for March 2009. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has or expects to have an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011. An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.
•	In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill filed oppositions against this divisional ARA patent. N.V. Nutricia has withdrawn from the opposition. The Opposition Division hearing has been scheduled for June 2009.
•	Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. Martek and Aventis have appealed. The appeal process is not expected to be completed before 2009, during which time the patent will remain in full force and effect.

•	An EPO Opposition Division hearing was held on November 15, 2005, with respect to a European DHA patent acquired by Martek as part of the OmegaTech purchase. The patent was upheld in modified form. Nutrinova Nutrition Specialties & Food Ingredients GmbH is the only opponent, and they appealed. The appeal hearing was held in October 2008 and the patent was upheld in modified form. The modified patent claims are directed to processes for fermenting Thraustochytrium and Schizochytrium in a medium containing sodium sulfate and less than 120 milligrams per liter of chloride.
•	In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The appeal hearing before the U.S. Court of Appeals for the Federal Circuit is scheduled for April 2009. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.
•	We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. As discussed above, this EPO Appeal Board hearing is scheduled for March 2009. In December 2008, Martek requested that the court expand the appeal to include Lonza’s production of DHA in Germany, based on evidence discovered in October 2008.
•	We filed a patent infringement suit involving Lonza Ltd AG and Capsugel France in France in November 2008. The complaint alleges infringement of our European patent relating to DHA-containing oils.
•	With respect to our ARA patent in South Korea, Suntory has filed an opposition. A hearing on the matter was held in late January 2006 and the Korean Intellectual Property Office Examiners ruled against Martek. Martek appealed. The appeal brief was filed in February 2007 and Suntory responded in August 2007. The Korean Intellectual Property Office ruled against Martek in September 2007, and we appealed to the Patent Court in October 2007. The Patent Court held hearings in August 2008 and September 2008. The Patent Court ruled against Martek in November 2008, and we appealed to the Korean Supreme Court in December 2008. The Korean Supreme Court issued a summary dismissal of our appeal in February 2009, resulting in this Korean ARA patent being finally revoked.
•	Suntory also initiated an invalidation case against one of our blended oil patents in South Korea. Our response to Suntory was filed in February 2005, Suntory responded in March 2006 and Martek filed further submissions in May 2006. A hearing was held in July 2006. A ruling against Martek was issued in February 2007. Martek appealed to the Patent Court in April 2007. The Patent Court ruled against Martek, and we appealed to the Korean Supreme Court in August 2008. The Korean Supreme Court issued a summary dismissal of our appeal in December 2008, resulting in this Korean blended oil patent being finally revoked. The revoked patent covered a blend of fish oil DHA and microbial oil ARA. Sales of our oils during fiscal 2008 to licensees in South Korea with whom we do not have a sole source supply arrangement were less than $1.0 million.
•	Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent. Suntory has appealed, during which time the patent will remain in full force and effect. Hearings on the other European patent and on the Australian patent are expected in 2009.
•	Third parties have filed Requests for Reexamination (“Requests”) of eleven of Martek’s U.S. patents. Eight of these Requests were filed by Lonza with respect to eight of Martek’s DHA patents which are not relevant to Martek’s infant formula business. Three of these patents have now expired and another is likely to expire before the initial Reexamination process is complete. Additionally, an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all eleven of the Requests to initiate a Reexamination process. As a result of these Reexaminations, the claims of the subject patents may be upheld in their current form, narrowed, abandoned, or revoked, or the term of a patent may be shortened. Not all of the claims of the patents are subject to Reexamination. With respect to the ARA patent, which is scheduled to expire in 2014, and the non-infant formula DHA patents, we have received initial adverse office actions from the patent examiner, which is standard if a Request is granted, to which we have responded. We anticipate further proceedings with the patent examiner and if unfavorable decisions are received, we plan to appeal. The ARA patent as well as those DHA patents that have not expired will remain in full force and effect during the appeal process. Additionally, we have received second adverse office actions from the patent examiner for the two blended oils patents which are scheduled to expire in 2011. If we are unable to overcome these office actions, we plan to appeal within the U.S Patent and Trademark Office, and in the event of a negative outcome, we will have an opportunity to further appeal to the federal courts. These patents will remain in full force and effect during the appeal process, which is likely to extend beyond the 2011 term of these patents. However, if the appeals are not successful or are not pursued, some claims of these patents could be revoked or the patents, including the ARA patent with the 2014 expiration date, could have their terms shortened from their original expiration dates.
•	There are additional intellectual property proceedings pending against Martek or that Martek has pending against third parties that are not considered material.

If any of the challenges described above or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful, our competitors may be able to produce similar products and, as a result, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products, which could also cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages, license disputed rights from third parties and/or cease selling the affected products. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of January 31, 2009, the net book value of our patent assets totaled $15.2 million, which includes approximately $5.5 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a weighted average remaining period of approximately four years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage, pregnancy and nursing, nutritional supplements and animal feed markets. To this end, we have signed license and supply agreements with several consumer products companies. Our success in penetrating this market, however, is dependent upon these customers introducing products that contain our nutritional oils into the marketplace and is further dependent upon the end consumer purchasing such products. Although some of our customers have launched products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions. To date, our non-infant formula customers have launched approximately 175 products containing our oils. Of the products launched, some have failed, but most remain on the market and are believed to be meeting customer expectations. Despite this fact, industry averages, particularly food and beverage, would continue to suggest that many of these products will not ultimately be successful in the marketplace. As such, the introduction of a product by our customers does not guarantee that the product will remain on the market. If our non-infant formula customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage, pregnancy and nursing, nutritional supplements and animal feed markets would be limited.
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
To date, our DHA-S oil has received regulatory approval or is accepted for inclusion in foods and beverages, with certain country-specific limitations, in Argentina, Australia, Canada, Chile, China, Israel, Japan, Malaysia, Mexico, New Zealand, the Philippines, the European Community, Taiwan and the United States. With respect to approvals in Europe and Israel, the use of our DHA-S is authorized as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes. We have been working to extend approval in Europe into additional food categories but thus far, we have been unsuccessful. We will continue efforts to extend food categories to which DHA-S oil can be added in Europe, but our ability to succeed in this regard is uncertain. In other parts of the world, laws and regulations with respect to the addition of our oils into foods and beverages are diverse and our ability to gain the necessary regulatory approvals is unclear. If we are unable to gain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
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
If we or our customers fail to secure authorized nutrition and health claims within the European Union, future revenues from sales within the European Union could be adversely affected.
In December 2006, the European Parliament and Council issued regulation EC No 1924/2006 on “nutrition and health claims made on foods”. Implementation of this regulation is currently scheduled for January 2010, although the review of claim applications under the regulation is currently underway. Until January 2010, claims that have been in use in Member States prior to January 2006 may continue to be used. After January 2010, only claims listed in the regulation and those that have received European Union (EU) authorization shall be permitted on foods and dietary supplements within the EU. Our failure, and that of our customers, to secure authorized claims for our DHA and ARA could adversely impact future market penetration of products containing our DHA and ARA in the EU.
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
In connection with our efforts to alleviate supply constraints with our infant formula licensees and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so. As of January 31, 2009, the Company had $37.2 million of production assets that are currently idle and are being held for future use. Our ability to recover the costs of these and certain other assets will depend on increased revenue from our nutritional oils produced at our facilities. There are no assurances that we will be able to achieve this goal. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material. In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.
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
Concerns with the safety and quality of our nutritional oils could cause customers to avoid our products.
Recent adverse publicity about the safety of certain foods due to the actual or potential existence of certain compounds therein has heightened the sensitivities of many consumers. These safety and quality issues, whether real or perceived, may discourage customers from buying products containing or perceived to contain the compounds which give rise to such concerns. We could be adversely affected if our customers or the ultimate consumers of our products lose confidence in the safety and quality of our nutritional oils. Any negative change in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need additional capital to expand our production capacity if market demand for our products continues to grow.
As of January 31, 2009, we had approximately $107.3 million in cash and cash equivalents as well as $135 million of our revolving credit facility available to meet future capital requirements. We may require additional capital to fund, among other things, our research and development, product testing, and marketing activities. Our ability to meet future demand may require even further expansion of our production capability for our nutritional oils, which would also require additional capital. The timing and extent of our additional cash needs will primarily depend on: (a) the timing and extent of future launches of infant formula products containing our oils by our licensees; (b) the timing and extent of introductions of DHA into foods and beverages and/or dietary supplements for children and adults; and (c) our ability to generate profits from the sales of our nutritional products.
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
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending January 31, 2009, our common stock traded between $39.60 and $22.47 per share. During the fifty-two week period ending January 31, 2008, our common stock traded between $34.70 and $19.64 per share. The following are examples of items that may significantly impact the market price for our common stock:
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

The market liquidity for our stock is relatively low. As of January 31, 2009, we had 33,154,575 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending January 31, 2009 was approximately 500,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.
As of January 31, 2009, we had 33,154,575 shares of common stock and approximately 600,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 2.6 million shares of common stock. Of the stock options, substantially all were exercisable at March 4, 2009, and approximately 400,000 had exercise prices that were below the market price on this date. The restricted stock units will vest and common stock will issue at various dates through 2014. To the extent that these options for our common stock are exercised, restricted stock units vest or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the future sale of equity securities. If we continue to require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.
Changes in foreign currency exchange rates or interest rates could reduce profitability.
A portion of the ARA we buy from DSM is denominated in euros. We expect that for fiscal 2009, approximately 25% of our ARA received from DSM will be subject to currency risk. Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. Furthermore, these contracts have inherent levels of counterparty risk over which we have no control. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 19.4 million euros at January 31, 2009. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.

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

MARTEK BIOSCIENCES CORPORATION (Registrant)
Date: March 12, 2009	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.