Form 10-Q
period 2009-04-30
MARTEK BIOSCIENCES CORP
filed 2009-06-09
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company“in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock outstanding as of June 3, 2009 was 33,232,884.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended April 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
In thousands, except share and per share data	2009	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$117,944	$102,495
Accounts receivable, net	52,898	40,438
Inventories, net	109,603	99,553
Deferred tax asset	22,152	24,821
Other current assets	3,905	4,866

Total current assets	306,502	272,173

Property, plant and equipment, net	259,747	265,900
Deferred tax asset	3,667	13,535
Long-term investments	11,615	11,336
Goodwill	51,592	51,592
Other intangible assets, net	32,069	30,997
Other assets, net	368	448

Total assets	$665,560	$645,981

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$21,424	$17,105
Accrued liabilities	20,382	28,819
Current portion of notes payable and other long-term obligations	416	374
Current portion of deferred revenue	1,198	1,044

Total current liabilities	43,420	47,342

Notes payable and other long-term obligations	603	793
Long-term portion of deferred revenue	8,698	9,263

Total liabilities	52,721	57,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,226,584 and 33,147,360 shares issued and outstanding, respectively	3,323	3,315
Additional paid-in capital	555,043	553,871
Accumulated other comprehensive loss	(1,532)	(3,985)
Retained earnings	56,005	35,382

Total stockholders’ equity	612,839	588,583

Total liabilities and stockholders’ equity	$665,560	$645,981

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
Unaudited — In thousands, except per share data	2009	2008	2009	2008

Revenues:
Product sales	$88,152	$87,875	$172,174	$166,484
Contract manufacturing sales	4,259	2,851	7,600	7,123

Total revenues	92,411	90,726	179,774	173,607

Cost of revenues:
Cost of product sales	49,299	50,579	96,208	95,676
Cost of contract manufacturing sales	4,017	2,764	7,426	6,452

Total cost of revenues	53,316	53,343	103,634	102,128

Gross margin	39,095	37,383	76,140	71,479

Operating expenses:
Research and development	7,157	6,819	13,906	12,800
Selling, general and administrative	12,875	14,234	25,972	27,215
Amortization of intangible assets	1,595	1,877	3,376	3,556
Other operating expenses	569	96	722	249

Total operating expenses	22,196	23,026	43,976	43,820

Income from operations	16,899	14,357	32,164	27,659

Interest and other income, net	280	458	535	831
Interest expense	(94)	(149)	(189)	(305)

Income before income tax provision	17,085	14,666	32,510	28,185
Income tax provision	6,068	5,464	11,887	10,314

Net income	$11,017	$9,202	$20,623	$17,871

Net income per share
Basic	$0.33	$0.28	$0.62	$0.54

Diluted	$0.33	$0.28	$0.62	$0.54

Weighted average common shares outstanding
Basic	33,190	32,916	33,170	32,830
Diluted	33,310	33,231	33,349	33,151
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
Unaudited — In thousands, except share data	Shares	Amount	Capital	Income(Loss)	Earnings	Total

Balance at October 31, 2008	33,147,360	$3,315	$553,871	$(3,985)	$35,382	$588,583

Issuance of common stock under employee stock plans	79,224	8	103	—	—	111
Shares withheld for tax payments upon vesting of restricted stock units	—	—	(536)	—	—	(536)
Equity-based compensation	—	—	1,958	—	—	1,958
Tax impact of exercise of non-qualified stock options and vesting of restricted stock units, net	—	—	(353)	—	—	(353)
Net income	—	—	—	—	20,623	20,623
Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $383	—	—	—	646	—	646
Unrealized loss on available-for-sale securities, net of tax of $(249)	—	—	—	(420)	—	(420)
Realized loss on exchange rate forward contracts, net of tax of $920	—	—	—	1,553	—	1,553
Unrealized gain on exchange rate forward contracts, net of tax of $372	—	—	—	674	—	674

Comprehensive income						23,076

Balance at April 30, 2009	33,226,584	$3,323	$555,043	$(1,532)	$56,005	$612,839

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
Unaudited — In thousands	2009	2008

Operating activities

Net income	$20,623	$17,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,115	14,197
Deferred tax provision	11,244	9,579
Equity-based compensation expense	1,924	1,465
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	(950)
Loss on asset disposals and long-term investments, net	388	320
Changes in operating assets and liabilities:
Accounts receivable	(12,460)	(2,949)
Inventories	(10,016)	(3,098)
Other assets	1,198	2,815
Accounts payable	4,687	(2,762)
Accrued liabilities	(5,571)	2,291
Deferred revenue and other liabilities	(501)	(23)

Net cash provided by operating activities	25,631	38,756

Investing activities

Purchases of investments, marketable securities and long-term investments	—	(16,925)
Sales and maturities of investments, marketable securities and long-term investments	—	6,075
Expenditures for property, plant and equipment	(5,263)	(3,576)
Capitalization of intangible assets	(4,435)	(2,165)

Net cash used in investing activities	(9,698)	(16,591)

Financing activities

Repayments of notes payable and other long-term obligations	(59)	(426)
Issuance of common stock under employee stock plans	111	5,515
Tax payments from shares withheld upon vesting of restricted stock units	(536)	(521)
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	950

Net cash (used in) provided by financing activities	(484)	5,518

Net increase in cash and cash equivalents	15,449	27,683
Cash and cash equivalents, beginning of period	102,495	16,973

Cash and cash equivalents, end of period	$117,944	$44,656

Supplemental cash flow disclosures:
Interest paid	$101	$316
Income taxes paid	$734	$735
Issuance of shares related to OmegaTech contingent purchase price	$—	$10,164
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The accompanying unaudited financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the 2008 Form 10-K.
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
Revenue Recognition The Company derives revenue principally from two sources: product sales and contract manufacturing. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and the product is shipped thereby transferring title and risk of loss. Certain infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. In accordance with the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, the consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer. Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. The Company’s terms of sale allow for limited rights of return with such rights based solely on compliance with agreed-upon customer product specifications. The Company tests the product for compliance with customer product specifications prior to shipment. Such returns have historically not been material.
Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $300,000 and $600,000 in the three and six months ended April 30, 2009, respectively, and $700,000 and $1.5 million in the three and six months ended April 30, 2008, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues. Shipping and handling costs were approximately $500,000 and $1.2 million in the three and six months ended April 30, 2009, respectively, and $600,000 and $1.1 million in the three and six months ended April 30, 2008, respectively.
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

The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts have been designated as highly effective cash flow hedges and thus, qualify for hedge accounting under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until the related product is sold. As of April 30, 2009, outstanding forward contracts had notional values aggregating approximately 12.1 million Euros (equivalent to $16.1 million at April 30, 2009), which mature by November 2009. Amounts recorded due to hedge ineffectiveness have historically not been material.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print, television and internet-based advertising, were approximately $600,000 and $900,000 in the three and six months ended April 30, 2009, respectively, and $600,000 and $1.1 million in the three and six months ended April 30, 2008, respectively.
Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities as well as changes in the market value of exchange rate forward contracts designated as cash flow hedges in other comprehensive income in the Consolidated Statement of Stockholders’ Equity.
Investments and Marketable Securities The Company has classified investments and marketable securities at April 30, 2009 as either trading or available-for-sale and at October 31, 2008 as available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings. The Company has elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”), which is recorded within long-term investments. The Put Agreement is the only instrument of its nature/ type held by the Company and for which the Company has elected the fair value option under SFAS No. 159. See Note 3 for further discussion.
The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.
Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at April 30, 2009 and October 31, 2008. See Note 4 for further discussion of the Company’s fair value measurements.
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
Goodwill and Other Intangible Assets In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is tested for impairment on an annual basis and between annual tests when indicators of potential impairment are identified, using a fair value-based approach. The Company’s annual impairment test date is August 1 of each fiscal year. The Company has one reporting unit and determines fair value of the reporting unit using the market and income approach. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company’s intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.

Recently Issued Accounting Pronouncements In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107” and “APB 28-1”), each of which will be effective for the Company for interim and annual periods beginning with the third quarter of fiscal 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the effect that the adoption of these Staff Positions will have on its consolidated financial position, results of operations and cash flows.
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
In February 2006, the Company and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, the companies entered into a second amendment to the original agreement (“the 2007 Amendment”). Among other things, the 2007 Amendment established the parameters and methodologies for the calculation of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. As part of the 2006 Amendment, Martek guaranteed the recovery of certain costs incurred by DSM in connection with the Belvidere, New Jersey and Capua, Italy expansions of up to $40 million. In May 2008, the Company and DSM entered into an amendment to the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, Martek would commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of April 30, 2009, the value of the remaining calendar 2009 minimum purchase quantities is approximately $26.7 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business. The agreement with DSM includes provisions that allow DSM to recover from Martek certain continuing costs related to the ARA production assets should Martek, during the term of the agreement, cease to procure ARA from DSM for any reason other than a breach by DSM of the agreement.
3. INVESTMENTS
At April 30, 2009 and October 31, 2008, the Company had investments consisting of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process.
While Martek continues to receive interest payments on these investments involved in failed auctions, the Company believes that the estimated fair value of these ARS no longer approximates par value. Such fair value was estimated by the Company and considers, among other items, the creditworthiness of the issuer, the collateralization underlying the securities and the timing of expected future cash flows. Based upon these fair value estimates, as of April 30, 2009, Martek has recorded temporary impairments of $1.4 million and other-than-temporary impairments of $1.9 million on such ARS whose original cost basis totals $13.1 million (see below for discussion of the accounting for such impairments). In addition, due to the Company’s belief that the market for these ARS may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on the accompanying consolidated balance sheet as of April 30, 2009.

As of October 31, 2008, all ARS were classified as “available-for-sale” and all declines in value were recognized in other comprehensive income. In November 2008, the Company executed a Put Agreement with a financial institution which provides Martek the ability to sell certain of its ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. The Company’s ARS holdings to which this relates have a cost basis of approximately $7.5 million and a fair value at April 30, 2009 of approximately $5.6 million. Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity. Therefore, the Company has classified such investments as “trading” and has recognized $1.9 million as an other-than-temporary impairment during the six months ended April 30, 2009. This $1.9 million impairment charge, which was recorded in other income in the accompanying consolidated statements of income, includes $1.0 million of unrealized losses reclassified from other comprehensive income and $900,000 of unrealized fair value declines occurring after such reclassification, of which $170,000 was recognized during the three months ended April 30, 2009. Due to the classification as “trading”, future changes in fair value to these ARS will be recorded in earnings.
During the six months ended April 30, 2009, the Company recorded the Put Agreement at its fair value of approximately $1.8 million and recognized a gain equal to this amount, in other income within the accompanying consolidated statements of income, of which $219,000 was recognized during the three months ended April 30, 2009. The Company elected to adopt the fair value option as permitted by SFAS 159 for the Put Agreement so that future changes in the fair value of this asset will largely offset the fair value movements of the related ARS. The Company believes that the accounting for the Put Agreement will then match its purpose as an economic hedge to the changes in the fair value of the related ARS. The ability of the Put Agreement to act as an economic hedge is subject to the continued expected performance by the financial institution of its obligations under the agreement. The fair value of the Put Agreement considers, among other things, the creditworthiness of the issuer and the liquidity of the financial instrument.
As of April 30, 2009, the Company’s ARS holdings not covered by the Put Agreement have a cost basis of approximately $5.6 million and a fair value of approximately $4.2 million. The total decline in fair value of $1.4 million includes approximately $600,000 which was recorded as a reduction to other comprehensive income during the six months ended April 30, 2009, of which $300,000 was recorded as an increase to other comprehensive income during the three months ended April 30, 2009. The Company believes that the unrealized losses on these ARS are temporary. In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities and our ability and intent to hold these investments until recovery in market value occurs. The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.
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

As of April 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These financial assets and liabilities were as follows (in thousands):

	As of April 30, 2009
	Level 1	Level 2	Level 3	Balance

Assets
Available-for-sale securities (1)	$—	$—	$4,145	$4,145
Trading securities (1)	—	—	5,663	5,663
Put Agreement(1)	—	—	1,807	1,807
Investments in money market funds (2)	98,587	—	—	98,587

Total Assets	$98,587	$—	$11,615	$110,202

Liabilities
Exchange rate forward contracts (3)	—	1,103	—	1,103

Total Liabilities	$—	$1,103	$—	$1,103

(1)	Included in long-term investments in the accompanying consolidated balance sheets.

(2)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(3)	Included in accrued liabilities in the accompanying consolidated balance sheets.
The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended April 30, 2009 (in thousands):

	Auction Rate
	Securities	Put Agreement	Total

Balance on January 31, 2009	$9,722	$1,588	$11,310

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	(170)	219	49
Included in other comprehensive income	256	—	256
Purchases, sales, issuances and settlements, net	—	—	—

Balance on April 30, 2009	$9,808	$1,807	$11,615

(1)	See Note 3 for discussion of Auction Rate Securities and related Put Agreement.
The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended April 30, 2009 (in thousands):

	Auction Rate
	Securities	Put Agreement	Total

Balance on November 1, 2008	$11,336	$—	$11,336

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	(1,887)	1,807	(80)
Included in other comprehensive income	359	—	359
Purchases, sales, issuances and settlements, net	—	—	—

Balance on April 30, 2009	$9,808	$1,807	$11,615

(1)	See Note 3 for discussion of Auction Rate Securities and related Put Agreement.

Some of the inputs into the discounted cash flow models from which the Company bases its Level 3 valuations for the ARS and Put Agreement are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. Assumptions regarding required rates of return were based on risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to us. The expected term for the Put Agreement was based on the earliest date on which the Company can exercise the Put Agreement rights.
5. INVENTORIES
Inventories consist of the following (in thousands):

	April 30,	October 31,
	2009	2008

Finished goods	$56,132	$45,871
Work in process	49,127	49,042
Raw materials	4,344	4,640

Inventories, net	$109,603	$99,553

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors. Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	April 30,	October 31,
	2009	2008

Land	$2,320	$2,320
Building and improvements	66,375	64,731
Machinery and equipment	264,161	262,831
Furniture and fixtures	3,058	2,963
Computer hardware and software	16,912	16,119

	352,826	348,964
Less: accumulated depreciation and amortization	(102,312)	(91,268)

	250,514	257,696
Construction in progress	9,233	8,204

Property, plant and equipment, net	$259,747	$265,900

Assets available for commercial use that were not in productive service had a net book value of $36.2 million and $38.2 million at April 30, 2009 and October 31, 2008, respectively. Depreciation as well as certain other fixed costs related to such idle assets is recorded as cost of product sales in the accompanying consolidated statements of income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	April 30, 2009			October 31, 2008
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,164	$(930)	$1,234	$2,153	$(850)	$1,303
Patents	25,231	(9,446)	15,785	22,533	(7,795)	14,738
Core technology	1,708	(740)	968	1,708	(683)	1,025
Current products	10,676	(5,007)	5,669	10,676	(4,652)	6,024
Licenses	12,146	(3,733)	8,413	11,968	(4,061)	7,907

	51,925	(19,856)	32,069	49,038	(18,041)	30,997

Goodwill	51,592	—	51,592	51,592	—	51,592

	$103,517	$(19,856)	$83,661	$100,630	$(18,041)	$82,589

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $1.4 million and $3.0 million in the three and six months ended April 30, 2009, respectively, and approximately $1.8 million and $3.3 million in the three and six months ended April 30, 2008, respectively, related to assets supporting the Company’s commercial products. Included in amortization of intangible assets is approximately $200,000 and $400,000 in the three and six months ended April 30, 2009, respectively, and approximately $100,000 and $300,000 in the three and six months ended April 30, 2008, respectively, related to assets supporting the Company’s research and development initiatives.
In February 2009, Martek entered into a license agreement with General Mills for certain patented technology expected to be used in the production of Martek’s life’sDHA™. Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, Martek paid an upfront license fee of $1.0 million and will pay, subject to the successful completion by the licensor of certain development goals related to the licensed technology, additional fees of up to approximately $7.0 million. In addition, Martek will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology.
Based on the current amount of intangible assets subject to amortization, the estimated total amortization expense for fiscal 2009, fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013 will be approximately $5.7 million, $4.9 million, $4.1 million, $3.1 million and $3.0 million, respectively. As of April 30, 2009, the weighted average remaining useful lives of the Company’s patents, current products and licenses are 8 years, 8 years and 10 years, respectively.
8. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. There were no amounts outstanding under the credit facility in the six months ended April 30, 2009. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the six months ended April 30, 2009 and 2008. The commitment fee rate is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of April 30, 2009, the Company was in compliance with all of these debt covenants.
The carrying amounts of notes payable at April 30, 2009 and October 31, 2008 approximate their fair values based on instruments of similar terms available to the Company.

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
In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA. Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones. As of April 30, 2009, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $900,000. Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents. In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit. In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned. The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid. It also found that the defendants willfully infringed one of these patents. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The appeal hearing before the U.S. Court of Appeals for the Federal Circuit was held in April 2009, and the Court has not yet ruled on the appeals. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.
In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova and Celanese Ventures GmbH. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of Martek’s European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in 2009 or 2010.
In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of April 30, 2009, the patents being defended had a net book value of approximately $5.2 million, including capitalized legal costs, which will be amortized over a weighted average remaining period of approximately four years.
These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
10. STOCKHOLDERS’ EQUITY
The Company recognized approximately $1.1 million and $1.9 million in the three and six months ended April 30, 2009, respectively, and approximately $900,000 and $1.5 million in the three and six months ended April 30, 2008, respectively, in compensation cost related to employee stock plans. Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods.
The Company granted 300,352 restricted stock units during the six months ended April 30, 2009, which generally vest over 62 months from the date of grant. The total fair value of the restricted stock units granted of $7.8 million was based on fair market value on the date of grant.
As of April 30, 2009, there was approximately $14.8 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2014 with a weighted average recognition period of approximately two years.
As of April 30, 2009, there was approximately $200,000 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.

11. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

Net income	$11,017	$9,202	$20,623	$17,871

Weighted average shares outstanding, basic	33,190	32,916	33,170	32,830
Effect of dilutive potential common shares:
Stock options	66	246	105	245
Restricted stock units	54	69	74	76

Total dilutive potential common shares	120	315	179	321

Weighted average shares outstanding, diluted	33,310	33,231	33,349	33,151

Net income per share, basic	$0.33	$0.28	$0.62	$0.54

Net income per share, diluted	$0.33	$0.28	$0.62	$0.54

Stock options to purchase approximately 2.2 million and 2.1 million shares were outstanding but were not included in the computation of diluted net income per share for the three and six months ended April 30, 2009, respectively, and stock options to purchase approximately 1.5 million shares were outstanding but were not included in the computation of diluted net income per share in both the three and six months ended April 30, 2008, because the effects would have been antidilutive.
12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and six months ended April 30, 2009 and 2008 were as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

Net income, as reported	$11,017	$9,202	$20,623	$17,871

Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $—, $—, $383 and $—, respectively	—	—	646	—
Unrealized gain (loss) on available-for-sale securities, net of tax of $95, $(298), $(249) and $(298), respectively	162	(526)	(420)	(526)
Realized loss (gain) on exchange rate forward contracts, net of tax of $484, $(33), $920 and $(149), respectively	818	(59)	1,553	(262)
Unrealized gain (loss) on exchange rate forward contracts, net of tax of $324, $(5), $372 and $28, respectively	466	(8)	674	51

Comprehensive income	$12,463	$8,609	$23,076	$17,134

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
We are continuing to aggressively pursue further penetration of our DHA oils, both domestically and internationally, in the food and beverage, pregnancy and nursing, nutritional supplement and animal feed markets. We are in discussions with many companies to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications. To date, over 100 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations. Certain of our DHA license and supply agreements with major consumer food products companies establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets. Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than infant formula.
For the three and six months ended April 30, 2009, we generated net income of $11.0 million and $20.6 million, respectively, on revenues of $92.4 million and $179.8 million, respectively.
Although we anticipate future growth in annual sales of our nutritional oils, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future oils-related revenues are largely dependent upon the following factors:
•	the timing of international infant formula market introductions by our customers;
•	the timing of our customers’ ordering patterns;
•	the timing and extent of stocking and destocking of inventory by our customers;
•	the timing and extent of our customers’ production campaigns and plant maintenance shutdowns;
•	the timing and extent of introductions of DHA into various child and/or adult applications and the marketplace success of such applications;
•	the levels of inclusion of our oils in infant formula;
•	the continued acceptance, and extent thereof, of products containing our oils under WIC and other regulatory programs in the U.S.;
•	the continued acceptance of these products by consumers and continued demand by our customers;
•	the ability of our customers to incorporate our oils into various foods and beverages;
•	our ability to protect against competitive products through our patents;
•	competition from alternative sources of DHA and ARA; and
•	agreements with other future third-party collaborators to market our products or develop new products.
As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

RECENT HIGHLIGHTS
•	Non-Infant Formula Product Launches — Several non-infant formula nutritional products with Martek’s life’sDHA™ were launched by Martek’s customers, including Walmart Spring Valley DHA dietary supplements and The Coca Cola Company’s Minute Maid Blueberry Pom single serve beverage, an extension of Minute Maid’s current Pomegranate Blueberry juice with life’sDHA™.
•	Multi-Year Sole-Source Infant Formula Supply Agreements — Martek entered into multi-year, sole-source infant formula supply agreements with Rice Field Corporation (“Rice Field”) and Lactalis Nutrition Sante (“Lactalis”). Under the Rice Field agreement, Martek will supply its DHA and ARA blend for all infant formula products manufactured by Rice Field under the Prodigy brand. Rice Field will also be using Martek’s life’sDHA™ and life’sARA™ in its growing-up milks and will be using life’sDHA™ in its products for pregnant and nursing women, all of which will be sold under the Prodigy brand in China. Under the Lactalis agreement, Martek will supply its life’sARA™ for use in infant formula and growing-up milks produced by Lactalis and sold in France and Algeria.
•	Multi-Year Exclusive Food and Beverage Supply Agreement — Martek entered into a multi-year supply agreement with Ragasa, one of Mexico’s largest providers of raw and refined oil products and maker of Mexico’s leading consumer cooking oil brand, Nutrioli, under which Ragasa has agreed to purchase all of its DHA omega-3 needs from Martek. Ragasa plans to launch a product featuring life’sDHA™ in 2009 and will display the life’sDHA™ logo on the product packaging and in all related promotional materials.
•	Arrangement for the Production of Influenza Drug Precursor — Consistent with the services provided by Martek in 2006, Martek has been re-engaged to manufacture shikimic acid, the starting material used to produce an anti-viral drug for the treatment of influenza. Sales for such services are expected to approximate $4.5 million, with one-half of this total anticipated to occur in Martek’s fourth quarter of fiscal 2009 and the remainder anticipated to occur during the first half of fiscal 2010.
•	New Scientific Data Published on DHA — A summary document for the International Society for the Study of Fatty Acids and Lipids published in Prostaglandins, Leukotrienes and Essential Fatty Acids (February 2009) discussed obtaining adequate DHA intake in light of current western diets. The authors concluded that with no other changes in diet, improvement of blood DHA status can be achieved with dietary supplements of preformed DHA (such as Martek’s life’sDHA™), but not with supplementation of ALA, EPA, or other precursors.
MANAGEMENT OUTLOOK
Based on recent retail sales data, Martek estimates that overall end consumer demand for infant formula in the United States as well as internationally is stable despite the weak global economy. Nonetheless, we believe that de-stocking of infant formula inventory is occurring at both the retail level as well as the manufacturer level (our customers). As a result of this inventory de-stocking, Martek’s infant formula revenue is expected to be negatively impacted during the Company’s third and fourth fiscal quarters by a combined total of $10 million to $15 million.
Martek expects total revenues for the third quarter of fiscal 2009 to be between $77 million and $85 million with third quarter infant formula revenue projected to be between $63 million and $70 million and third quarter non-infant formula nutritional revenue projected to be between $8.5 million and $10.5 million. Third quarter gross margin is expected to be approximately 43%. Net income for the third quarter is projected to be between $7.7 million and $9.3 million, and diluted earnings per share are projected to be between $0.23 and $0.28.
For the full fiscal year 2009, Martek expects total revenues to be between $350 million and $355 million. Net income for the full fiscal year 2009 is projected to be between $40 million and $42 million, and diluted earnings per share are projected to be between $1.20 and $1.25, a pre-tax earnings increase of between 10% and 15% over fiscal 2008.
The Company anticipates that infant formula revenue will grow in fiscal 2010 as a result of continued strong end consumer demand for infant formula products containing DHA and ARA.
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

Under our agreement with DSM, annual ARA unit pricing is calculated utilizing a cost-plus approach that is based on the prior year’s actual costs incurred adjusted primarily for current year volume and cost expectations and, to a limited extent, adjusted for certain current year actual expenses. In February 2006, we and DSM entered into an amendment to the original agreement (“the 2006 Amendment”). The 2006 Amendment established the overall economics associated with DSM’s expansion at both its Belvidere, New Jersey and Capua, Italy production facilities. In July 2007, we and DSM entered into a second amendment to the original agreement (“the 2007 Amendment”). Among other things, the 2007 Amendment established the parameters and methodologies for the calculation of ARA pricing for calendar years 2008, 2009 and, if certain criteria are met, 2010. As part of the 2006 Amendment, we guaranteed the recovery of certain costs incurred by DSM in connection with these expansions of up to $40 million. In May 2008, we and DSM entered into an amendment to the payment terms of the guarantee. In connection with this amendment, it was agreed that in full satisfaction of the guarantee, we would commit to purchasing certain minimum quantities of ARA during the period January 1, 2009 through September 30, 2009. As of April 30, 2009, the value of the remaining calendar 2009 minimum purchase quantities is approximately $26.7 million with such minimum volumes approximating the amounts expected to be purchased by Martek in the normal course of business. The agreement with DSM includes provisions that allow DSM to recover from Martek certain continuing costs related to the ARA production assets should Martek, during the term of the agreement, cease to procure ARA from DSM for any reason other than a breach by DSM of the agreement.
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
When combining our current DHA and ARA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities in Italy and the U.S., we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula, pregnancy and nursing, food and beverage, dietary supplement and animal feed markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.
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
Fair Value Measurements As of November 1, 2008, the Company adopted the provisions of SFAS 157 for financial instruments. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed as either a Level 1, 2 or 3 fair value instrument. Different from Levels 1 and 2, Level 3 instruments are valued using unobservable inputs that are not corroborated by market data. At April 30, 2009, we had Level 3 assets of $11.6 million which include both auction rate securities and an auction rate securities rights agreement (the “Put Agreement”). Of this amount, fair value changes in assets totaling $7.5 million would be recorded through earnings and changes in the remainder would be recorded through other comprehensive income. Some of the unobservable inputs into the discounted cash flow models from which we base our Level 3 valuations include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. Changes to the inputs used as of April 30, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

RESULTS OF OPERATIONS
Revenues

The following table presents revenues by category (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

Product sales	$88,152	$87,875	$172,174	$166,484
Contract manufacturing sales	4,259	2,851	7,600	7,123

Total revenues	$92,411	$90,726	$179,774	$173,607

Product sales increased $300,000 or 0.3% in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 and increased $5.7 million or 3.4% in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008. Product sales were comprised of the following (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

Infant formula market	$77,383	$78,390	$151,974	$148,668
Food and beverage market	2,979	3,172	5,597	5,267
Pregnancy and nursing, nutritional supplements and animal feeds	6,801	5,113	12,465	10,405
Non-nutritional products	989	1,200	2,138	2,144

Total product sales	$88,152	$87,875	$172,174	$166,484

Sales into the pregnancy and nursing, nutritional supplement and animal feed markets increased in both the three and six months ended April 30, 2009 due to a continued expansion of Martek’s customer base in these markets. Sales to the infant formula market during the six months ended April 30, 2009 increased as compared to the six months ended April 30, 2008 due primarily to growth in international infant formula markets. Launches of new products and increased market penetration of existing products containing life’sDHA™ also resulted in higher sales to the food and beverage market in the six months ended April 30, 2009 compared to the same period of the prior fiscal year. Revenue declines during the three months ended April 30, 2009 in both the infant formula and food and beverage markets were caused by normal fluctuations between years in the timing of our customers’ production campaigns and related product ordering patterns.
Approximately 80% of our product sales in the three and six months ended April 30, 2009 was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 55% of our sales to infant formula licensees for the three and six months ended April 30, 2009 and 2008 relate to sales in the U.S. As of April 30, 2009, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.
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
Contract manufacturing sales revenues, totaling approximately $4.3 million and $7.6 million in the three and six months ended April 30, 2009, respectively, and $2.9 million and $7.1 million in the three and six months ended April 30, 2008, respectively, relate mainly to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The increase in contract manufacturing revenues in the three and six months ended April 30, 2009 as compared to the three and six months ended April 30, 2008 was primarily due to a change in the timing of orders from one existing customer. While we expect to continue reducing the scope of our contract manufacturing activities, we will, at times, provide such services to both existing and new customers if reasonable profit margins are expected and there is no impact to our higher margin nutritional oils business.
As a result of the above, total revenues increased $1.7 million or 1.9% in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 and increased $6.2 million or 3.6% in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008.

Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

Cost of product sales	$49,299	$50,579	$96,208	$95,676
Cost of contract manufacturing sales	4,017	2,764	7,426	6,452

Total cost of revenues	$53,316	$53,343	$103,634	$102,128

Cost of product sales as a percentage of product sales improved to 56% in the three months ended April 30, 2009 from 58% in the three months ended April 30, 2008 and improved to 56% in the six months ended April 30, 2009 from 57% in the six months ended April 30, 2008. The decrease in the comparative three and six months was due primarily to ARA cost reductions and increased production capacity utilization.
Cost of contract manufacturing sales, totaling $4.0 million and $7.4 million in the three and six months ended April 30, 2009, respectively, and $2.8 million and $6.5 million in the three and six months ended April 30, 2008, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume.
See “Management Outlook” for discussion of expected overall profit margins for the remainder of fiscal 2009.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2009	2008	2009	2008

Research and development	$7,157	$6,819	$13,906	$12,800
Selling, general and administrative	12,875	14,234	25,972	27,215
Amortization of intangible assets	1,595	1,877	3,376	3,556
Other operating expenses	569	96	722	249

Total operating expenses	$22,196	$23,026	$43,976	$43,820

Research and Development Our research and development costs increased $300,000 or 5% in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 and increased $1.1 million or 9% in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008. The increases in the comparable three and six months are primarily due to development work focusing on offerings for new markets and broadening the array of foods and beverages in which the Company’s life’sDHA™ can be incorporated. We expect to continue to experience quarter-to-quarter fluctuations in research and development expenses primarily due to the timing of outside services, including third-party clinical trial services.
Selling, General and Administrative Our selling, general and administrative costs decreased $1.4 million or 10% in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 and decreased $1.2 million or 5% in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008. The decreases in the comparable three and six months are due to continued close management of spending levels, which have led to reductions in areas such as personnel, travel and marketing costs.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $1.6 million and $3.4 million in the three and six months ended April 30, 2009, respectively, and $1.9 million and $3.6 million in the three and six months ended April 30, 2008, respectively. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further discussion of certain patent matters.
Other Operating Expenses We incurred other operating expenses of $600,000 and $700,000 in the three and six months ended April 30, 2009, respectively, and $100,000 and $200,000 in the three and six months ended April 30, 2008, respectively. These costs in fiscal 2009 and 2008 primarily include contract manufacturing and third-party production trials.

Interest and Other Income, Net
Interest and other income, net, decreased $200,000 in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 and decreased $300,000 in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008, due primarily to the other-than- temporary impairment of certain long-term securities and lower interest earned on cash balances. See Note 3 to the consolidated financial statements for further discussion.
Interest Expense
Interest expense decreased $55,000 in the three months ended April 30, 2009 as compared to the three months ended April 30, 2008 and decreased $100,000 in the six months ended April 30, 2009 as compared to the six months ended April 30, 2008, as certain notes payable were repaid in full during fiscal 2008. Since October 31, 2007, there have been no amounts outstanding under our revolving credit facility.
Income Tax Provision
The provision for income taxes reflected an effective tax rate of 35.5% and 36.6% in the three and six months ended April 30, 2009, respectively, and 37.3% and 36.6% in the three and six months ended April 30, 2008, respectively. The decrease in the three months ended April 30, 2009 compared to the three months ended April 30, 2008 was due to the recognition of the tax benefits associated with certain prior year tax credits. The increase in the six months ended April 30, 2009 compared to the six months ended April 30, 2008 was caused by higher state income taxes.
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
Net Income
As a result of the foregoing, net income was $11.0 million in the three months ended April 30, 2009 as compared to net income of $9.2 million in the three months ended April 30, 2008, and net income was $20.6 million in the six months ended April 30, 2009 as compared to net income of $17.9 million in the six months ended April 30, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107” and “APB 28-1”), each of which will be effective for us for interim and annual periods beginning with the third quarter of fiscal 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the effect that the adoption of these Staff Positions will have on our consolidated financial position, results of operations and cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Since fiscal 2006, we have financed our operations primarily from the following sources:
•	cash generated from operations;
•	cash received from the exercise of stock options; and
•	debt financing.

At April 30, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $117.9 million as well as the $135 million available under our revolving credit facility. Cash and cash equivalents increased $15.4 million since October 31, 2008. During the six months ended April 30, 2009, we generated $25.6 million of cash from operating activities due primarily to earnings in the period. Capital expenditures during the six months ended April 30, 2009 were $5.3 million. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects.
At April 30, 2009, our long-term investments had a fair value of $11.6 million and consisted primarily of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek’s continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. To this end, in November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.5 million and a fair value at April 30, 2009 of approximately $5.6 million. The Put Agreement, which is deemed a discrete long-term investment, has a recorded fair value of approximately $1.8 million. We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs. Changes to the inputs used as of April 30, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. There were no amounts outstanding under the revolving credit facility during the six months ended April 30, 2009. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the six months ended April 30, 2009. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of April 30, 2009, we were in compliance with all of these debt covenants.
We believe that the revolving credit facility, when combined with our cash and cash equivalents of $117.9 million on-hand at April 30, 2009, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. Nonetheless, we may require additional capital to fund, among other things, our research and development, product testing and marketing activities. The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
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
A portion of the ARA we buy from DSM is denominated in Euros, which exposes us to risks related to changes in exchange rates between the U.S. dollar and the euro. We expect that for fiscal 2009, approximately 25% of our ARA received from DSM will be subject to currency risk. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At April 30, 2009, we had unrealized losses on such hedge instruments totaling approximately $700,000, net of income taxes. To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at April 30, 2009, there was no variable-rate debt outstanding.
We have long-term investments at April 30, 2009 with a fair value of $11.6 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the ARS, during fiscal 2008 and fiscal 2009, we recorded unrealized losses on these securities totaling approximately $3.3 million ($2.1 million, net of income tax benefit), reflecting the decline in the estimated fair value of these securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional write-downs. In November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.5 million and a fair value at April 30, 2009 of approximately $5.6 million. The Put Agreement, which is deemed a discrete long-term investment, has a recorded fair value of $1.8 million. The benefits of the Put Agreement are subject to the continued expected performance by the financial institution of its obligations under the agreement. We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs. Changes to the inputs used as of April 30, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.
Item 4. Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.
b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended April 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding reportable legal proceedings is contained in the Legal Proceedings section of our Annual Report on Form 10-K for the year ended October 31, 2008 and in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”), including our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009. The following is provided to supplement and update the description of reportable legal proceedings contained in those reports:
Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils. At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO. Martek filed its answer to Aventis’ grounds for appeal in July 2006. The appeal hearing was scheduled for March 2009. Martek submitted new evidence that the appeal was inadmissible because Aventis was not the proper party. Because the Appeal Board found that there are questions relating to the admissibility of Aventis’ appeal, it postponed the hearing and directed the parties to submit additional briefs on this issue. The filing and consideration of these briefs will delay the appeal hearing for about six to 12 months. Martek’s patent will remain in full force and effect during the pendency of these proceedings. Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has or expects to have an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011. An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.
In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill filed oppositions against this divisional ARA patent. N.V. Nutricia has withdrawn from the opposition. The Opposition Division hearing has been scheduled for June 2009. In the event of an adverse decision, Martek will likely appeal. The patent will remain in full force and effect during the pendency of any appeal.
Prior to our purchase of OmegaTech, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims. In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing. Martek and Aventis have appealed. The patent will remain in full force and effect during the appeal process. This appeal suffers from the same admissibility problems that Aventis has with the appeal of the DHA patent discussed above.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit. Lonza Ltd. was added to the lawsuit. In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed. In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents. The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281. Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid. Martek’s request to the judge to reconsider his ruling on the third patent was denied. Martek and the defendants have appealed aspects of the judge’s final decision. The appeal hearing before the U.S. Court of Appeals for the Federal Circuit was held in April 2009. A decision is expected to be rendered in three to 12 months. The two patents where the infringement was upheld, U.S. Patent Nos. 5,340,594 and 6,410,281, are scheduled to expire in July 2009 and August 2011, respectively.

We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of our European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. As discussed above, this EPO Appeal Board hearing was scheduled for March 2009 and has been postponed. In December 2008 Martek requested that the court expand the appeal to include Lonza’s production of DHA in Germany, based on evidence discovered in October 2008.
Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia. The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula. Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek. An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent. Suntory has appealed, during which time the patent will remain in full force and effect. A hearing on the other European patent is scheduled for December 2009 and a hearing on the Australian patent is expected in 2009.
Third parties have filed Requests for Reexamination (“Requests”) of eleven of Martek’s U.S. patents. Eight of these Requests were filed by Lonza with respect to eight of Martek’s DHA patents which are not relevant to Martek’s infant formula business. Three of these patents have now expired and another is likely to expire before the initial Reexamination process is complete. Additionally, an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all eleven of the Requests to initiate a Reexamination process. As a result of these Reexaminations, the claims of the subject patents may be upheld in their current form, narrowed, abandoned, or revoked, or the term of a patent may be shortened. Not all of the claims of the patents are subject to Reexamination. With respect to the ARA patent, which is scheduled to expire in 2014, we have received an initial adverse office action from the patent examiner, which is standard if a Request is granted, to which we have responded. We anticipate further proceedings with the patent examiner and if unfavorable decisions are received, we plan to appeal. We have also now received second adverse office actions for six of the eight non-infant formula DHA patent reexaminations. The ARA patent as well as those DHA patents that have not expired will remain in full force and effect during the appeal process. Additionally, we have received second adverse office actions from the patent examiner for the two blended oils patents which are scheduled to expire in 2011. If we are unable to overcome these office actions, we plan to appeal within the U.S Patent and Trademark Office, and in the event of a negative outcome, we will have an opportunity to further appeal to the federal courts. These patents will remain in full force and effect during the appeal process, which is likely to extend beyond the 2011 term of these patents. However, if the appeals are not successful or are not pursued, some claims of these patents could be revoked or the patents, including the ARA patent with the 2014 expiration date, could have their terms shortened from their original expiration dates.

Item 1A. Risk Factors.
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks set forth in Item 1A of Part I of our Annual Report on Form 10-K for the year ended October 31, 2008, “Risk Factors,” Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, “Risk Factors,” and all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC”). If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.
The following risk factors are provided to supplement and update the risk factors contained in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009 and other reports we have filed with the SEC:
If we are unable to obtain or maintain patent protection or if our patents do not provide protection or we are unable to obtain comparable protection after patent expiration against competitive products, our results of operations may be adversely affected.
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
There can be no assurance that (i) any patent applications filed by, assigned to or licensed to us will be granted; (ii) we will develop additional products that are patentable; (iii) any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions; (iv) any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; (v) issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable; or (vi) we will be successful in securing arrangements with our customers after patent expirations that will provide economic protection similar to patents. Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European, United States and Asian patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our products might infringe the patent rights of others, whether existing now or in the future. Similarly, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome in infringement actions by Martek against third parties could reduce or eliminate any competitive advantage provided by the affected Martek patent rights. An adverse outcome in infringement actions by third parties against Martek could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties and/or require us to cease selling the affected products.
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
There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further information.
If any of these challenges or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful and we are unable to secure customer arrangements upon patent revocation or expiration that would ensure continuity of our customers’ purchases from us or obtain comparable protection after patent expiration through other patents, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products due to our competitors’ ability to produce similar products, both of which could cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages, license disputed rights from third parties and/or cease selling the affected products. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of April 30, 2009, the net book value of our patent assets totaled $15.8 million, which includes approximately $5.2 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a weighted average remaining period of approximately four years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.

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
We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage, pregnancy and nursing, nutritional supplement and animal feed markets. To this end, we have signed license and supply agreements with several consumer products companies. Our success in penetrating this market, however, is dependent upon these customers introducing products that contain our nutritional oils into the marketplace and is further dependent upon the end consumer purchasing such products. Although some of our customers have launched products containing our oils, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our oils. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions. To date, our non-infant formula customers have launched approximately 175 products containing our oils. Of the products launched, some have failed, but most remain on the market, of which most are believed to be meeting customer expectations. Despite this fact, industry averages, particularly food and beverage, would continue to suggest that many of these products will not ultimately be successful in the marketplace. As such, the introduction of a product by our customers does not guarantee that the product will remain on the market. If our non-infant formula customers do not introduce products containing our nutritional oils on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage, pregnancy and nursing, nutritional supplement and animal feed markets would be limited.
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
In this regard, Martek’s Memory Improvement With Docosahexaenoic Acid Study (MIDAS) clinical trial studying the effects of life’sDHA™ supplementation in improving cognitive functions (i.e. — working memory, memory retention and attention) in healthy subjects with age-related cognitive decline has concluded. Results of this study will be the subject of an oral presentation at the International Conference on Alzheimer’s Disease to be held July 11 — 16, 2009 in Vienna, Austria. In addition, it is Martek’s understanding that the National Institutes of Aging at the National Institutes of Health (NIH) has nearly completed its study on the effects of Martek’s DHA in slowing the progression of Alzheimer’s disease. If these studies do not show positive results, or if the results are not well-received, our future growth in non-infant formula areas could be negatively affected.
If we are unable to gain broad regulatory approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
To date, our DHA-S oil has received regulatory approval or is accepted for inclusion in foods and beverages, with certain country-specific limitations, in Argentina, Australia, Canada, Chile, China, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, the Philippines, the European Community, Singapore, South Africa, Taiwan and the United States. With respect to approvals in Europe and Israel, the use of our DHA-S is authorized as an ingredient in certain foods such as certain dairy products, including cheese and yogurt (but not milk-based drinks), spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes. We have been working to extend approval in Europe into additional food categories but thus far, we have been unsuccessful. We will continue efforts to extend food categories to which DHA-S oil can be added in Europe, but our ability to succeed in this regard is uncertain. In other parts of the world, laws and regulations with respect to the addition of our oils into foods and beverages are diverse and our ability to gain the necessary regulatory approvals is unclear. If we are unable to gain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
If we or our customers fail to secure authorized nutrition and health claims within the European Union, future revenues from sales within the European Union could be adversely affected.
In December 2006, the European Parliament and Council issued regulation EC No 1924/2006 on “nutrition and health claims made on foods”. Implementation of this regulation is currently scheduled for January 2010, although the review of claim applications under the regulation is currently underway. Until the scheduled implementation date of January 2010, claims that have been in use in Member States prior to January 2006 may continue to be used. After the implementation date, only claims listed in the regulation and those that have received European Union authorization shall be permitted on foods and dietary supplements within the EU. Our failure, and that of our customers, to secure authorized claims for our DHA and ARA could adversely impact future market penetration of products containing our DHA and ARA in the EU. Martek’s efforts to secure such claims have been unsuccessful to date. In addition, market penetration could be limited for a period of 5 years if claim approvals are given proprietary status for a particular customer’s or competitor’s product.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Martek’s Annual Meeting of Stockholders was held on March 19, 2009. Following are descriptions of the matters voted on and the results of such voting:
Proposal 1: Election of Directors:
The following members were elected to Martek’s Board of Directors to hold office for the term expiring at the 2010 Annual Meeting of Stockholders or until their successors are elected and qualified:

	Votes For	Votes Against	Abstain

Harry J. D’Andrea	30,474,990	247,378	117,785
James R. Beery	28,646,274	2,081,321	112,558
Michael G. Devine	30,464,821	249,659	125,673
Steve Dubin	30,135,122	591,404	113,627
Robert J. Flanagan	30,550,611	172,829	116,713
Polly B. Kawalek	30,621,173	106,924	112,056
Jerome C. Keller	30,008,545	714,874	116,734
Douglas J. MacMaster, Jr.	30,067,821	659,060	113,272
Robert H. Mayer	30,604,719	106,612	128,822
Eugene H. Rotberg	30,042,035	681,781	116,337
Proposal 2: Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2009 :
The proposal was approved by the following vote:

Votes For	Votes Against	Abstain

30,151,407	643,603	45,143
Item 5. Other Information.
None.
Item 6. Exhibits.

10.01	Form of Indemnification Agreement for directors and officers.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)
Date: June 9, 2009	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits No.	Description
10.01	Form of Indemnification Agreement for directors and officers.*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.