Form 10-Q
period 2009-07-31
MARTEK BIOSCIENCES CORP
filed 2009-09-09
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock outstanding as of September 1, 2009 was 33,239,299.

MARTEK BIOSCIENCES CORPORATION
FORM 10-Q
For The Quarterly Period Ended July 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
In thousands, except share and per share data	2009	2008
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$129,345	$102,495
Short-term investments	7,383	—
Accounts receivable, net	37,318	40,438
Inventories, net	125,339	99,553
Deferred tax asset	20,936	24,821
Other current assets	3,029	4,866

Total current assets	323,350	272,173

Property, plant and equipment, net	255,651	265,900
Deferred tax asset	—	13,535
Long-term investments	4,197	11,336
Goodwill	51,592	51,592
Other intangible assets, net	32,251	30,997
Other assets, net	11,267	448

Total assets	$678,308	$645,981

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$23,589	$17,105
Accrued liabilities	20,064	28,819
Current portion of notes payable and other long-term obligations	422	374
Current portion of deferred revenue	1,481	1,044

Total current liabilities	45,556	47,342

Notes payable and other long-term obligations	493	793
Long-term portion of deferred revenue	8,562	9,263
Deferred tax liability	59	—

Total liabilities	54,670	57,398

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,239,299 and 33,147,360 shares issued and outstanding, respectively	3,324	3,315
Additional paid-in capital	556,212	553,871
Accumulated other comprehensive loss	(831)	(3,985)
Retained earnings	64,933	35,382

Total stockholders’ equity	623,638	588,583

Total liabilities and stockholders’ equity	$678,308	$645,981

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
Unaudited — In thousands, except per share data	2009	2008	2009	2008

Revenues:
Product sales	$75,044	$83,481	$247,218	$249,965
Contract manufacturing sales	2,790	4,922	10,390	12,045

Total revenues	77,834	88,403	257,608	262,010

Cost of revenues:
Cost of product sales	41,129	47,334	137,337	143,010
Cost of contract manufacturing sales	2,675	4,374	10,101	10,826

Total cost of revenues	43,804	51,708	147,438	153,836

Gross margin	34,030	36,695	110,170	108,174

Operating expenses:
Research and development	6,604	6,278	20,510	19,078
Selling, general and administrative	11,439	13,554	37,411	40,769
Amortization of intangible assets	1,534	1,919	4,910	5,475
Other operating expenses	234	341	956	590

Total operating expenses	19,811	22,092	63,787	65,912

Income from operations	14,219	14,603	46,383	42,262

Interest and other income, net	175	447	710	1,278
Interest expense	(94)	(110)	(283)	(415)

Income before income tax provision	14,300	14,940	46,810	43,125
Income tax provision	5,372	5,608	17,259	15,922

Net income	$8,928	$9,332	$29,551	$27,203

Net income per share
Basic	$0.27	$0.28	$0.89	$0.83

Diluted	$0.27	$0.28	$0.89	$0.82

Weighted average common shares outstanding
Basic	33,234	33,016	33,191	32,892
Diluted	33,346	33,408	33,346	33,235
See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
Unaudited — In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance at October 31, 2008	33,147,360	$3,315	$553,871	$(3,985)	$35,382	$588,583

Issuance of common stock under employee stock plans	91,939	9	225	—	—	234
Shares withheld for tax payments upon vesting of restricted stock units	—	—	(536)	—	—	(536)
Equity-based compensation	—	—	3,011	—	—	3,011
Tax impact of exercise of non-qualified stock options and vesting of restricted stock units, net	—	—	(359)	—	—	(359)
Net income	—	—	—	—	29,551	29,551
Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $383	—	—	—	646	—	646
Unrealized loss on available-for-sale securities, net of tax of $(230)	—	—	—	(388)	—	(388)
Realized loss on exchange rate forward contracts, net of tax of $986	—	—	—	1,678	—	1,678
Unrealized gain on exchange rate forward contracts, net of tax of $744	—	—	—	1,218	—	1,218

Comprehensive income						32,705

Balance at July 31, 2009	33,239,299	$3,324	$556,212	$(831)	$64,933	$623,638

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
Unaudited — In thousands	2009	2008

Operating activities

Net income	$29,551	$27,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,275	21,502
Deferred tax provision	16,329	15,127
Equity-based compensation expense	2,959	2,464
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	(1,221)
Loss on asset disposals and long-term investments, net	382	487
Changes in operating assets and liabilities:
Accounts receivable	3,119	(8,422)
Inventories	(25,734)	(3,701)
Other assets	(3,774)	3,012
Accounts payable	1,280	(2,219)
Accrued liabilities	(4,957)	6,683
Deferred revenue and other liabilities	(428)	1,024

Net cash provided by operating activities	40,002	61,939

Investing activities

Purchases of investments, marketable securities and long-term investments	—	(16,925)
Sales and maturities of investments, marketable securities and long-term investments	100	6,075
Expenditures for property, plant and equipment	(6,733)	(5,587)
Capitalization of intangible assets	(6,129)	(3,208)

Net cash used in investing activities	(12,762)	(19,645)

Financing activities

Repayments of notes payable and other long-term obligations	(88)	(8,888)
Issuance of common stock under employee stock plans	234	6,631
Tax payments from shares withheld upon vesting of restricted stock units	(536)	(609)
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	1,221

Net cash used in financing activities	(390)	(1,645)

Net increase in cash and cash equivalents	26,850	40,649
Cash and cash equivalents, beginning of period	102,495	16,973

Cash and cash equivalents, end of period	$129,345	$57,622

Supplemental cash flow disclosures:
Interest paid	$150	$413
Income taxes paid	$976	$795
Issuance of shares related to OmegaTech contingent purchase price	$—	$10,164
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 31, 2009. The accompanying unaudited financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the 2008 Form 10-K. Management has evaluated subsequent events through September 9, 2009, which is the date the Company’s financial statements were issued. No material subsequent events have occurred during the period July 31, 2009 to September 9, 2009 that would require recognition or additional disclosure in these financial statements.
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
Segment Information The Company currently operates in one material business segment, the development and commercialization of novel products from microalgae, fungi and other microbes. The Company is managed and operated as one business. The entire business is comprehensively managed by a single management team that reports to the Chief Executive Officer. The Company does not operate any material separate lines of business or separate business entities with respect to its products or product candidates. Accordingly, the Company does not have separately reportable segments.
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
Royalty income is recorded when earned, based on information provided by the Company’s licensees. Royalty income was approximately $300,000 and $900,000 in the three and nine months ended July 31, 2009, respectively, and $300,000 and $1.8 million in the three and nine months ended July 31, 2008, respectively, and is included in product sales revenue in the consolidated statements of income.
Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.
Shipping Income and Costs Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues. Shipping and handling costs were approximately $600,000 and $1.7 million in the three and nine months ended July 31, 2009, respectively, and $700,000 and $1.8 million in the three and nine months ended July 31, 2008, respectively.
Income Taxes Income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. The interim period provision or benefit for income taxes is based upon the Company’s estimate of its annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes and the ability of the Company to use tax credits and net operating loss carryforwards.

The Company recognizes the benefits of tax positions in the financial statements if such positions are “more likely than not” to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. The Company also recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years. It is reasonably possible that there will be a significant change to certain unrecognized tax benefits related to state income taxes within the next 12 months. The Company estimates that if resolution with the applicable state taxing authority occurs, it will result in a change to unrecognized tax benefits that could range from zero to a reduction of $700,000. It is reasonably possible that a substantial portion of such change would reduce the Company’s effective tax rate.
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
The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM. The Company does not use derivative financial instruments for speculative purposes. These forward contracts are highly effective cash flow hedges and qualify for hedge accounting. Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until the related product is sold. As of July 31, 2009, outstanding forward contracts had notional values aggregating approximately 3.6 million Euros (equivalent to $5.2 million at July 31, 2009), which mature by November 2009. Amounts recorded due to hedge ineffectiveness have not been material.
Advertising Advertising costs are expensed as incurred. Advertising costs, including print, television and internet-based advertising, were approximately $400,000 and $1.3 million in the three and nine months ended July 31, 2009, respectively, and $800,000 and $2.0 million in the three and nine months ended July 31, 2008, respectively.
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
Investments and Marketable Securities The Company has classified investments and marketable securities at July 31, 2009 as either trading or available-for-sale and at October 31, 2008 as available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.
The Company periodically evaluates whether any declines in the fair value of its available-for-sale investments are other than temporary. This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; the intent of the Company to sell the impaired security; and whether the Company will be required to sell the security prior to the anticipated recovery in market value. Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company does not intend to sell the investment prior to a period of time sufficient to allow a market recovery, are assumed to be temporary. If management determines that an other-than-temporary impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment and if such impairment results from credit-related matters, the Company will recognize a charge in the consolidated statements of income equal to the amount of the carrying value reduction. Other-than-temporary impairment write-downs resulting from non-credit-related matters are recognized in other comprehensive income.
The fair value option for financial assets and liabilities permits an entity to elect to measure eligible items at fair value (“fair value option”) including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made. Changes in fair value for the selected instruments are recorded in earnings. The Company has elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”), which is recorded within short-term investments at July 31, 2009. The Put Agreement is the only instrument of its nature/ type held by the Company and for which the Company has elected the fair value option. See Note 3 for further discussion.
The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.
Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments and marketable securities, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at July 31, 2009 and October 31, 2008. See Note 4 for further discussion of the Company’s fair value measurements.
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

Goodwill and Other Intangible Assets Goodwill is tested for impairment on an annual basis and between annual tests when indicators of potential impairment are identified, using a fair value-based approach. The Company’s annual impairment test date is August 1 of each fiscal year. The Company has one reporting unit and determines fair value of the reporting unit using the market and income approach. Furthermore, purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company’s intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally ten to seventeen years.
Recently Issued Accounting Pronouncements In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107” and “APB 28-1”), each of which was effective for the Company beginning with the third quarter of fiscal 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these Staff Positions did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
2. DSM SUPPLY AND LICENSE AGREEMENT
In July 2009, the Company entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023, amended, consolidated, and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Among other things, the Restated Agreement established ARA pricing to Martek for calendar years 2009 through 2014 with the potential for only limited changes and provides that ARA pricing subsequent to calendar 2014 will be negotiated in the future by the parties. For the establishment of the 2009 through 2014 ARA pricing, Martek paid DSM approximately $10.5 million. Such payment was initially recorded within Other Assets in the accompanying consolidated balance sheet and is being amortized through cost of goods sold through 2014. The Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2009, 2010 and 2011. As of July 31, 2009, the value of the remaining calendar year 2009 and full calendar years 2010 and 2011 minimum purchase requirements are approximately $32.2 million, $97.3 million and $90.5 million, respectively. These minimum purchase quantities approximate the amounts expected to be purchased by Martek in the normal course of business.
Under certain circumstances, either Martek or DSM may terminate the Restated Agreement after 2012. Upon early termination by Martek, Martek would be required to make a payment to DSM with the value of such payment decreasing over the remaining term of the Restated Agreement and being dependent upon DSM’s physical infrastructure at the early termination date. A termination payment by Martek as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million.
3. INVESTMENTS
At July 31, 2009 and October 31, 2008, the Company had investments consisting of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.
While Martek continues to receive interest payments on these investments involved in failed auctions, the Company believes that the estimated fair value of these ARS no longer approximates par value. Such fair value was estimated by the Company and considers, among other items, the creditworthiness of the issuer, the collateralization underlying the securities and the timing of expected future cash flows. Based upon these fair value estimates, as of July 31, 2009, Martek has recorded temporary impairments of $1.4 million and unrealized losses of $1.8 million on such ARS whose original cost basis totals $13.0 million (see below for discussion of the accounting for such impairments).

As of October 31, 2008, all ARS were classified as “available-for-sale” and all declines in value were recognized in other comprehensive income. In November 2008, the Company executed a Put Agreement with a financial institution which provides Martek the ability to sell certain of its ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. The Company’s ARS holdings to which this relates have a cost basis of approximately $7.4 million and a fair value at July 31, 2009 of approximately $5.7 million. Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity. Therefore, the Company has classified such investments as “trading” and has recognized approximately $1.8 million as an unrealized loss during the nine months ended July 31, 2009. This $1.8 million unrealized loss, which was recorded in other income in the accompanying consolidated statements of income, includes approximately $1.0 million of unrealized losses reclassified from other comprehensive income and approximately $800,000 of net unrealized fair value declines occurring after such reclassification, which includes $77,000 of unrealized gains recognized during the three months ended July 31, 2009. Due to the classification as “trading”, future changes in fair value to these ARS will be recorded in earnings. Furthermore, due to the Company’s intent to sell its ARS covered by the Put Agreement to the financial institution on June 30, 2010, the fair value of such ARS along with the fair value of the Put Agreement noted below have been classified as short-term investments in the accompanying consolidated balance sheet as of July 31, 2009.
During the nine months ended July 31, 2009, the Company recorded the Put Agreement at its fair value of approximately $1.7 million and recognized a net gain equal to this amount, which includes $97,000 of fair value declines recognized during the three months ended July 31, 2009, in other income within the accompanying consolidated statements of income. The Company elected to adopt the fair value option for the Put Agreement so that future changes in the fair value of this asset will largely offset the fair value movements of the related ARS. The Company believes that the accounting for the Put Agreement will then match its purpose as an economic hedge to the changes in the fair value of the related ARS. The ability of the Put Agreement to act as an economic hedge is subject to the continued expected performance by the financial institution of its obligations under the agreement. The fair value of the Put Agreement considers, among other things, the creditworthiness of the issuer and the liquidity of the financial instrument.
As of July 31, 2009, the Company’s ARS holdings not covered by the Put Agreement have a cost basis of approximately $5.6 million and a fair value of approximately $4.2 million. The total decline in fair value of $1.4 million includes approximately $600,000 which was recorded as a net reduction to other comprehensive income during the nine months ended July 31, 2009, of which $52,000 was recorded as an increase to other comprehensive income during the three months ended July 31, 2009. The Company believes that the unrealized losses on these ARS are temporary. In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities, the intent of the Company to sell the impaired security, and whether the Company will be required to sell the security prior to the anticipated recovery in market value. The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings. Due to the Company’s belief that the market for the ARS not covered by the Put Agreement may take in excess of twelve months to fully recover, the fair value of such ARS has been classified as long-term investments in the accompanying consolidated balance sheet as of July 31, 2009.
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

As of July 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These financial assets were as follows (in thousands):

	As of July 31, 2009
	Level 1	Level 2	Level 3	Balance

Available-for-sale securities (1)	$—	$—	$4,197	$4,197
Trading securities (2)	—	—	5,673	5,673
Put Agreement(2)	—	—	1,710	1,710
Investments in money market funds (3)	98,839	—	—	98,839
Exchange rate forward contracts (4)	—	49	—	49

Total	$98,839	$49	$11,580	$110,468

(1)	Included in long-term investments in the accompanying consolidated balance sheets.

(2)	Included in short-term investments in the accompanying consolidated balance sheets.

(3)	Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(4)	Included in other current assets in the accompanying consolidated balance sheets.
The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended July 31, 2009 (in thousands):

	Auction Rate
	Securities	Put Agreement	Total

Balance on April 30, 2009	$9,808	$1,807	$11,615

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	110	(97)	13
Included in other comprehensive income	52	—	52
Purchases, sales, issuances and settlements, net	(100)	—	(100)

Balance on July 31, 2009	$9,870	$1,710	$11,580

(1)	See Note 3 for discussion of Auction Rate Securities and related Put Agreement.
The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended July 31, 2009 (in thousands):

	Auction Rate
	Securities	Put Agreement	Total

Balance on November 1, 2008	$11,336	$—	$11,336

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	(1,777)	1,710	(67)
Included in other comprehensive income	411	—	411
Purchases, sales, issuances and settlements, net	(100)	—	(100)

Balance on July 31, 2009	$9,870	$1,710	$11,580

(1)	See Note 3 for discussion of Auction Rate Securities and related Put Agreement.

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
5. INVENTORIES
Inventories consist of the following (in thousands):

	July 31,	October 31,
	2009	2008

Finished goods	$54,128	$45,871
Work in process	67,445	49,042
Raw materials	3,766	4,640

Inventories, net	$125,339	$99,553

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors. Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in thousands):

	July 31,	October 31,
	2009	2008

Land	$2,320	$2,320
Building and improvements	66,519	64,731
Machinery and equipment	264,967	262,831
Furniture and fixtures	3,087	2,963
Computer hardware and software	17,191	16,119

	354,084	348,964
Less: accumulated depreciation and amortization	(107,943)	(91,268)

	246,141	257,696
Construction in progress	9,510	8,204

Property, plant and equipment, net	$255,651	$265,900

Assets available for commercial use that were not in productive service had a net book value of $34.8 million and $38.2 million at July 31, 2009 and October 31, 2008, respectively. Depreciation as well as certain other fixed costs related to such idle assets is recorded as cost of product sales in the accompanying consolidated statements of income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and related accumulated amortization consist of the following (in thousands):

	July 31, 2009			October 31, 2008
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,189	$(970)	$1,219	$2,153	$(850)	$1,303
Patents	26,883	(10,511)	16,372	22,533	(7,795)	14,738
Core technology	1,708	(769)	939	1,708	(683)	1,025
Current products	10,676	(5,185)	5,491	10,676	(4,652)	6,024
Licenses	12,176	(3,946)	8,230	11,968	(4,061)	7,907

	53,632	(21,381)	32,251	49,038	(18,041)	30,997

Goodwill	51,592	—	51,592	51,592	—	51,592

	$105,224	$(21,381)	$83,843	$100,630	$(18,041)	$82,589

Core technology and current products relate to the value assigned to the products purchased as part of the OmegaTech acquisition in fiscal 2002. All amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income. Included in amortization of intangible assets is approximately $1.3 million and $4.3 million in the three and nine months ended July 31, 2009, respectively, and approximately $1.8 million and $5.1 million in the three and nine months ended July 31, 2008, respectively, related to assets supporting the Company’s commercial products. Included in amortization of intangible assets is approximately $200,000 and $600,000 in the three and nine months ended July 31, 2009, respectively, and approximately $200,000 and $400,000 in the three and nine months ended July 31, 2008, respectively, related to assets supporting the Company’s research and development initiatives.
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
Based on the current amount of intangible assets subject to amortization, the estimated total amortization expense for each year in fiscal 2009 through fiscal 2013 will be approximately $6.2 million, $5.3 million, $4.6 million, $3.5 million and $3.3 million, respectively. As of July 31, 2009, the weighted average remaining useful lives of the Company’s trademarks, patents, core technology, current products and licenses are 8 years, 8 years, 8 years, 8 years and 10 years, respectively.
8. NOTES PAYABLE AND LONG-TERM DEBT
The Company has a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of the Company’s subsidiaries and expires in September 2010. There were no amounts outstanding under the credit facility in the nine months ended July 31, 2009. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the nine months ended July 31, 2009 and 2008. The commitment fee rate is based on LIBOR and the Company’s current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. As of July 31, 2009, the Company was in compliance with all of these debt covenants.
The carrying amounts of notes payable at July 31, 2009 and October 31, 2008 approximate their fair values based on instruments of similar terms available to the Company.
9. COMMITMENTS AND CONTINGENCIES
Scientific Research Collaborations The Company has entered into various collaborative research and license agreements for its algal technology. Under these agreements, the Company is required to fund research or to collaborate on the development of potential products. Certain of these agreements also commit the Company to pay royalties upon the sale of certain products resulting from such collaborations.

In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA. Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones. As of July 31, 2009, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $800,000. Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.
In August 2009, the Company entered into a joint development agreement with a global energy company to work on the production of microbial oils for biofuels applications. Under the terms of the multi-year agreement, the parties will work together to establish proof of concept for large-scale, cost-effective microbial biodiesel production through fermentation. Martek will be performing the biotechnology research and development associated with the initial development activities and will be reimbursed for such efforts through an established fee that is based on the estimated costs to complete the work. All intellectual property developed in connection with this agreement will be owned by the global energy company, with an exclusive license to Martek for application and commercialization in nutrition, cosmetic and pharmaceutical applications. Additionally, each party is entitled to certain payments from technology that is commercialized in the other party’s field. See “Recent Highlights” in Item 2 of Part I of this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.
Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents.  In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit.  In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned.  The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid.  It also found that the defendants willfully infringed one of these patents.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals in April 2009.  On September 3, 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings.  U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants may seek a rehearing with the Court of Appeals on the decision or, with regard to certain of the patents, seek an appeal to the U.S. Supreme Court.   The Company does not expect the results of any potential rehearing, even if unfavorable, to have a material impact on its results of operations.
In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova and Celanese Ventures GmbH. Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit. The complaint alleges infringement of Martek’s European patent relating to DHA-containing oils. A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants. The defendants have appealed, and the appeal is expected to be heard in 2010.
In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of July 31, 2009, the patents being defended had a net book value of approximately $4.8 million, including capitalized legal costs, which will be amortized over a weighted average remaining period of approximately six years.
These lawsuits are further described in Item 1 of Part II of this Form 10-Q, “Legal Proceedings.”
Other The Company is involved in various other legal actions. Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.
10. STOCKHOLDERS’ EQUITY
The Company recognized approximately $1.1 million and $3.0 million in the three and nine months ended July 31, 2009, respectively, and approximately $1.0 million and $2.5 million in the three and nine months ended July 31, 2008, respectively, in compensation cost related to employee stock plans. Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods.
The Company granted 300,352 restricted stock units during the nine months ended July 31, 2009, which generally vest over 62 months from the date of grant. The total fair value of the restricted stock units granted of $7.8 million was based on fair market value on the date of grant.
As of July 31, 2009, there was approximately $13.7 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2014 with a weighted average recognition period of approximately two years.
As of July 31, 2009, there was approximately $100,000 of unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized through fiscal 2011 with a weighted average recognition period of approximately one year.

11. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

Net income	$8,928	$9,332	$29,551	$27,203

Weighted average shares outstanding, basic	33,234	33,016	33,191	32,892
Effect of dilutive potential common shares:
Stock options	76	309	94	268
Restricted stock units	36	83	61	75

Total dilutive potential common shares	112	392	155	343

Weighted average shares outstanding, diluted	33,346	33,408	33,346	33,235

Net income per share, basic	$0.27	$0.28	$0.89	$0.83

Net income per share, diluted	$0.27	$0.28	$0.89	$0.82

Stock options to purchase approximately 2.1 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2009, and stock options to purchase approximately 1.5 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2008, because the effects would have been antidilutive.
12. COMPREHENSIVE INCOME
Comprehensive income and its components for the three and nine months ended July 31, 2009 and 2008 were as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

Net income, as reported	$8,928	$9,332	$29,551	$27,203

Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $—, $—, $383 and $—, respectively	—	—	646	—
Unrealized gain (loss) on available-for-sale securities, net of tax of $19, $(15), $(230) and $(313), respectively	32	(27)	(388)	(553)
Realized loss (gain) on exchange rate forward contracts, net of tax of $66, $5, $986 and $(144), respectively	125	8	1,678	(254)
Unrealized gain on exchange rate forward contracts, net of tax of $372, $41, $744 and $69, respectively	544	74	1,218	125

Comprehensive income	$9,629	$9,387	$32,705	$26,521

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We have entered into agreements with over 35 infant formula companies for the supply of our nutritional oils. These companies collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants & Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children. Our customers include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Laboratories, Wyeth and Danone (formerly Numico), each of whom is selling infant formula supplemented with our nutritional oils. Our customers are now selling infant formula products containing our oils collectively in over 75 countries. Supplemented infant formulas from Mead Johnson Nutritionals, Abbott Laboratories, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain infant formula customers are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to seven years of age and older, and one infant formula customer, Mead Johnson Nutritionals, is selling a product that contains our oils for pregnant and nursing women.
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
For the three and nine months ended July 31, 2009, we generated net income of $8.9 million and $29.6 million, respectively, on revenues of $77.8 million and $257.6 million, respectively.
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

RECENT HIGHLIGHTS
•	Joint Development Agreement with BP - Martek entered into a Joint Development Agreement (JDA) with BP to work on the production of microbial oils for biofuels applications. Under the terms of the multi-year agreement, Martek and BP will work together to establish proof of concept for large-scale, cost effective microbial biodiesel production through fermentation. BP has agreed to contribute up to $10 million to this initial phase of the collaboration with Martek performing the biotechnology research and development associated with these initial development activities. All intellectual property developed under the JDA will be owned by BP, with an exclusive license to Martek for application and commercialization in nutrition, cosmetic and pharmaceutical applications. Additionally, each party is entitled to certain payments from technology that is commercialized in the other party’s field.
•	Multi-Year Sole-Source Infant Formula Supply Agreements - Martek entered into a multi-year sole-source supply agreement with Puleva Food for the use of ARA in infant formulas produced by Puleva and sold in Spain. Puleva is part of the Ebro-Puleva group, Spain’s largest agro-food business. Martek also entered into a multi-year sole-source supply agreement with Milk Powder Solutions under which Martek will serve as Milk Powder Solutions’ exclusive supplier for all of its ARA needs for infant formula products in China and Vietnam under the Gold Cow brand name.
•	Non-Infant Formula Product Launches - Several non-infant formula nutritional products with Martek’s life’sDHA™ were launched by Martek’s customers, including Parent’s Choice™ Pediatric Drink, Walgreens Finest Natural Multi-vitamins and Walgreens Flax + DHA dietary supplement.
•	Approval in European Union of New Food Applications for life’sDHA™ - Martek received approval from the Standing Committee On The Food Chain and Animal Health (SCFCAH) of the European Union for the use of Martek’s life’sDHA™ in bakery products, cereal bars, and beverages, including milk-based and milk analogue drinks, throughout the 27 Member States of the European Union. This expands the current categories approved in 2003 which include breakfast cereals, spreadable fat and dressings, certain dairy products and food supplements.
•	New Scientific Data Published on DHA - The benefits of DHA supplementation were recently discussed in the following publications.
•	A report published in Developmental Neuropsychology (June 2009) evaluated resting heart rate during the first six months of life in healthy, full-term infants. The newborns were either breastfed or given cow’s milk-based or soy-based commercial infant formula containing different levels of DHA and ARA throughout the study period. Results showed that infants fed higher levels of DHA and ARA from either breast milk or infant formula had lower heart rates and higher values for heart rate variability measures compared to infants fed lower levels of DHA and ARA. According to the authors, these results indicate that adequate DHA is important for parasympathetic tone during this important period in development of cardiovascular regulation.
•	A study published in the British Journal of Ophthalmology (March/April 2009) reported findings from a multi-year study of the effects of diet on the progression of age-related macular degeneration. This large clinical trial supplemented over 2,000 people with 5, 6, and 18 times the Recommended Dietary Allowance levels of vitamins C, E and/or zinc and other minerals. In this current report, the investigators quantified the dietary intake of DHA and EPA in the study groups as well. Results showed that consuming a diet rich in DHA slowed the progression of early age-related macular degeneration and that the DHA benefit occurred independently from EPA and the usual study supplements.
MANAGEMENT OUTLOOK
Martek expects total revenues for the fourth quarter of fiscal 2009 to be between $87 million and $92 million with fourth quarter infant formula revenue projected to be between $69 million and $75 million and fourth quarter non-infant formula nutritional revenue projected to be between $9.5 million and $11.5 million. Contract manufacturing and services revenue is projected to be between $6.0 million and $6.5 million in the fourth quarter. The expected revenue increase from prior periods in the contract area is attributable to the additional production by Martek of the starting material used to produce an anti-viral drug for the treatment of influenza and the BP arrangement noted above. Fourth quarter gross margin is expected to be between 43% and 44%. Net income for the fourth quarter is projected to be between $10.4 million and $11.8 million, and diluted earnings per share are projected to be between $0.31 and $0.35.
For the full fiscal year 2009, Martek expects total revenues to be between $345 million and $350 million. Net income for the full fiscal year 2009 is projected to be between $40.0 million and $41.4 million, and diluted earnings per share are projected to be between $1.20 and $1.24, a pre-tax earnings increase of between 10% and 15% over fiscal 2008.
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

Over 90% of our ARA oils are purchased from DSM. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. The balance of our ARA requirements is produced at our Kingstree facility. Under our agreement with DSM, ARA pricing to Martek has been established for calendar years 2009 through 2014 with the potential for only limited changes. ARA pricing subsequent to 2014 will be negotiated in the future by the parties.
We have attempted to reduce the risk inherent in having a single supplier through certain elements of our supply agreement with DSM. In connection with this agreement, we have the ability to produce, either directly or through an approved third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill.
When combining our current DHA and ARA production capabilities in Winchester and Kingstree with DSM’s current ARA production capabilities, we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula, pregnancy and nursing, food and beverage, dietary supplement and animal feed markets. As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs. Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.
The commercial success of our nutritional oils will depend, in part, on our ability to manufacture these oils or have them manufactured at large scale on a routine basis and at a commercially acceptable cost. Our success will also be somewhat dependent on our ability to align our production with customer demand, which is inherently uncertain. There can also be no assurance that we will be able to continue to comply with applicable regulatory requirements, including the Food and Drug Administration’s “good manufacturing practice” (“GMP”) requirements. Under the terms of several of our agreements with infant formula customers, those customers may elect to manufacture these oils themselves. We are currently unaware of any of our customers producing our oils or preparing to produce our oils, and estimate that it would take a licensee a minimum of one year to implement a process for making our oils.
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
Fair Value Measurements As of November 1, 2008, the Company adopted the provisions of SFAS 157 for financial instruments. SFAS 157 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements. The SFAS 157 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed as either a Level 1, 2 or 3 fair value instrument. Different from Levels 1 and 2, Level 3 instruments are valued using unobservable inputs that are not corroborated by market data. At July 31, 2009, we had Level 3 assets of $11.6 million which include both auction rate securities and an auction rate securities rights agreement (the “Put Agreement”). Of this amount, fair value changes in assets totaling $7.4 million would be recorded through earnings and changes in the remainder would be recorded through other comprehensive income. Some of the unobservable inputs into the discounted cash flow models from which we base our Level 3 valuations include, but are not limited to, periodic coupon rates, market required rates of return and the expected term of each security. Changes to the inputs used as of July 31, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.
RESULTS OF OPERATIONS
Revenues
The following table presents revenues by category (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

Product sales	$75,044	$83,481	$247,218	$249,965
Contract manufacturing sales	2,790	4,922	10,390	12,045

Total revenues	$77,834	$88,403	$257,608	$262,010

Product sales decreased $8.4 million or (10.1%) in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and decreased $2.7 million or (1.1%) in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008. Product sales were comprised of the following (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

Infant formula market	$63,320	$74,815	$215,294	$223,483
Food and beverage market	2,681	2,526	8,278	7,793
Pregnancy and nursing, nutritional supplements and animal feeds	7,931	5,019	20,396	15,424
Non-nutritional products	1,112	1,121	3,250	3,265

Total product sales	$75,044	$83,481	$247,218	$249,965

Sales to the infant formula market during the three and nine months ended July 31, 2009 decreased as compared to the three and nine months ended July 31, 2008 due primarily to the de-stocking of inventory by certain of the Company’s infant formula customers. Launches of new products and increased market penetration of existing products containing life’sDHA™ also resulted in higher sales to the food and beverage market in the three and nine months ended July 31, 2009 compared to the same period of the prior fiscal year. Sales into the pregnancy and nursing, nutritional supplement and animal feed markets increased in both the three and nine months ended July 31, 2009 due to a continued expansion of Martek’s customer base in these markets.
Approximately 75% and 80% of our product sales in the three and nine months ended July 31, 2009, respectively, was generated by sales to Mead Johnson Nutritionals, Abbott Laboratories, Nestle, Wyeth and Danone (formerly Numico). Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 55% of our sales to infant formula customers for the three and nine months ended July 31, 2009 and 2008 relate to sales in the U.S. As of July 31, 2009, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.
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
Contract manufacturing sales revenues, totaling approximately $2.8 million and $10.4 million in the three and nine months ended July 31, 2009, respectively, and $4.9 million and $12.0 million in the three and nine months ended July 31, 2008, respectively, relate mainly to fermentation work performed for various third parties at our Kingstree, South Carolina facility. The decrease in contract manufacturing revenues in the three and nine months ended July 31, 2009 as compared to the three and nine months ended July 31, 2008 was primarily due to a change in the timing of orders from one existing customer. While we plan to continue reducing the scope of our contract manufacturing activities, we will provide contract services to both existing and new customers if reasonable profit margins can be generated, there is no impact to our higher margin nutritional oils business or we believe that such services could have a strategic fit in the future.
As a result of the above, total revenues decreased $10.6 million or (12.0%) in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and decreased $4.4 million or (1.7%) in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008.
Cost of Revenues
The following table presents our cost of revenues (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

Cost of product sales	$41,129	$47,334	$137,337	$143,010
Cost of contract manufacturing sales	2,675	4,374	10,101	10,826

Total cost of revenues	$43,804	$51,708	$147,438	$153,836

Cost of product sales as a percentage of product sales improved to 55% in the three months ended July 31, 2009 from 57% in the three months ended July 31, 2008 and improved to 56% in the nine months ended July 31, 2009 from 57% in the nine months ended July 31, 2008. The decrease in the comparative three and nine months was due primarily to ARA cost reductions and DHA productivity increases.

Cost of contract manufacturing sales, totaling $2.7 million and $10.1 million in the three and nine months ended July 31, 2009, respectively, and $4.4 million and $10.8 million in the three and nine months ended July 31, 2008, respectively, are the costs related to the fermentation work performed for various third parties at our Kingstree, South Carolina facility. Our contract manufacturing margins vary between periods primarily due to contract mix and volume.
See “Management Outlook” for discussion of expected overall profit margins for the remainder of fiscal 2009.
Operating Expenses
The following table presents our operating expenses (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

Research and development	$6,604	$6,278	$20,510	$19,078
Selling, general and administrative	11,439	13,554	37,411	40,769
Amortization of intangible assets	1,534	1,919	4,910	5,475
Other operating expenses	234	341	956	590

Total operating expenses	$19,811	$22,092	$63,787	$65,912

Research and Development Our research and development costs increased $300,000 or 5% in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and increased $1.4 million or 8% in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008. The increases in the comparable three and nine months are primarily due to development work focusing on offerings for new markets and broadening the array of foods and beverages in which the Company’s life’sDHA™ can be incorporated. We expect to continue to experience quarter-to-quarter fluctuations in research and development expenses primarily due to the timing of outside services, including third-party clinical trial services.
Selling, General and Administrative Our selling, general and administrative costs decreased $2.1 million or 16% in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and decreased $3.4 million or 8% in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008. The decreases in the comparable three and nine months are due, in part, to continued close management of spending levels, which have led to reductions in areas such as personnel, travel and marketing costs. In addition, during the three months ended July 31, 2009, the Company reduced its estimated annual incentive compensation payouts, which resulted in a reversal of previously accrued company-wide incentive compensation expenses totaling approximately $900,000.
Amortization of Intangible Assets We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $1.5 million and $4.9 million in the three and nine months ended July 31, 2009, respectively, and $1.9 million and $5.5 million in the three and nine months ended July 31, 2008, respectively. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further discussion of certain patent matters.
Other Operating Expenses We incurred other operating expenses of $200,000 and $1.0 million in the three and nine months ended July 31, 2009, respectively, and $300,000 and $600,000 in the three and nine months ended July 31, 2008, respectively. These costs in fiscal 2009 and 2008 primarily include third-party production trials.
Interest and Other Income, Net
Interest and other income, net, decreased $300,000 in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and decreased $600,000 in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008, due primarily to the other-than-temporary impairment of certain securities and lower interest earned on cash balances. See Note 3 to the consolidated financial statements for further discussion.
Interest Expense
Interest expense decreased $16,000 in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and decreased $100,000 in the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008, as certain notes payable were repaid in full during fiscal 2008. Since October 31, 2007, there have been no amounts outstanding under our revolving credit facility.

Income Tax Provision
The provision for income taxes reflected an effective tax rate of 37.6% and 36.9% in the three and nine months ended July 31, 2009, respectively, and 37.5% and 36.9% in the three and nine months ended July 31, 2008, respectively. The increase in the three months ended July 31, 2009 compared to the three months ended July 31, 2008 was due to higher state income taxes.
As of October 31, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $127 million, which expire at various dates between 2014 and 2025. On the accompanying consolidated balance sheet as of July 31, 2009, the Company reflects a net long-term deferred tax liability in comparison to a net long-term deferred tax asset on the consolidated balance sheet as of October 31, 2008.  This change is due to the utilization of the Company’s net operating loss carryforwards during fiscal 2009 and the expected utilization of the Company’s net operating loss carryforwards over the next 12 months which resulted in a reduction to the Company’s long-term deferred tax asset as of July 31, 2009.  The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if we incur a change in ownership as defined under Section 382 of the Internal Revenue Code.  Although we have net operating losses available to offset future taxable income, we will likely be subject to Federal alternative minimum taxes.
Net Income
As a result of the foregoing, net income was $8.9 million in the three months ended July 31, 2009 as compared to net income of $9.3 million in the three months ended July 31, 2008, and net income was $29.6 million in the nine months ended July 31, 2009 as compared to net income of $27.2 million in the nine months ended July 31, 2008.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), (ii) FSP Statement of Financial Accounting Standard (“SFAS”) 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP SFAS 115-2” and “SFAS 124-2”), and (iii) FSP SFAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107” and “APB 28-1”), each of which was effective for us beginning with the third quarter of fiscal 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, “Fair Value Measurements” (“SFAS 157”), in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these Staff Positions did not have a material effect on our consolidated financial position, results of operations or cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Since fiscal 2006, we have financed our operations primarily from the following sources:
•	cash generated from operations;
•	cash received from the exercise of stock options; and
•	debt financing.
At July 31, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $129.3 million as well as the $135 million available under our revolving credit facility. Cash and cash equivalents increased $26.9 million since October 31, 2008, largely due to our net income during that period which contributed to the generation of $40.0 million of cash from operating activities. These operating cash flows were impacted by a payment to DSM in July 2009 related to the establishment of ARA pricing from 2009 through 2014 (see Note 2 to the consolidated financial statements) and an increase in ARA inventory levels during the nine months ended July 31, 2009. Consistent with prior years, the timing of Martek’s purchases of ARA are largely dependent upon DSM’s scheduled production runs. Significant ARA production runs by DSM during the third quarter coupled with lower sales served to increase ARA inventory by approximately $25 million compared to October 31, 2008. Capital expenditures, including both property and equipment as well as patent and other intangible asset costs, totaled $12.9 million during the nine months ended July 31, 2009. In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects.

At July 31, 2009, our investments had a fair value of $11.6 million and consisted primarily of auction rate securities (“ARS”) whose underlying assets are student loans originated under the Federal Family Education Loan Program (“FFELP”). FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education. These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 18 to 39 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date. To this end, in November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.4 million and a fair value at July 31, 2009 of approximately $5.7 million. The Put Agreement, which is deemed a discrete short-term investment, has a recorded fair value of approximately $1.7 million. During the quarter ended July 31, 2009, the time period until the initial date on which the exercise of the Put Agreement is permitted became less than 12 months. Therefore, the investment values of the Put Agreement and the ARS to which the Put Agreement relates were reclassified to short-term investments in the accompanying consolidated balance sheet as of July 31, 2009. We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs. Changes to the inputs used as of July 31, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.
As a result of having entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM in July 2009, our future minimum payments under contractual obligations were amended for 2009, 2010 and 2011. As of July 31, 2009, the value of the remaining calendar year 2009 and full calendar years 2010 and 2011 minimum purchase requirements are approximately $32.2 million, $97.3 million and $90.5 million, respectively. These minimum purchase quantities approximate the amounts expected to be purchased by Martek in the normal course of business during the respective periods.
We have a $135 million secured revolving credit facility that is collateralized by accounts receivable, inventory and all capital stock of our subsidiaries and expires in September 2010. There were no amounts outstanding under the revolving credit facility during the nine months ended July 31, 2009. The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the nine months ended July 31, 2009. Both the interest and commitment fee rates are based on LIBOR and our current leverage ratio. Among other things, the credit facility agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the credit facility requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios. We do not believe that these covenants restrict our ability to carry out our current business plan. As of July 31, 2009, we were in compliance with all of these debt covenants.
We believe that the revolving credit facility, when combined with our cash and cash equivalents of $129.3 million on-hand at July 31, 2009, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. Nonetheless, we may require additional capital to fund, among other things, our research and development, product testing and marketing activities. The ultimate amount of additional funding that we may require will depend, among other things, on one or more of the following factors:
•	our ability to operate profitably and generate positive cash flow;
•	growth in our infant formula, food and beverage and other nutritional product sales;
•	the extent and progress of our research and development programs;
•	the cost and progress of pre-clinical and clinical studies;
•	the time and costs of obtaining and maintaining regulatory clearances for our products that are subject to such clearances;
•	the costs involved in filing, protecting and enforcing patent claims;
•	competing technological and market developments;
•	the development or acquisition of new products;
•	the cost of acquiring additional and/or operating and expanding existing manufacturing facilities for our various products and potential products (depending on which products we decide to manufacture and continue to manufacture ourselves);
•	the costs associated with our internal build-up of inventory levels;
•	the costs associated with litigation to which we are a party;
•	the costs of, and any capital requirements related to, merger and acquisition activity; and
•	the costs of marketing and commercializing our products.
We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.
In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in Euros. As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement, we are exposed to risks related to changes in exchange rates between the U.S. dollar and the Euro. We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations. We do not enter into foreign currency cash flow hedges for speculative purposes. At July 31, 2009, we had unrealized gains on such hedge instruments totaling approximately $30,000, net of income taxes. To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the Euro will impact our cost of ARA oil and gross margins. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.
We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings used to maintain liquidity; however, at July 31, 2009, there was no variable-rate debt outstanding.
We have investments at July 31, 2009 with a fair value of $11.6 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the ARS, during fiscal 2008 and fiscal 2009, we recorded net unrealized losses on these securities totaling approximately $3.2 million ($2.0 million, net of income tax benefit), reflecting the decline in the estimated fair value of these securities. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional write-downs. In November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution which provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.4 million and a fair value at July 31, 2009 of approximately $5.7 million. The Put Agreement, which is deemed a discrete short-term investment, has a recorded fair value of $1.7 million. The benefits of the Put Agreement are subject to the continued expected performance by the financial institution of its obligations under the agreement. We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs. Changes to the inputs used as of July 31, 2009 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

Item 4.	Controls and Procedures.
a)	Evaluation of Disclosure Controls and Procedures. We, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act rules 13a-15(e) and 15d-15(e) and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective.
b)	Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended July 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
Information regarding reportable legal proceedings is contained in the Legal Proceedings sections of our Annual Report on Form 10-K for the year ended October 31, 2008 and our Quarterly Reports on Form 10-Q for the periods ended January 31, 2009 and April 30, 2009, as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). The following is provided to supplement and update the description of reportable legal proceedings contained in those reports:
In April 2007, the EPO granted another patent to Martek for ARA oil made from Martek’s microbial source for use in infant formula. This divisional ARA patent strengthens Martek’s intellectual property position by providing commercially significant protection through the expiration date of the original patent, January 22, 2012. Suntory, N.V. Nutricia and Cargill filed oppositions against this divisional ARA patent. N.V. Nutricia has withdrawn from the opposition. At a hearing held in June 2009 before the Opposition Division of the EPO in The Hague, Netherlands, the Opposition Division upheld the patent with narrower claims. The claims were narrowed by adding a specified ratio of ARA to eicosapentaenoic acid, or EPA, in infant formula applications. The narrower claims cover the use of Martek’s blended microbial oil products in infant formula, but do not cover microbial ARA when blended with certain fish oils in infant formula. Martek plans to appeal the decision to the Board of Appeals of the EPO. During the pendency of such an appeal, which will likely take between one and two years from the date the appeal is filed, the original claims of the patent will remain in full force and effect. Martek does not believe this decision will have a material adverse impact on its infant formula revenues.
In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit.  Lonza Ltd. was added to the lawsuit.  In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid.  The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals for the Federal Circuit in April 2009.  On September 3, 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings.  U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants may seek a rehearing with the Court of Appeals on the decision or, with regard to certain of the patents, seek an appeal to the U.S. Supreme Court.
Third parties have filed Requests for Reexamination (“Requests”) of eleven of Martek’s U.S. patents. Eight of these Requests were filed by Lonza with respect to eight of Martek’s DHA patents which are not relevant to Martek’s infant formula business. Four of these patents have now expired. Additionally, an anonymous party filed the other three Requests with respect to two of Martek’s blended oils patents and one ARA patent. The U.S. Patent Office has granted all eleven of the Requests to initiate a Reexamination process. As a result of these Reexaminations, the claims of the subject patents may be upheld in their current form, narrowed, abandoned, or revoked, or the term of a patent may be shortened. Not all of the claims of the patents are subject to Reexamination. With respect to the ARA patent, which is scheduled to expire in 2014, in July 2009 we received a second adverse office action and have been conducting interviews with the examiners. We anticipate further proceedings with the patent examiner and if unfavorable decisions are received, we plan to appeal. We have also now received second adverse office actions for seven of the eight non-infant formula DHA patent reexaminations. The ARA patent as well as those DHA patents that have not expired will remain in full force and effect during the appeal process. Additionally, we have received second adverse office actions from the patent examiner for the two blended oils patents which are scheduled to expire in 2011. We have been conducting interviews with the examiners and anticipate further proceedings with the examiners on these blended oil patents. If we are unable to overcome these office actions, we plan to appeal within the U.S Patent and Trademark Office, and in the event of a negative outcome, we will have an opportunity to further appeal to the federal courts. These patents will remain in full force and effect during the appeal process, which is likely to extend beyond the 2011 term of these patents. However, if the appeals are not successful or are not pursued, some claims of these patents could be revoked or the patents, including the ARA patent with the 2014 expiration date, could have their terms shortened from their original expiration dates.

Item 1A.	Risk Factors.
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks set forth in Item 1A of Part I of our Annual Report on Form 10-K for the year ended October 31, 2008, “Risk Factors,” Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, “Risk Factors,” Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, “Risk Factors,” and all of the other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC”). If any of the risks contained in those reports, or described below, actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.
The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, which were previously supplemented and updated by the risk factors contained in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2009:
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
In addition to the Lonza and Nutrinova matters described below, we are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:
•	Abbott Nutritionals (then known as the Ross Products Division of Abbott Laboratories), a significant Martek licensee and customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Abbott Nutritionals has not announced any introduction of such oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2011, and while we are not aware of any plans by our other licensees to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the U.S.
•	GlaxoSmithKline is currently selling LOVAZA™, a prescription DHA/ EPA ethyl ester for treatment of hyperlipidemia. LOVAZA™ is a lipid-regulating agent which includes both EPA and DHA from fish oil. GlaxoSmithKline has recently filed an application with the FDA for an indication that will expand the use of LOVAZA™. Other pharmaceutical companies offering other applications using omega-3 fatty acids may be expected.
•	Suntory Limited, Cargill Inc., through a joint venture with a company in China, and other independent Chinese manufacturers are producing or attempting to produce and distributing a fungal source of ARA. In addition, we are aware that there may be manufacturers in China and India attempting to produce an algal source of DHA, but we are uncertain of the overall status and commercial potential of these efforts.
•	Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s licensees, use DHA derived from other sources, such as fish oil or eggs.
•	In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food, beverage and dietary supplement market in Europe and Asia, and was actively marketing in the United States. Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in the United States, Germany and France. One of Nutrinova’s customers is also a defendant in these actions in Germany. These lawsuits are further described below in the risk factor regarding patent protection and in Item 3 of Part I of this Form 10-K, “Legal Proceedings.”
•	Monsanto/Solae are expecting to commercialize an inexpensive, sustainable, vegetarian omega-3 for foods and beverages in the next one to three years. This product is a soybean oil containing stearidonic acid (SDA). Monsanto/Solae are positioning SDA as a precursor to EPA, the other omega-3 found in fish oil . While a large amount of SDA soybean oil must be included in a food or beverage to achieve the intake level Monsanto has recommended for SDA, the oil should be inexpensive, claims to have stability and formulation advantages and may be able to make similar cardiovascular structure-function claims to fish oil. As another omega-3 on the market, SDA soy oil could be a threat to Martek’s food and beverage business.

•	Other companies, several with greater financial resources than ours, are developing plant-based DHA or other plant-based oils that may compete with us and other companies may be developing chemically synthesized DHA.
•	Several large companies, including BASF AG, DSM Ocean Nutrition (“ONC”) and a number of smaller companies, manufacture microencapsulated fish oil products. Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil. Fish oil-based products (i) are used as a DHA source by some infant formula companies, (ii) currently dominate the adult DHA supplement market and (iii) are included in certain foods on the market in various parts of the world. Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat. ONC has also indicated their desire to enter the microbial oil market.
If we are unable to obtain or maintain patent protection or if our patents do not provide protection or we are unable to obtain comparable protection after patent expiration against competitive products, our results of operations may be adversely affected.
Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 65 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2009 and 2024. Our core infant formula-related patents expire between 2011 and 2014. We have been granted patents covering food and beverage products containing Martek’s DHA oil which expire by 2009, and granted patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2009 and 2024. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. Currently, we have over 350 issued patents and over 500 pending patent applications worldwide.
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
In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it. In other competitive markets, we may be unable to maintain (through patent expiration or otherwise) the patent protection for our nutritional oils currently afforded to us. A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for our oils and may have a material adverse effect on our results of operations, especially on future sales of our nutritional oils. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional oils using similar or identical processes, and it is possible that our current infant formula, supplement, or food and beverage licensees or those which may be under license in the future may choose ingredients from these competitors if they choose to include the ingredients at all. Although we have sole source supply agreements (in most cases through 2011) with customers comprising nearly 80% of current infant formula revenues, it is uncertain as to the level of protection our patents expiring after 2011 will provide should these customers choose ingredients from these competitors. Furthermore, even if our licensees continue to use our oils, direct competition could force us to reduce the price of our products, which could materially affect future revenues and product margins.
There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties. See Item 1 of Part II of this Form 10-Q, “Legal Proceedings” for further information.

If any of these challenges or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful and we are unable to secure customer arrangements upon patent revocation or expiration that would ensure continuity of our customers’ purchases from us or obtain comparable protection after patent expiration through other patents, we may experience decreases in the future sales of our nutritional oils or we may be forced to reduce the price of our products due to our competitors’ ability to produce similar products, both of which could cause decreases in future revenues as well as product margins. Specifically, the revocation of our European DHA patent or ARA patent could result in a decrease in revenues under our license agreements. In addition, if our products are found to infringe on the intellectual property rights of others, we may have to pay substantial damages, license disputed rights from third parties and/or cease selling the affected products. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents. As of July 31, 2009, the net book value of our patent assets totaled $16.4 million, which includes approximately $4.8 million of costs related to our patent defenses in the Nutrinova/ Lonza matters discussed above, which will be amortized over a weighted average remaining period of approximately six years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.
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
If we are unable to gain or maintain broad regulatory approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
To date, we have received limited approval for the incorporation of our DHA-S oil into foods and beverages worldwide. Our DHA-S oil has received regulatory approval or is accepted for inclusion in foods and beverages, with certain country-specific limitations, in Argentina, Australia, Canada, Chile, China, the European Community, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, the Philippines, Singapore, South Africa, Taiwan and the United States. With respect to approvals in Europe and Israel, the use of our DHA-S is authorized as an ingredient in certain foods such as certain dairy products, including cheese and yogurt, spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes. In July 2009 the Standing Committee of the European Commission and the 27 Member States approved the expanded use of our DHA-S algal oil in beverages, bakery products and nutrition bars. In other parts of the world, laws and regulations with respect to the addition of our oils into foods and beverages are diverse and our ability to gain or maintain the necessary regulatory approvals is unclear. If we are unable to gain or maintain broad approvals for the incorporation of our oils into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.
We have a single third-party supplier of our ARA with whom we have a contractual relationship. If this supplier of our ARA is unable to supply us with our required amounts of ARA or if declines in our customers’ demand reduces such ARA requirements, our results of operations and/or financial position may be adversely affected.
In July 2009, the Company entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends through December 31, 2023, amended, consolidated, and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA, one of the Company’s nutritional oils that it sells to its infant formula licensees. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. If DSM fails to supply us with required amounts of ARA under our agreement, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to either manufacture the ARA at one or both of our plants, which may be more costly and would also reduce our DHA oil production capacity, or enter into other third-party manufacturer supply agreements, none of which may be achievable in a timely manner. Furthermore, the Restated Agreement with DSM establishes minimum ARA purchase quantities for calendar years 2009 through 2011. As of July 31, 2009, the value of the remaining calendar year 2009 and full calendar years 2010 and 2011 minimum purchase requirements are approximately $32.2 million, $97.3 million and $90.5 million, respectively. In addition, our ARA pricing from DSM from 2012 through 2014 is somewhat volume dependent. As such, if our customers’ demand for ARA declines, we may be forced to purchase excessive amounts of ARA in periods through 2012 and could experience an increase to ARA unit costs thereafter. Both an inability of DSM to supply us with our required amounts of ARA or declines in our customers’ demand for ARA may have an adverse effect on our results of operations and/or financial position.

Our opportunity in the U.S. infant formula market may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program or if the eligibility requirements for participating in the program are made more restrictive or if the amount of infant formula offered to participants is reduced.
We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infants and Children (“WIC”)-funded sales. WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children. Most WIC state agencies provide only one brand of infant formula to its participants, depending on which company has the rebate contract in a particular state. Currently, WIC programs in 50 states and the District of Columbia offer term and certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive, or if any of our licensees fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited. Further, in December 2007, the USDA, the federal agency which governs WIC, issued an interim final rule which included a reduction in the amount of infant formula to be offered through WIC. State WIC agencies have until October 2009 to implement this change and the USDA is accepting comments on this interim final rule through February 2010. If there is a permanent reduction in the amount of infant formula offered through WIC, then our future infant formula revenues could be materially affected.
The market price of our common stock may experience a high level of volatility due to factors such as the volatility in the market for biotechnology stocks generally, and the short-term effect of a number of possible events.
We are a public growth company in the biosciences sector. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending July 31, 2009, our common stock traded between $39.60 and $15.36 per share. During the fifty-two week period ending July 31, 2008, our common stock traded between $38.55 and $24.18 per share. The following are examples of items that may significantly impact the market price for our common stock:
•	announcements of technical innovations, new commercial products and product launches by us or our competitors;
•	announcements of use of or intention to use competitors’ DHA and/or ARA products by our customers;
•	arrangements or strategic partnerships by us or our competitors;
•	announcements of license agreements, acquisitions or strategic alliances by us or our competitors;
•	announcements of sales by us or our competitors
•	announcements of results of clinical trials by us, our competitors or others;
•	patent or other intellectual property achievements or adverse developments;
•	quarterly fluctuations in our revenues and results of operations;
•	failure to enter into favorable third-party manufacturing agreements;
•	regulatory decisions (approvals or disapprovals) or changes concerning our products and our competitors’ products;
•	events related to threatened, new or existing litigation, or the results thereof;
•	changes in our estimates of financial performance or changes in recommendations by securities analysts; and
•	general market conditions for growth companies and bioscience companies.
Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.
The market liquidity for our stock is relatively low. As of July 31, 2009, we had 33,239,299 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending July 31, 2009 was approximately 500,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.
Changes in foreign currency exchange rates or interest rates could reduce profitability.
In July 2009, we entered into the Restated Agreement with DSM. As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in Euros. As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement, we are exposed to risks related to changes in exchange rates between the U.S. dollar and the Euro. Fluctuations in the Euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins. To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and in fact may themselves cause financial harm. Furthermore, these contracts have inherent levels of counterparty risk over which we have no control. We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 3.6 million Euros at July 31, 2009. We estimate that a 5% change in the exchange rate would impact gross margins of our infant formula products by less than 0.5%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
On September 3, 2009, Martek entered into indemnification agreements with all the members of our Board of Directors, Ms. Polly B. Kawalek, Mr. James R. Beery, Mr. Harry J. D’Andrea, Mr. Michael G. Devine, Mr. Robert J. Flanagan, Mr. Jerome C. Keller, Mr. Douglas J. MacMaster, Jr., Mr. Robert H. Mayer and Mr. Eugene H. Rotberg, and with certain of our officers, Mr. Steve Dubin, Mr. David A. Abramson, Mr. Peter L. Buzy, Mr. Peter A. Nitze and Mr. David M. Feitel. These indemnification agreements are the same as the standard form of indemnification agreement adopted by our Board of Directors. The agreements are a supplement to and in furtherance of the indemnification provided for in Martek’s Certificate of Incorporation and Delaware law and do not substitute for, diminish or abrogate any rights of an indemnified person under such other sources. The form of standard indemnification agreement is filed as Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2009.

Item 6.	Exhibits.

10.01	First Amended and Restated ARA Alliance, Purchase and Production Agreement, dated as of July 13, 2009, by and between Martek Biosciences Corporation and DSM Food Specialties B.V. * +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was granted for certain portions of this agreement. The confidential portions were filed separately with the Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION (Registrant)
Date: September 9, 2009	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.01	First Amended and Restated ARA Alliance, Purchase and Production Agreement, dated as of July 13, 2009, by and between Martek Biosciences Corporation and DSM Food Specialties B.V. * +

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed or furnished herewith.

+	Confidential treatment was granted for certain portions of this agreement. The confidential portions were filed separately with the Commission.