Form 10-Q
period 2010-01-31
MARTEK BIOSCIENCES CORP
filed 2010-03-12
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

The number of shares of Common Stock outstanding as of March 8, 2010 was 33,309,034.

MARTEK BIOSCIENCES CORPORATION

FORM 10-Q

For The Quarterly Period Ended January 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
In thousands, except share and per share data	2010	2009
	(unaudited)

Assets
Current assets
Cash and cash equivalents	$150,072	$141,063
Short-term investments	7,278	7,301
Accounts receivable, net	55,087	44,304
Inventories, net	114,006	116,179
Deferred tax asset	25,184	24,303
Other current assets	4,638	5,240
Total current assets	356,265	338,390

Property, plant and equipment, net	250,231	252,279
Long-term investments	4,556	4,495
Goodwill	51,592	51,592
Other intangible assets, net	41,872	42,631
Other assets, net	3,733	430

Total assets	$708,249	$689,817

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$13,919	$13,122
Accrued liabilities	19,736	18,243
Current portion of notes payable and other long-term obligations	389	410
Current portion of deferred revenue	1,670	2,981
Total current liabilities	35,714	34,756

Notes payable and other long-term obligations	1,149	400
Long-term portion of deferred revenue	8,290	8,426
Deferred tax liability	15,898	10,091

Total liabilities	61,051	53,673

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,302,834 and 33,269,686 shares issued and outstanding, respectively	3,330	3,327
Additional paid-in capital	558,889	557,519
Accumulated other comprehensive loss	(636)	(674)
Retained earnings	85,615	75,972

Total stockholders’ equity	647,198	636,144

Total liabilities and stockholders’ equity	$708,249	$689,817

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended January 31,
Unaudited - In thousands, except per share data	2010	2009

Revenues:
Product sales	$84,086	$84,022
Contract manufacturing and services	5,670	3,341

Total revenues	89,756	87,363

Cost of revenues:
Cost of product sales	45,937	46,909
Cost of contract manufacturing and services	5,233	3,409

Total cost of revenues	51,170	50,318

Gross margin	38,586	37,045

Operating expenses:
Research and development	7,066	6,749
Selling, general and administrative	13,289	13,097
Amortization of intangible assets	1,445	1,781
Acquisition costs	1,187	—
Other operating expenses	34	153

Total operating expenses	23,021	21,780

Income from operations	15,565	15,265

Interest and other income, net	(49)	255
Interest expense	(88)	(95)

Income before income tax provision	15,428	15,425
Income tax provision	5,785	5,819

Net income	$9,643	$9,606

Net income per share
Basic	$0.29	$0.29
Diluted	$0.29	$0.29

Weighted average common shares outstanding
Basic	33,276	33,150
Diluted	33,454	33,399

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,
Unaudited – In thousands	2010	2009

Operating activities

Net income	$9,643	$9,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,911	7,046
Deferred tax provision	6,038	4,768
Equity-based compensation expense	900	836
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	(30)
Loss on asset disposal and other, net	2	340
Changes in operating assets and liabilities:
Accounts receivable	(10,782)	(9,155)
Inventories	2,193	(3,895)
Other assets	626	57
Accounts payable	1,115	6,175
Accrued liabilities	(85)	(7,110)
Deferred revenue and other liabilities	(1,136)	(37)

Net cash provided by operating activities	16,425	8,601

Investing activities

Sales and maturities of investments	50	—
Expenditures for property, plant and equipment	(3,433)	(2,531)
Capitalization of intangible and other assets	(1,138)	(1,309)

Net cash used in investing activities	(4,521)	(3,840)

Financing activities

Repayments of notes payable and other long-term obligations	(30)	(29)
Payment of debt issuance costs	(3,328)	—
Issuance of common stock under employee stock plans	472	61
Tax payments from shares withheld upon vesting of restricted stock units	(9)	(9)
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	30

Net cash (used in) provided by financing activities	(2,895)	53

Net increase in cash and cash equivalents	9,009	4,814
Cash and cash equivalents, beginning of period	141,063	102,495

Cash and cash equivalents, end of period	$150,072	$107,309

Supplemental cash flow disclosures:
Interest paid	$49	$50
Income taxes paid	$58	$337

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation  The accompanying unaudited consolidated financial statements of Martek Biosciences Corporation (the “Company” or “Martek”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.  The accompanying unaudited financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

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

Revenue Recognition The Company derives revenue from three sources: product sales, contract manufacturing and collaborations. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, the product is shipped and title and risk of loss are transferred. A number of infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. The consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period, which requires an estimation of total production shipments over that time frame.  Amounts billed in excess of the estimated average price are recorded as deferred revenue.  Conversely, a receivable is recorded for the excess of the estimated average price over amounts billed. Estimates of average prices are reviewed and, if necessary, adjusted periodically based on updated estimates of product shipments during each contract year.  The Company’s historical estimates of product shipments have approximated actual results.  Amounts recorded as either deferred revenue or a receivable are settled at the end of each contract year, which generally is December 31.  Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period.  Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement.  The Company’s terms of sale allow for limited rights of return with such rights based solely on compliance with agreed-upon customer product specifications.  The Company tests the product for compliance with customer product specifications prior to shipment. Such returns have not been material.

Royalty income is recorded when earned, based on information provided by the Company’s customers.  Royalty income was not material in the three months ended January 31, 2010 and 2009.

Contract manufacturing revenue is recognized when goods are shipped to customers and all other conditions for revenue recognition are met. Cash received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

Revenue earned from collaboration work may come from stand-alone arrangements for certain discrete development work or multiple deliverable arrangements that include such development work followed by larger-scale manufacturing efforts. Revenue is recognized based on the nature of the arrangements, with each of the multiple deliverables in a given arrangement having distinct and separate fair values. Fair values are determined via consistent pricing between stand-alone arrangements and multiple deliverable arrangements, as well as a competitive bidding process. Collaborations may be performed on a time and materials basis or fixed fee basis. For time and materials arrangements, revenue is recognized as services are performed and billed. For fixed fee arrangements where customer delivery and acceptance provisions are substantive, revenue is recognized upon completion and acceptance by the customer.

Shipping Income and Costs  Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues.  Shipping and handling costs were approximately $800,000 in the three months ended January 31, 2010 and $700,000 in the three months ended January 31, 2009.

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

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria.  If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in management’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts.  The Company also recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.  It is reasonably possible that the total amount of unrecognized tax benefits as of January 31, 2010 will decrease within the next 12 months as various uncertainties are resolved.  The Company cannot reasonably estimate the range of potential outcomes.

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

The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM.  The Company does not use derivative financial instruments for speculative purposes.  These forward contracts are highly effective cash flow hedges and qualify for hedge accounting.  Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until the related product is sold.  As of January 31, 2010, there were no outstanding forward contracts.  Amounts recorded due to hedge ineffectiveness have not been material.

Advertising Advertising costs are expensed as incurred.  Advertising costs, including print, television and internet-based advertising, were approximately $500,000 in the three months ended January 31, 2010 and $300,000 in the three months ended January 31, 2009.

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

Investments The Company has classified investments at January 31, 2010 and October 31, 2009 as either trading or available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.

The Company periodically evaluates whether any declines in the fair value of its available-for-sale investments are other than temporary.  This evaluation consists of a review of several factors, including, but not limited to: length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; the intent of the Company to sell the impaired security; and whether the Company will be required to sell the security prior to the anticipated recovery in market value.  Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company does not intend to sell the investment prior to a recovery of amortized cost, are assumed to be temporary. If management determines that an other-than-temporary impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment.  An other-than-temporary impairment resulting from credit-related matters is recognized as a charge in the consolidated statements of income equal to the amount of the carrying value reduction. Other-than-temporary impairment write-downs resulting from non-credit-related matters are recognized in other comprehensive income.

The fair value option for financial assets and liabilities permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company has elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”), which is recorded within short-term investments at January 31, 2010. The Put Agreement is the only instrument of its nature or type held by the Company and for which the Company has elected the fair value option. See Note 3 for further discussion.

The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.

Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at January 31, 2010 and October 31, 2009.  See Note 4 for further discussion of the Company’s fair value measurements.

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

Recently Issued Accounting Pronouncements In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which has principally been codified in FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 was effective for the Company beginning with the first quarter of fiscal 2010. As further described in Note 13, the Company acquired Charter Amerifit LLC and all of its subsidiaries (“Amerifit”) in February 2010. The adoption of ASC 805 did not have a cumulative effect upon adoption; however, ASC 805 will be material to the Company’s financial condition and results of operations.  Specifically, the adoption of ASC 805 required the immediate expensing of acquisition-related costs and additional impacts of ASC 805 are anticipated as the total purchase price is allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values on the date of acquisition.

2. DSM SUPPLY AND LICENSE AGREEMENT

In July 2009, the Company entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of January 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $88.4 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by Martek in the normal course of business. Under certain circumstances, either Martek or DSM may terminate the Restated Agreement after 2012. Upon early termination by Martek, Martek would be required to make a payment to DSM with the value of such payment decreasing over the remaining term of the Restated Agreement and being dependent upon DSM’s physical infrastructure at the early termination date. A termination payment by Martek as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million.

3. INVESTMENTS

At January 31, 2010 and October 31, 2009, the Company had investments consisting of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 38 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.

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

In November 2008, the Company executed a Put Agreement with a financial institution that provides Martek the ability to sell certain of its ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. The Company’s ARS holdings to which this relates have a cost basis of approximately $7.3 million and a fair value at January 31, 2010 of approximately $6.1 million.  Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity.  Therefore, the Company has classified such investments as “trading”.  Net gains associated with these ARS during the three months ended January 31, 2010 were not material.  In the three months ended January 31, 2009, the Company recognized a $1.7 million impairment charge on these ARS, which was recognized in interest and other income in the consolidated statements of income.  The impairment charge consisted of $1.0 million of unrealized losses reclassified from other comprehensive income and $700,000 of unrealized fair value declines occurring after such reclassification.

The Company has recorded the Put Agreement at its fair value, which as of January 31, 2010 is approximately $1.2 million. The Company elected to adopt the fair value option for the Put Agreement so that future changes in the fair value of this asset will largely offset the fair value movements of the related ARS. The Company believes that the accounting for the Put Agreement will then match its purpose as an economic hedge to the changes in the fair value of the related ARS. The ability of the Put Agreement to act as an economic hedge is subject to the continued expected performance by the financial institution of its obligations under the agreement. The fair value of the Put Agreement considers, among other things, the creditworthiness of the issuer and the liquidity of the financial instrument.  Due to the Company’s intent to sell its ARS covered by the Put Agreement to the financial institution on June 30, 2010, the fair value of such ARS along with the fair value of the Put Agreement are classified as short-term investments in the accompanying consolidated balance sheet as of January 31, 2010.  Net losses associated with the Put Agreement during the three months ended January 31, 2010 were not material.  In the three months ended January 31, 2009, the Company recognized a gain of $1.6 million related to the Put Agreement, which was recognized in interest and other income in the consolidated statements of income.

As of January 31, 2010, the Company’s ARS holdings not covered by the Put Agreement have a cost basis of approximately $5.6 million and a fair value of approximately $4.6 million. The total decline in fair value of $1.0 million has been recorded as a net reduction to other comprehensive income. The Company believes that the unrealized losses on these ARS are temporary.  In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities, the intent of the Company to sell the impaired security, and whether the Company will be required to sell the security prior to the anticipated recovery in market value.  The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.  Due to the underlying maturities of these investments and the Company’s belief that the market for the ARS not covered by the Put Agreement may take in excess of twelve months to fully recover, the fair value of such ARS is classified as long-term investments in the accompanying consolidated balance sheet as of January 31, 2010.  Net unrealized gains associated with these ARS during the three months ended January 31, 2010 were not material.  In the three months ended January 31, 2009, the Company recognized $900,000 as a reduction to other comprehensive income related to the temporary unrealized losses for the Company’s ARS not covered by the Put Agreement.

4. FAIR VALUE MEASUREMENTS

The Company has adopted the provisions of guidance codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) for financial instruments. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements.  The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

As of January 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These financial assets were as follows (in thousands):

	As of January 31, 2010
	Level 1	Level 2	Level 3	Balance

Available-for-sale securities (1)	$—	$—	$4,556	$4,556
Trading securities (2)	—	—	6,088	6,088
Put Agreement(2)	—	—	1,190	1,190
Investments in money market funds (3)	109,173	—	—	109,173

Total	$109,173	$—	$11,834	$121,007

(1)  Included in long-term investments in the accompanying consolidated balance sheets.

(2)  Included in short-term investments in the accompanying consolidated balance sheets.

(3)  Included in cash and cash equivalents in the accompanying consolidated balance sheets.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended January 31, 2010 and 2009 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on November 1, 2009	$10,575	$1,221	$11,796

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	58	(31)	27
Included in other comprehensive income	61	—	61
Purchases, sales, issuances and settlements, net	(50)	—	(50)

Balance on January 31, 2010	$10,644	$1,190	$11,834

(1) See Note 3 for discussion of Auction Rate Securities and related Put Agreement.

	Auction Rate Securities	Put Agreement	Total

Balance on November 1, 2008	$11,336	$—	$11,336

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	(1,717)	1,588	(129)
Included in other comprehensive income	103	—	103
Purchases, sales, issuances and settlements, net	—	—	—

Balance on January 31, 2009	$9,722	$1,588	$11,310

(1) See Note 3 for discussion of Auction Rate Securities and related Put Agreement.

Some of the inputs into the discounted cash flow models from which the Company bases its Level 3 valuations for the ARS and Put Agreement are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return, the expected term of each security and the credit-adjusted rate of the counterparty to the Put Agreement. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. Treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. Assumptions regarding required rates of return were based on risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to the Company. The expected term for the Put Agreement was based on the earliest date on which the Company can exercise the Put Agreement rights.

5.  INVENTORIES

Inventories consist of the following (in thousands):

	January 31,	October 31,
	2010	2009

Finished goods	$64,048	$56,203
Work in process	46,832	56,501
Raw materials	3,126	3,475

Inventories, net	$114,006	$116,179

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors.  Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	January 31,	October 31,
	2010	2009

Land	$2,320	$2,320
Building and improvements	68,057	67,094
Machinery and equipment	266,806	266,257
Furniture and fixtures	3,116	3,094
Computer hardware and software	17,332	17,220
	357,631	355,985
Less: accumulated depreciation and amortization	(119,294)	(113,437)
	238,337	242,548
Construction in progress	11,894	9,731

Property, plant and equipment, net	$250,231	$252,279

Assets available for commercial use that were not in productive service had a net book value of $32.9 million and $34.4 million at January 31, 2010 and October 31, 2009, respectively.  Depreciation as well as certain other fixed costs related to such idle assets is recorded as cost of product sales in the accompanying consolidated statements of income.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following (in thousands):

	January 31, 2010			October 31, 2009
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks	$2,219	$(1,045)	$1,174	$2,202	$(1,004)	$1,198
Patents	26,875	(9,996)	16,879	25,732	(9,046)	16,686
Core technology	1,708	(826)	882	1,708	(797)	911
Current products	10,676	(5,541)	5,135	10,676	(5,363)	5,313
Licenses and other	23,191	(5,389)	17,802	23,191	(4,668)	18,523
	64,669	(22,797)	41,872	63,509	(20,878)	42,631

Goodwill	51,592	—	51,592	51,592	—	51,592

	$116,261	$(22,797)	$93,464	$115,101	$(20,878)	$94,223

In February 2009, Martek entered into a license agreement with an international food company for certain patented technology expected to be used in the production of Martek’s life’sDHA™ for certain applications. Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, Martek paid an upfront license fee of $1.0 million and will pay, subject to the successful completion by the licensor of certain development goals related to the licensed technology, additional fees of up to approximately $5.0 million. In addition, Martek will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology, including certain minimum royalty payments of approximately $2.0 million, the timing of which is also subject to the successful completion of the development goals.  The license fees paid in connection with this arrangement are being amortized over 10 years.

Most of the amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income.  Included in amortization of intangible assets is approximately $1.2 million in the three months ended January 31, 2010 and approximately $1.6 million in the three months ended January 31, 2009 related to assets supporting the Company’s commercial products and approximately $200,000 in the three months ended January 31, 2010 and January 31, 2009 related to assets supporting the Company’s research and development initiatives.

8.  NOTES PAYABLE AND LONG-TERM DEBT

In January 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) that includes a $75 million term loan (the “Term Loan”) and a $50 million secured revolving credit facility (the “Revolver”).  The Credit Agreement replaced the existing $135 million credit facility (the “Former Facility”). The proceeds from the Term Loan were received by, and the funds under the Revolver became available to, Martek on February 12, 2010, coincident with the closing of the Company’s acquisition of Amerifit (see further discussion in Note 13).

The Term Loan and the Revolver are collateralized by certain of the Company’s and its subsidiaries’ assets, including accounts receivable, deposit accounts, inventory and certain software, general intangibles and records pertaining to the foregoing as well as a pledge of 100% of its domestic subsidiaries’ equity.  The Revolver, which may be increased during the term of the facility by up to an additional $50 million subject to certain conditions, expires in February 2013.  The Term Loan matures in February 2013. Martek is required to make quarterly installment payments on the Term Loan of $3,750,000 beginning April 2010 plus additional annual repayments on January 31 of each year based on consolidated excess cash flow, as defined in the Credit Agreement, of the preceding fiscal year.

The Term Loan will bear interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  LIBOR is the greater of 1.50% per annum or LIBOR at the time of such determination.

There were no amounts outstanding under the Former Facility in the three months ended January 31, 2010.  The weighted average annual commitment fee rate on unused amounts was approximately 0.1% for the three months ended January 31, 2010 and 2009, all of which was applicable to the Former Facility.  The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on the Company’s consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.

In connection with the January 2010 financing, the Company incurred debt issuance costs totaling approximately $3.3 million. Such amounts were allocated to the Term Loan and the Revolver on a pro-rata basis. Amounts allocated to the Term Loan are amortized using the effective interest method and amounts allocated to the Revolver are amortized using the straight-line method.

The carrying amounts of notes payable at January 31, 2010 and October 31, 2009 approximate their fair values based on instruments of similar terms available to the Company.

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

In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA.  Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones.  As of January 31, 2010, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $500,000.  Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.

In August 2009, the Company entered into a collaboration agreement with BP for the joint development of biofuels from microbial oils. Under the terms of the agreement, Martek and BP will work together to establish proof of concept for large-scale, cost-effective microbial biodiesel production through fermentation. In connection with this agreement, BP has agreed to contribute up to $10 million to the initial phases of the collaboration, which utilizes Martek’s significant expertise in microbial oil production and BP’s production and commercialization experience in biofuels as the platform for the joint development effort. Martek will perform the biotechnology research and development associated with the initial phases and receive fees from BP for such efforts.  All intellectual property owned prior to the execution of the collaboration agreement will be retained by each respective company, and all intellectual property developed during the collaboration period will be owned by BP, with an exclusive license to Martek for commercialization in nutrition, cosmetic and pharmaceutical applications. Additionally, each party is entitled to certain commercial payments from the counterparty for commercialization of the technology in the other party’s fields of use.

Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents.  In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit.  In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned.  The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid.  It also found that the defendants willfully infringed one of these patents.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings.  U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied.  Additionally, the defendants have requested reexamination of U.S. Patent Nos. 6,410,281 and 5,698,244 in the U.S. Patent and Trademark Office.

In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova and Celanese Ventures GmbH.  Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit.  The complaint alleges infringement of Martek’s European patent relating to DHA-containing oils.  A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants.  The defendants have appealed, and the appeal is expected to be heard in 2010 or 2011.  This patent is scheduled to expire in February 2011.

In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of January 31, 2010, the patents being defended in the Lonza matter had a net book value of approximately $4.1 million, including capitalized legal costs, which is being amortized over a weighted average remaining period of approximately five years.  This amount is subject to future impairment, in whole or in part, pending the outcome of these patent lawsuits.

These lawsuits are further described in Item 1. “Legal Proceedings” of Part II of this Form 10-Q.

Other The Company is involved in various other legal actions.  Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

10.  STOCKHOLDERS’ EQUITY

The Company recognized approximately $900,000 in the three months ended January 31, 2010 and approximately $800,000 in the three months ended January 31, 2009 in compensation cost related to employee stock plans.  Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods.

The Company granted 384,926 restricted stock units during the three months ended January 31, 2010, which generally vest over 62 months from the date of grant.  The total fair value of the restricted stock units granted of $7.2 million was based on fair market value on the date of grant.

As of January 31, 2010, there was approximately $18.1 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2015 with a weighted average recognition period of approximately two years.

Unrecognized compensation cost related to unvested stock options as of January 31, 2010 is not material.

11.  NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended January 31,
	2010	2009

Net income	$9,643	$9,606

Weighted average shares outstanding, basic	33,276	33,150
Effect of dilutive potential common shares:
Stock options	48	152
Restricted stock units	130	97
Total dilutive potential common shares	178	249
Weighted average shares outstanding, diluted	33,454	33,399

Net income per share, basic	$0.29	$0.29
Net income per share, diluted	$0.29	$0.29

Stock options to purchase approximately 2.1 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2010, and stock options to purchase approximately 1.8 million shares were outstanding but were not included in the computation of diluted net income per share for the three months ended January 31, 2009, because the effects would have been antidilutive.

12. COMPREHENSIVE INCOME

Comprehensive income and its components for the three months ended January 31, 2010 and 2009 were as follows (in thousands):

	Three months ended January 31,
	2010	2009

Net income, as reported	$9,643	$9,606

Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $— and $383, respectively	—	646
Unrealized gain (loss) on available-for-sale securities, net of tax of $22 and $(344), respectively	38	(582)
Realized loss on exchange rate forward contracts, net of tax of $— and $436, respectively	—	735
Unrealized gain on exchange rate forward contracts, net of tax of $— and $48, respectively	—	208

Comprehensive income	$9,681	$10,613

13. SUBSEQUENT EVENT — ACQUISITION OF CHARTER AMERIFIT LLC

On February 12, 2010, Martek completed the acquisition of the Charter Amerifit LLC and all of its subsidiaries (“Amerifit”). Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO®, the leading OTC brand addressing symptom relief, detection and prevention of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.

Upon the closing of the acquisition, Martek paid for the benefit of Amerifit’s equity holders total cash consideration of approximately $201 million, net of cash acquired, of which amount $27 million was placed into an escrow that secures certain post-closing adjustment obligations and certain indemnification obligations.  The consideration included approximately $1 million related to the effects of the preliminary determinations of Amerifit’s net debt level and net working capital, both of which are subject to adjustment based on the final determinations of Amerifit’s net debt level and net working capital at closing.  To finance the Amerifit acquisition, Martek utilized existing cash of approximately $115 million along with the proceeds from the $75 million Term Loan and $11 million drawn from the Revolver.  See Note 8 for additional discussion of these debt instruments.

In addition to the Company’s expectation that the Amerifit acquisition will be financially accretive, Martek expects to be able to use Amerifit’s marketing platform to commercialize and distribute the nutritional health and wellness products that Martek is currently developing.

Under the acquisition method of accounting, the total purchase price will be allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values as of the February 12, 2010 closing date of the acquisition. The final purchase price will be determined following completion of the closing balance sheet and post-closing adjustments and valuation report of acquired intangible assets. Martek has made a preliminary allocation of the estimated purchase price using estimates. We are in the process of completing our assessment of the fair value of the assets acquired and liabilities assumed and finalizing our calculation of the final purchase price. The completion of the valuation report of acquired intangible assets and final purchase price may result in material revisions to the fair values noted below.

The table below summarizes the preliminary estimated fair values of assets acquired and liabilities assumed based on management’s current best estimates.

(In thousands)

Assets
Current assets	$20,800
Identifiable intangible assets	112,600
Property, equipment and other long-term assets	3,000

Total identifiable assets acquired	136,400

Liabilities
Current liabilities	(10,400)
Deferred tax liability	(34,200)
Other liabilities	(3,400)

Total liabilities assumed	(48,000)

Net identifiable assets acquired	88,400
Goodwill	112,600

Net assets acquired	$201,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

•                  expectations regarding future revenue, revenue growth, gross margin, operating cash flow and profitability of Martek and its newly-acquired subsidiary, Charter Amerifit LLC and all of its subsidiaries (“Amerifit”);

•                  expectations regarding product introductions and growth in nutritional product sales;

•                  expectations regarding Martek’s ability to use the marketing platform of Amerifit to commercialize products under development;

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

GENERAL

Martek was founded in 1985. We are a leader in the innovation, development, production and sale of high-value products from microbial sources that promote health and wellness through nutrition.  Our technology platform consists of our core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and oil processing.  This technology platform has resulted in our development of a number of products including our flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid) important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages and dietary supplements. We also produce life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.  On February

12, 2010, we acquired Amerifit.  Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO®, the leading OTC brand addressing symptom relief, detection and prevention of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause. We currently have a number of nutritional health and wellness products under development that we plan to commercialize and distribute through Amerifit’s marketing platform. See “Recent Highlights” below for further discussion of Amerifit.

We sell oils containing these fatty acids as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes.  Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart.  Research has shown that DHA and ARA may enhance mental and visual development in infants.  In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease, dementia, cardiovascular problems and various other neurological and visual disorders. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.

We are supplying over 35 infant formula customers with our nutritional oils.  These companies collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children.  Our customers include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Nutrition, Pfizer and Danone, each of whom is selling infant formula supplemented with our nutritional oils.  Our customers are now selling infant formula products containing our oils collectively in over 75 countries.  Supplemented infant formulas from Mead Johnson Nutritionals, Abbott Nutrition, PBM Products, Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain infant formula customers are selling products in the United States and abroad that contain our nutritional oils and target the markets for children ages nine months to seven years of age and older.

We are currently marketing and selling life’sDHA™, either directly or through distributors, for food and beverage, supplement and animal feed applications to both U.S. and international companies. To date, over 200 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market.  Certain of our DHA license and supply agreements with major consumer food products companies establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time.  Certain of these agreements establish the customer as the exclusive customer of life’sDHA™ in a particular food or beverage category or categories or geographic region.  We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets.  Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than infant formula.

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

RECENT HIGHLIGHTS

•                  Acquisition of Charter Amerifit LLC — On February 12, 2010, we completed the acquisition of Amerifit. Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO®, the leading OTC brand addressing symptom relief, detection and prevention of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.

Upon the closing of the acquisition, we paid for the benefit of Amerifit’s equity holders total cash consideration of approximately $201 million, net of cash acquired, of which amount $27 million was placed into an escrow that secures certain post-closing adjustment obligations and certain indemnification obligations.  The consideration included approximately $1 million related to the effects of the preliminary determinations of Amerifit’s net debt level and net working capital, both of which are subject to adjustment based on the final determinations of Amerifit’s net debt level and net working capital at closing.  To finance the Amerifit acquisition, we utilized existing cash of approximately $115 million along with the proceeds from the $75 million Term Loan and $11 million drawn from the Revolver.  See Note 8 to the consolidated financial statements for additional discussion of these debt instruments.

In addition to our expectation that the Amerifit acquisition will be financially accretive, we expect to be able to use Amerifit’s marketing platform to commercialize and distribute the nutritional health and wellness products that we are currently developing.

•                  Non-Infant Formula Product Launches — Products with Martek’s life’sDHA™ were recently launched in the United States including Natelle®One (Azur Pharma Ltd)  prescription prenatal vitamin with 250 mg life’sDHA™, Algal-900 DHA Softgels (CVS/Pharmacy®) with 900 mg life’sDHA™, Spring Valley® Algal-900 DHA (Wal-Mart) with 900 mg life’sDHA™, Horizon™ Organic Lowfat Chocolate Milk Plus DHA Omega-3 (WhiteWave Foods), Sara Lee® Soft & Smooth Plus Bread (Sara Lee) and Francesco Rinaldi® ToBe Healthy pasta sauces (LiDestri Foods).

•                  Extension of Danone Multi-Year Sole-Source License and Supply Agreement — In March 2010, Martek announced that it has extended its multi-year sole-source license and supply agreement with Danone, a leading worldwide producer of infant nutrition products.  Under the terms of the amended agreement, Martek will be Danone’s exclusive supplier of ARA for all of its infant formula and growing-up milk products through at least December 31, 2014, which is an extension of Martek’s current exclusive ARA supply position with Danone by three years.  As with the current agreement, Danone may continue to use non-microbial DHA sources.  In most cases, Martek will continue to serve as Danone’s global supplier for its microbially-derived DHA needs for infant formula. This is an amendment to the 2007 agreement between Martek and Numico and contains certain limited termination rights.  Martek has supplied DHA and ARA to Numico, which was acquired by Danone in 2008, for infant formula products since 1994.

•                  New Scientific Data Published on DHA and ARA — The benefits of DHA and ARA supplementation were recently discussed in the following publications:

•                  The American Journal of Clinical Nutrition (online, February 2010) published results of a study investigating DHA supplementation on brain function.  Thirty-three healthy boys, 8-10 years of age, were supplemented with 400 or 1200 mg/day DHA or placebo for 8 weeks and tested during an activity of continuous performance.  The results showed that the DHA level in red blood cells was positively correlated with brain function and inversely correlated with reaction time during the activity. These results demonstrate the important role that DHA plays in regulation of brain activity.  Martek provided financial support and life’sDHA™ for this study.

•                  The American Journal of Clinical Nutrition (online, February 2010)  published the results of a study in which 343 term infants were fed formula containing no long-chain polyunsaturated fats or formula supplemented with 0.32% DHA, 0.64% DHA, or 0.96% DHA throughout the first year of life.  All DHA-supplemented formula also contained 0.64% ARA.  Visual evoked potential (VEP) was measured at 1.5, 4, 9, and 12 months.  At 12 months, all DHA-supplemented infants scored significantly better in VEP visual acuity than those given an unsupplemented formula.  There were also no significant differences in VEP visual acuity between the three DHA-supplemented groups.  The authors state that these subtle changes in vision are important “because they suggest diet-related modifications in the developmental course of structure and function in the brain and/or retina” and that “dietary supply of DHA during infancy may have long-lasting effects on brain function.”  Martek’s life’sDHA™ and life’sARA™ were used in the study.

PRODUCTION

We manufacture oils rich in DHA at our production facilities located in Kingstree, South Carolina and Winchester, Kentucky.  The oils that we produce in these facilities are certified Kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America.  Both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities, and have achieved compliance with the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world.  Also, the National Oceanic and Atmospheric Administration has granted Martek’s Winchester plant, the Company’s primary shipping location, a health certificate, which is required for import of products into many countries, including China and neighboring countries in the Pacific Rim.

Over 90% of our ARA oils are purchased from DSM.  Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. The balance of our ARA requirements is produced at our Kingstree facility.  In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of January 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $88.4 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by us in the normal course of business.  Under certain circumstances, either we or DSM may terminate the Restated Agreement after 2012. Upon early termination by us, we would be required to make a payment to DSM with the value of such payment decreasing over the remaining term of the Restated Agreement and being dependent upon DSM’s physical infrastructure at the early termination date. A termination payment by us as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million.

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

When combining our current DHA and ARA production capabilities in Kingstree and Winchester with DSM’s current ARA production capabilities, we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula and non-infant formula markets.  As such, our production capabilities exceed current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs.  Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.

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

CRITICAL ACCOUNTING POLICIES AND

THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2009.  There have been no significant changes in the Company’s critical accounting policies since October 31, 2009.

RESULTS OF OPERATIONS

Revenues

The following table presents revenues by category (in thousands):

	Three months ended January 31,
	2010	2009

Product sales	$84,086	$84,022
Contract manufacturing and services	5,670	3,341
Total revenues	$89,756	87,363

Product sales were essentially unchanged in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009.  Product sales were comprised of the following (in thousands):

	Three months ended January 31,
	2010	2009

Infant formula market	$71,541	$74,591
Food and beverage market	4,193	2,618
Pregnancy and nursing, nutritional supplements and animal feeds	7,370	5,664
Non-nutritional products	982	1,149
Total product sales	$84,086	$84,022

Sales to the infant formula market during the three months ended January 31, 2010 decreased as compared to the three months ended January 31, 2009 due primarily to normal fluctuations in product ordering patterns and declines in the U.S. infant formula market. Launches of new products and increased market penetration of existing products containing life’sDHA™, particularly in the food and beverage, pregnancy and nursing and nutritional supplements markets, resulted in higher sales to the non-infant formula nutritional markets in the three months ended January 31, 2010 compared to the same period of the prior fiscal year.  Approximately 70% of the increase in sales to the non-infant formula nutritional markets was to customers outside of the U.S.

Approximately 73% of our product sales in the three months ended January 31, 2010 were generated by sales to Mead Johnson Nutritionals, Abbott Nutrition, Nestle, Pfizer and Danone. Although we are not given precise information by our customers as to the countries in which infant formula containing our oils is ultimately sold, we estimate that approximately 46% and 52% of our sales to infant formula customers for the three months ended January 31, 2010 and 2009, respectively, relate to sales in the U.S.  As of January 31, 2010, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.

Our future nutritional oils sales are subject to quarter-to-quarter fluctuations and are dependent to a significant degree upon the following factors: (i) the expansions of current products containing our nutritional oils by our customers in new and existing markets; (ii) the launches of new products containing our nutritional oils by current or future customers and the success in the marketplace of such launches; (iii) the timing and extent of stocking and de-stocking of inventory by our customers; (iv) the levels of inclusion of our oils in infant formula; (v) the timing and extent of our customers’ production campaigns and plant maintenance shutdowns; and (vi) the availability and use by our customers and others of competitive products.

Contract manufacturing and services revenues totaled approximately $5.7 million in the three months ended January 31, 2010 and $3.3 million in the three months ended January 31, 2009.  Of the $5.7 million in the first quarter of fiscal 2010, approximately $4.6 million relates to contract manufacturing activities that we anticipate exiting, in large measure, over the course of fiscal 2010.  The remaining $1.1 million relates to the revenues associated with Martek’s joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009 and is expected to continue through at least 2011.  The cessation of contract manufacturing activities is not expected to have any material impact on our financial condition or results of operations.

As a result of the above, total revenues increased by $2.4 million or 2.7% in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009.

Cost of Revenues

The following table presents our cost of revenues (in thousands):

	Three months ended January 31,
	2010	2009

Cost of product sales	$45,937	$46,909
Cost of contract manufacturing and services	5,233	3,409
Total cost of revenues	$51,170	$50,318

Cost of product sales as a percentage of product sales improved to 55% in the three months ended January 31, 2010 from 56% in the three months ended January 31, 2009. The decrease in the comparative three months was due to DHA productivity improvements and decreases in our overall cost of ARA.

Cost of contract manufacturing and services was $5.2 million in the three months ended January 31, 2010 and $3.4 million in the three months ended January 31, 2009.  Our contract manufacturing and services margins vary between periods primarily due to contract mix and volume.

See “Management Outlook” for discussion of expected revenue and gross profit margin growth for the second quarter of fiscal 2010.

Operating Expenses

The following table presents our operating expenses (in thousands):

	Three months ended January 31,
	2010	2009

Research and development	$7,066	$6,749
Selling, general and administrative	13,289	13,097
Amortization of intangible assets	1,445	1,781
Acquisition costs	1,187	—
Other operating expenses	34	153
Total operating expenses	$23,021	$21,780

Our research and development costs increased by $300,000 or 5% in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009.  The increase in the comparable three months is primarily due to continued focus on clinical research and product development.  Our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting our products; (ii) improving manufacturing processes; (iii) broadening the market applications for the Company’s life’sDHA™; and (iv) leveraging our microbial technology platform to develop new high-value product offerings. We continue to expect quarter-to-quarter fluctuations in research and development expenses mainly due to the timing of outside services, including third-party clinical trial services.

Our selling, general and administrative costs were relatively unchanged, increasing by $200,000 or 1% in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009.

We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $1.4 million in the three months ended January 31, 2010 and $1.8 million in the three months ended January 31, 2009.  The decrease in the three months ended January 31, 2010 resulted primarily from certain assets becoming fully amortized in the prior period. See Item 1. “Legal Proceedings” of Part II of this Form 10-Q for further discussion of certain patent matters.

We have incurred significant costs associated with our acquisition of Amerifit (see “Recent Highlights”).  In the three months ended January 31, 2010, these costs totaled $1.2 million.  We expect these acquisition costs to continue in the three months ended April 30, 2010, with such costs projected to total approximately $1.5 million in such quarter.  See “Management Outlook” for further discussion.

Interest and Other Income, Net

Interest and other income, net, decreased by $300,000 in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009, due primarily to lower interest earned on cash balances.

Interest Expense

Interest expense was relatively unchanged in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. Since October 31, 2007, there have been no amounts outstanding under the Former Facility. See Note 8 to the consolidated financial statements for additional discussion of the Former Facility and the Credit Agreement we entered in January 2010.

Income Tax Provision

The provision for income taxes reflected an effective tax rate of 37.5% in the three months ended January 31, 2010 and 37.7% in the three months ended January 31, 2009.

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

Net Income

As a result of the foregoing, net income was $9.6 million in the both the three months ended January 31, 2010 and January 31, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which has principally been codified in FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 was effective for us beginning with the first quarter of fiscal 2010. As further described in Note 13 to the consolidated financial statements, we acquired Charter Amerifit LLC and all of its subsidiaries (“Amerifit”) in February 2010. The adoption of ASC 805 did not have a cumulative effect upon adoption; however, ASC 805 will be material to our financial condition and results of operations.  Specifically, the adoption of ASC 805 required the immediate expensing of acquisition-related costs and additional impacts of ASC 805 are anticipated as the total purchase price is allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values on the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the following sources:

•                  cash generated from operations;

•                  cash received from the exercise of stock options; and

•                  debt financing.

Our cash flows for the three months ended January 31, 2010 and 2009 were as follows (in thousands):

	Three months ended January 31,
	2010	2009

Net cash provided by operating activities	$16,425	$8,601
Net cash used in investing activities	(4,521)	(3,840)
Net cash (used in) provided by financing activities	(2,895)	53
Total cash inflows	$9,009	$4,814

Cash and cash equivalents increased $9.0 million since October 31, 2009, largely due to net income of $9.6 million in the quarter which contributed to the generation of $16.4 million in cash from operating activities. Capital expenditures, including both property and equipment as well as patent and other intangible asset costs, totaled $4.6 million during the three months ended January 31, 2010.  In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects.  Our financing activities in the quarter ended January 31, 2010 primarily include payment of $3.3 million for costs related to debt incurred by us in January 2010 as described below.

In January 2010, we entered into a Credit Agreement (the “Credit Agreement”) that includes a $75 million term loan (the “Term Loan”) and a $50 million secured revolving credit facility (the “Revolver”).  The Credit Agreement replaced our existing $135 million credit facility. As of January 31, 2010, we had approximately $150.1 million in cash and cash equivalents.  On February 12, 2010, we reduced our cash balances by $115 million in connection with the acquisition of Amerifit and we received the $75 million in proceeds from the Term Loan and drew down $11 million from the Revolver, both of which were also utilized for the acquisition of Amerifit.

The Term Loan and the Revolver are collateralized by certain of our and our subsidiaries’ assets, including accounts receivable, deposit accounts, inventory and certain software, general intangibles and records pertaining to the foregoing as well as a pledge of 100% of our domestic subsidiaries’ equity.  The Revolver, which may be increased during the term of the facility by up to an additional $50 million subject to certain conditions, expires in February 2013.  The Term Loan matures in February 2013. We are required to make quarterly installment payments on the Term Loan of $3,750,000 beginning April 2010 plus additional annual repayments on January 31 of each year based on consolidated excess cash flow, as defined in the Credit Agreement, of the preceding fiscal year.  As a result of having entered the Credit Agreement and the subsequent financing of our acquisition of Amerifit, our future minimum payments under contractual obligations were amended.  Including the proceeds of the Term Loan and $11 million drawn from the Revolver, minimum payments due in less than one year increase by $15 million, minimum payments due in one to three years increase by $30 million and minimum payments due in three to five years increase by $41 million.

The Term Loan will bear interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  LIBOR is the greater of 1.50% per annum or LIBOR at the time of such determination.  The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on our consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.

At January 31, 2010, our investments had a fair value of $10.6 million and consisted primarily of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 17 to 38 years.  Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek continuing to hold such securities.  Consequently, the investments are not currently liquid and we will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.  To this end, in November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012.  Our ARS holdings to which this relates have a cost basis of approximately $7.3 million and a fair value at January 31, 2010 of approximately $6.1 million.  The Put Agreement, which is deemed a discrete short-term investment, has a recorded fair value at January 31, 2010 of approximately $1.2 million.  The time period until the initial date on which the exercise of the Put Agreement is permitted is currently less than 12 months; therefore, the investment values of the Put Agreement and the ARS to which the Put Agreement relates are classified as short-term investments in the accompanying consolidated balance sheet as of January 31, 2010.  We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs.  Changes to the inputs used as of January 31, 2010 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

We believe that the Revolver, when combined with our cash and cash equivalents on-hand at January 31, 2010 (net of amounts used in connection with the Amerifit acquisition), and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. The ultimate amount of capital that we may require will depend, among other things, on one or more of the following factors:

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

•                  the costs associated with integrating Amerifit into our operations;

•                  the costs of, and any capital requirements related to, future merger and acquisition activity; and

•                  the costs of marketing and commercializing our products.

We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

MANAGEMENT OUTLOOK

Projected results for Martek (not including Amerifit), Amerifit (stand-alone, post-acquisition) and on a consolidated basis for the three months ended April 30, 2010 are as follows:

Three months ended April 30, 2010
(in millions, except per share data)	Martek	Amerifit (a)	Consolidated

Revenue	$95.0 — 99.0	$16.5 — 18.0	$111.5 — 117.0
Earnings before interest and taxes	$16.5 — 18.0	$1.5 — 2.0 (b)	$18.0 — 20.0
Net income			$10.0 — 11.0 (c)
Diluted EPS			$0.30 — 0.33 (c)

(a)	Projected Amerifit results are included for the period from date of acquisition (February 12, 2010) through April 30, 2010.
(b)	Includes non-recurring cost of goods sold adjustment of $1.1 million associated with the estimated effects of a write-up of inventory in connection with purchase accounting.
(c)

Includes estimated acquisition costs, net of tax of $1.4 million ($0.04 per diluted share) and the non-recurring cost of goods sold adjustment noted in (b) above, net of tax of $700,000 ($0.02 per diluted share).

For the second quarter of fiscal 2010, Martek expects infant formula revenue to be between $78.0 million and $82.0 million, non-infant formula nutritional revenue to be between $11.0 million and $12.5 million, and contract manufacturing and services revenue to be between $4.0 million and $4.5 million.

Consolidated gross margin is expected to be between 46.5% and 47.5%, including the non-recurring cost of goods sold adjustment noted above associated with the estimated effects of a write-up of inventory in connection with purchase accounting of $1.1 million, which reduces gross margin by approximately 1%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.

In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM.  As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in Euros.  As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement, we are exposed to risks related to changes in exchange rates between the U.S. dollar and the Euro.  We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations.  We do not enter into foreign currency cash flow hedges for speculative purposes.  While we had no foreign currency forward contracts outstanding at January 31, 2010, we expect to enter into new forward contracts in the future.  We estimate that a 5% change in the Euro-U.S. dollar exchange rate would impact gross margins of our infant formula products by less than 0.5%.

We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings under the Credit Agreement. The Term Loan and the Revolver bear interest at rates that are determined by reference to, at the election of the Company, LIBOR or a base rate that is equal to the higher of the lender’s prime rate, the federal funds rate plus 0.50 % or LIBOR plus 1.50%.  Based on variable-rate borrowings of $86 million used to fund the closing of the acquisition of Amerifit, we estimate that a 1% increase in either LIBOR or the base rate would impact our net income by approximately $600,000.

We have investments at January 31, 2010 with a fair value of $11.8 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the ARS, during fiscal 2008 through fiscal 2010, we recorded net unrealized losses on these securities totaling approximately $2.2 million ($1.4 million, net of income tax benefit), reflecting the decline in the estimated fair value of these securities.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional write-downs. In November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Our ARS holdings to which this relates have a cost basis of approximately $7.3 million and a fair value at January 31, 2010 of approximately $6.1 million.  The Put Agreement, which is deemed a discrete short-term investment, has a recorded fair value of $1.2 million.  The benefits of the Put Agreement are subject to the continued expected performance by the financial institution of its obligations under the agreement.  We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs.  Changes to the inputs used as of January 31, 2010 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

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

b)             Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended January 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009, as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). The following is provided to supplement and update the description of reportable legal proceedings contained in those reports:

Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils, which expires in February 2011.  At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO.  Martek filed its answer to Aventis’ grounds for appeal in July 2006.  The appeal hearing was scheduled for March 2009.  Martek submitted new evidence that the appeal was inadmissible because Aventis was not the proper party.  Because the Appeal Board found that there are questions relating to the admissibility of Aventis’ appeal, it postponed the hearing and directed the parties to submit additional briefs on this issue.  Aventis submitted its brief in May 2009 and Martek submitted its brief in August 2009.  Aventis has filed a further brief, and Martek has responded.  The filing and consideration of these briefs will likely delay the appeal hearing for about one to two years from the original hearing date.  Martek’s patent will remain in full force and effect during the pendency of these proceedings.  Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011.  An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.

Prior to our purchase of OmegaTech in fiscal 2002, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims.  In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing.  Martek and Aventis have appealed.  The patent, which expires in November 2010, will remain in full force and effect during the appeal process. This appeal suffers from the same admissibility problems that Aventis has with the appeal of the DHA patent discussed above.

In October 2007, the EPO granted a patent to Martek for fermentation processes for producing microbial lipids (e.g., DHA oil) under low dissolved oxygen conditions.  Lonza AG filed an opposition against this process patent in July 2008, and Martek filed a written response in April 2009.  A hearing before the Opposition Division of the EPO in Munich, Germany is scheduled for April 2010.  This patent is scheduled to expire in January 2021.

In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit.  Lonza Ltd. was added to the lawsuit.  In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid.  The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals for the Federal Circuit in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings. U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied.

In November 2009, Lonza filed with the U.S. Patent and Trademark Office a Request for Reexamination (“Request”) of U.S. Patent No. 5,698,244. This patent could impact competitors in the food and beverage, dietary supplement and infant formula markets.  After multiple resubmissions, the Office granted this Request in March 2010.

Also, in February 2010, Lonza filed a Request seeking reexamination of Martek’s U.S. Patent No. 6,410,281, which is the only unexpired patent of the three patents that Lonza was found to have infringed in the U.S., as discussed above.  The U.S. Patent and Trademark Office has not ruled on this Request.

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

We filed a patent infringement suit involving Lonza Ltd AG and Capsugel France in France in November 2008.  The complaint alleges infringement of our European patent relating to DHA-containing oils. Lonza requested that the trial be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils.  This EPO Appeal Board hearing was scheduled for March 2009 and has been postponed.  We agreed to dismiss our claims against Capsugel France in November 2009 based on Capsugel and its affiliates agreeing to purchase all of their microbial DHA exclusively from Martek for the life of the patent in question.

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

In 2008, third parties filed Requests seeking reexamination of eleven of Martek’s U.S. patents.  Eight of these Requests were filed by Lonza with respect to eight of Martek’s DHA patents which are generally not relevant to Martek’s infant formula business.  Four of these patents have now expired.  Additionally, in 2008 an anonymous party filed three other Requests with respect to two of Martek’s blended oils patents and one ARA patent, all of which relate to our infant formula business.  The U.S. Patent and Trademark Office granted all eleven of the Requests to initiate a Reexamination process (“Reexamination(s)”).  As a result of Reexaminations, the claims of the subject patents may be upheld in their current form, narrowed, abandoned, or revoked, or the term of a patent may be shortened.  Not all of the claims of the patents are subject to Reexamination.  With respect to the ARA patent, which is scheduled to expire in August 2014, we received a Notice of Intent to Issue a Reexamination Certificate from the examiners in February 2010.  The ARA patent will emerge from this Reexamination with narrower claims, as the broader product claims have been canceled.  Specifically, the reexamined patent will contain narrower product claims and process claims that, among other things, provide patent protection for a production process that we believe: i)  results in higher quality oil and higher ARA potency and ii) is cost efficient compared to other processes for producing ARA.  When combined with our in-licensed patents from our ARA production partner DSM, we believe that it will be technologically difficult and less cost efficient for competitors to design around these claims.  Nonetheless, it is uncertain how much protection they will provide.

In February 2010, an anonymous party filed a new Request seeking reexamination of certain claims of Martek’s ARA patent, discussed above.  Specifically, reexamination of certain claims that were not reexamined during the initial Reexamination and reexamination of other claims which have now been canceled was requested.  The U.S. Patent and Trademark Office has not ruled on this Request.

We received positive advisory actions from the examiners regarding claims pending in the Reexaminations of two DHA patents that have not expired and the two blended oils patents.  The blended oils patents expire in December 2011, which generally coincides with the expiration of some of our infant formula customers’ sole source purchase obligations.  Three Reexamination Certificates have been received for these two DHA patents and one of the two blended oils patents.  We expect the fourth Reeaxmination Certificate for the remaining blended oils patent will issue in March 2010.  The Reexaminations are continuing for the remaining two unexpired DHA patents, and we have been conducting further proceedings with the examiners on these two DHA patents.  If we are unable to obtain commercially meaningful claim coverage, we plan to appeal within the U.S. Patent and Trademark Office, and in the event of a negative outcome, we will have an opportunity to further appeal to the federal courts.  These patents will remain in full force and effect during the appeal process.  However, if the appeals are not successful or are not pursued, some or all of the claims of these patents could be revoked.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks set forth in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009 and all other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC”). If any of the risks contained in those reports, or described below, actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.

As described in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Recent Highlights”, on February 12, 2010, Martek acquired Charter Amerifit LLC and all of its subsidiaries (“Amerifit”). Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO®, the leading OTC brand addressing symptom relief, detection and prevention of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause. Upon the closing of the acquisition, we paid for the benefit of Amerifit’s equity holders total cash consideration of approximately $201 million, net of cash acquired.

The risk factors below are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009.  These updates and supplements are intended to address the material risks associated with the Amerifit acquisition and business, in general.  Please note that certain risks associated with Martek’s nutritional oils business included in the Form 10-K for the year ended October 31, 2009 are also risks which apply to the Amerifit business.

These risks include those which relate to:

•                  the potential effects of the global economic recession,

•                  the potential effects of reliance on relatively few, large customers,

•                  the potential effects of allegedly unsubstantiated product efficacy claims,

•                  the potential effects of product liability claims and recalls,

•                  the potential effects of unfavorable future clinical trials,

•                  the potential effects of non-compliance with regulatory requirements,

•                  the potential effects of fluctuations in the availability and cost of raw materials and energy,

•                  the potential effects of failed product launches,

•                  the potential effects of current and future competitive products and

•                  the potential effects of real or perceived product safety and quality issues.

It should be noted that certain of these previously-disclosed risk factors referred and related specifically to our nutritional oils. While they have not been updated and restated below, on a going forward basis, these general risks are intended to include all products offered and businesses owned and operated by Martek.

Risk factors to supplement and update those included in the Form 10-K for the year ended October 31, 2009 are as follows:

We may fail to realize the anticipated strategic and sales synergies expected from the Amerifit acquisition, which could adversely affect our operating results and the market price of our common stock.

The success of the Amerifit acquisition will depend, in significant part, on our ability to successfully integrate Amerifit into our operations, and realize the anticipated benefits and synergies to be derived from the combination of the two businesses. We believe that Amerifit’s product portfolio and sales and marketing infrastructure will accelerate the execution of our corporate and product development strategy and provide opportunities to significantly improve our product development investment. However, an inability by us to develop future products or to utilize the existing Amerifit sales and marketing infrastructure for the commercialization of such future products may cause actual operating, strategic and sales synergies to be lower than we expect or to take longer to achieve than anticipated, if achieved at all. In addition, if we are not able to adequately address the integration challenges above, we may be unable to realize the anticipated benefits of the transaction. If we are not able to achieve these objectives, the value of Martek’s common stock may be adversely affected.

In order to consummate the Amerifit acquisition, we have taken on substantial additional indebtedness and materially reduced our cash balance.

In accordance with the agreement and plan of merger, we agreed to pay the former equity holders of Amerifit $201 million in cash, net of cash acquired. We financed the acquisition though existing cash of approximately $115 million along with the proceeds from the $75 million term loan and $11 million drawn down from a new revolving credit facility. The cash expenditure significantly reduced our cash balance, and along with the debt incurred, could adversely affect our business. In particular, we could be more vulnerable to any sustained regional or global downtown or slow economic recovery and our ability to obtain further financing and pursue certain operational and strategic opportunities could be limited. Our indebtedness and lower cash balance may also put us in a competitive disadvantage to competitors with greater resources.

The Amerifit acquisition may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

Our purchase of the Amerifit may expose us to significant unanticipated liabilities. We may incur unforeseen liabilities relating to the operation of the newly-acquired business. The liabilities may include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers or vendors, and claims by or amounts owed to suppliers. We have placed $25 million in an escrow to secure certain indemnification obligations of Amerifit’s previous equity holders; however, the incurrence of unforeseen or unanticipated liabilities, should they be significant and in excess of the amounts placed in escrow, could have a material adverse affect on our business, results of operations and financial condition.

The transaction may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

We currently anticipate that the transaction will be accretive to earnings per share for fiscal 2010. This expectation is based on preliminary estimates which may materially change. We could encounter unanticipated integration-related costs or fail to realize all of the benefits of the transaction that underlie our financial model and expectations as to profitability. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the transaction and cause a decrease in the price of our common stock.

We must be successful in the retention, motivation and recruitment of key executives and employees.

We must continue to retain, motivate and recruit executives and other key employees to realize the benefits of the Amerifit acquisition. Experienced employees are in high demand and competition for their talents can be intense. Employees of Martek and employees of Amerifit that are now part of the Martek corporate organization may experience uncertainty, real or perceived, about their future role at Martek. These potential distractions may adversely affect the ability to retain, motivate and recruit executives and other key employees and keep them focused on corporate strategies and objectives. The failure to attract, retain and motivate executives and other key employees following completion of the transaction could have a negative impact on our business.

The Amerifit business relies on third- party manufacturers for the production of its product portfolio.

We use third- party manufacturers to produce Amerifit products. In most cases, these third- party manufacturers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current good manufacturing practices (GMPs). The loss of a contract manufacturer may force us to shift production to a different supplier and possibly cause manufacturing delays, disrupt our ability to fill orders or require us to suspend production until we find another third party manufacturer, if one can be found at all. Should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business. Disruption in supply by our third-party manufacturers could have a material adverse effect on the future sales and operations of the Amerifit business.

The Amerifit business could be adversely affected if we are unable to successfully protect our intellectual property or defend claims of infringement by others.

The Amerifit trademarks are of material importance to the Amerifit business. Substantially all of Amerifit’s current revenues are from products bearing proprietary brand names. Although our principal brand names are registered trademarks in the United States and certain foreign countries, there can be no assurance that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. There can also be no assurance that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair our brands, harm our reputation and materially adversely affect our financial results.

Changes to regulatory requirements to which our business is subject could have a material effect on our results of operations.

Our products and our manufacturing and research activities are subject to varying degrees of regulation and various regulatory authorities in the United States and abroad.  These regulatory authorities include, but are not limited to, the Food and Drug Administration and Federal Trade Commission in the United States as well as agencies and entities providing similar functions throughout the rest of the world.  The various regulatory requirements are complex and constantly changing, sometimes quite unpredictably, due, in part, to changes in agendas of political, business and environmental groups as well as government priorities.  We may be required to incur substantial costs to comply with current or future laws and regulations, or new interpretations of existing laws and regulations, and our operations, business or financial condition could be adversely affected by such future requirements or interpretations of existing requirements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

2.01

Agreement and Plan of Merger, dated January 21, 2010, among Martek Biosciences Corporation, Pearl, LLC, Charter Amerifit LLC, Charter Amerifit Holding Corporation, AB Merger Sub, Inc., Amerifit Brands, Inc. and AB SR LLC. (1)

10.01	Credit Agreement, dated to be effective as of January 21, 2010, by and between Martek Biosciences Corporation, Manufacturers and Traders Trust Company, and the lenders identified therein.(1)

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed or furnished herewith.

(1) Incorporated by reference from our Current Report on Form 8-K (File No. 0-22354) filed with the Securities and Exchange Commission on January 26, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date:	March 12, 2010	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.01

Agreement and Plan of Merger, dated January 21, 2010, among Martek Biosciences Corporation, Pearl, LLC, Charter Amerifit LLC, Charter Amerifit Holding Corporation, AB Merger Sub, Inc., Amerifit Brands, Inc. and AB SR LLC. (1)

10.01	Credit Agreement, dated to be effective as of January 21, 2010, by and between Martek Biosciences Corporation, Manufacturers and Traders Trust Company, and the lenders identified therein.(1)

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed or furnished herewith.

(1) Incorporated by reference from our Current Report on Form 8-K (File No. 0-22354) filed with the Securities and Exchange Commission on January 26, 2010.