Form 10-Q
period 2010-04-30
MARTEK BIOSCIENCES CORP
filed 2010-06-09
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

The number of shares of Common Stock outstanding as of June 1, 2010 was 33,460,268.

MARTEK BIOSCIENCES CORPORATION

FORM 10-Q

For The Quarterly Period Ended April 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
In thousands, except share and per share data	2010 (unaudited)	October 31, 2009

Assets
Current assets
Cash and cash equivalents	$30,207	$141,063
Short-term investments	7,292	7,301
Accounts receivable, net	68,234	44,304
Inventories, net	119,456	116,179
Deferred tax asset	25,071	24,303
Other current assets	6,368	5,240
Total current assets	256,628	338,390

Property, plant and equipment, net	249,396	252,279
Long-term investments	4,579	4,495
Goodwill	150,567	51,592
Customer relationships, net	90,154	—
Other intangible assets, net	89,541	42,631
Other assets, net	3,834	430

Total assets	$844,699	$689,817

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,031	$13,122
Accrued liabilities	38,410	18,243
Current portion of notes payable and other long-term obligations	16,295	410
Current portion of deferred revenue	970	2,981
Total current liabilities	75,706	34,756

Notes payable and other long-term obligations	28,110	400
Long-term portion of deferred revenue	8,155	8,426
Deferred tax liability	71,872	10,091

Total liabilities	183,843	53,673

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,460,268 and 33,269,686 shares issued and outstanding, respectively	3,346	3,327
Additional paid-in capital	560,011	557,519
Accumulated other comprehensive loss	(633)	(674)
Retained earnings	98,132	75,972

Total stockholders’ equity	660,856	636,144

Total liabilities and stockholders’ equity	$844,699	$689,817

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended April 30,		Six months ended April 30,
Unaudited - In thousands, except per share data	2010	2009	2010	2009

Revenues:
Product sales	$119,082	$88,152	$203,168	$172,174
Contract manufacturing and collaborations	4,886	4,259	10,556	7,600

Total revenues	123,968	92,411	213,724	179,774

Cost of revenues:
Cost of product sales	62,362	49,299	108,299	96,208
Cost of contract manufacturing and collaborations	4,097	4,017	9,330	7,426

Total cost of revenues	66,459	53,316	117,629	103,634

Gross margin	57,509	39,095	96,095	76,140

Operating expenses:
Research and development	8,821	7,157	15,887	13,906
Selling, general and administrative	17,926	12,280	30,706	25,031
Advertising and promotion	3,965	595	4,474	941
Amortization of intangible assets	2,594	1,595	4,039	3,376
Acquisition costs	1,801	—	2,988	—
Other operating expenses	171	569	205	722

Total operating expenses	35,278	22,196	58,299	43,976

Income from operations	22,231	16,899	37,796	32,164

Interest and other income, net	(26)	280	(75)	535
Interest expense	(1,352)	(94)	(1,440)	(189)

Income before income tax provision	20,853	17,085	36,281	32,510
Income tax provision	8,336	6,068	14,121	11,887

Net income	$12,517	$11,017	$22,160	$20,623

Net income per share
Basic	$0.37	$0.33	$0.66	$0.62
Diluted	$0.37	$0.33	$0.66	$0.62

Weighted average common shares outstanding
Basic	33,383	33,190	33,329	33,170
Diluted	33,578	33,310	33,514	33,349

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended April 30,
Unaudited – In thousands	2010	2009

Operating activities

Net income	$22,160	$20,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,021	14,115
Deferred tax provision	13,795	11,244
Equity-based compensation expense	2,305	1,924
Loss on asset disposal and other, net	605	467
Changes in operating assets and liabilities:
Accounts receivable	(10,905)	(12,460)
Inventories	4,427	(10,016)
Other assets	1,145	1,119
Accounts payable	2,942	4,687
Accrued liabilities	11,417	(5,571)
Deferred revenue and other liabilities	(1,938)	(501)

Net cash provided by operating activities	62,974	25,631

Investing activities

Cash paid for acquisition of Amerifit, net of cash acquired	(200,743)	—
Sales of investments and marketable securities, net	50	—
Expenditures for property, plant and equipment	(6,827)	(5,263)
Capitalization of intangible assets	(2,458)	(4,435)

Net cash used in investing activities	(209,978)	(9,698)

Financing activities

Repayments of notes payable and other long-term obligations	(35,061)	(59)
Proceeds of term loan	75,000	—
Borrowings from revolving line of credit	11,000	—
Repayments of borrowings from revolving line of credit	(11,000)	—
Payment of debt issuance costs	(3,944)	—
Issuance of common stock under employee stock plans	1,202	111
Tax payments from shares withheld upon vesting of restricted stock units	(1,047)	(536)

Net cash provided by (used in) financing activities	36,150	(484)

Foreign currency translation adjustment	(2)	—

Net (decrease) increase in cash and cash equivalents	(110,856)	15,449
Cash and cash equivalents, beginning of period	141,063	102,495

Cash and cash equivalents, end of period	$30,207	$117,944

Supplemental cash flow disclosures:
Interest paid	$742	$101
Income taxes paid	$550	$734
Long-term license fee obligation	$2,229	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Martek Biosciences Corporation (the “Company” or “Martek”), a Delaware corporation, was founded in 1985. The Company is a leader in the innovation, development, production and sale of high-value products from microbial sources that promote health and wellness through nutrition.  The Company’s technology platform consists of its core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing.  This technology platform has resulted in the Company’s development of a number of products, including its flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid) important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds.  Martek also produces life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.   The Company’s DHA and ARA are collectively referred to as “nutritional ingredients”.

On February 12, 2010, Martek completed the acquisition of Charter Amerifit LLC and all of its subsidiaries (“Amerifit”). Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products include: Culturelle®, a leading probiotic supplement; AZO, the leading over-the-counter brand addressing symptom relief, detection and prevention of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.  The products sold through the Amerifit subsidiary are collectively referred to as “branded consumer health products”.   The Company sells its branded consumer health products to retail outlets, including most major mass, club, drug, food and specialty stores in the United States.  The results of operations of Amerifit are included in our consolidated financial statements as of the acquisition date for the three and six months ended April 30, 2010.

Martek also provides contract manufacturing and performs technical collaboration work with corporate partners.  The contract manufacturing services are for both large and small companies and relate primarily to the production of enzymes, specialty chemicals, vitamins, and agricultural specialty products.  Collaboration work utilizes the Company’s core expertise in microbial biology, algal genomics, fermentation and downstream processing to collaborate with these corporate partners in the development of new products and technologies.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.  The accompanying unaudited financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

Consolidation The consolidated financial statements include the accounts of Martek and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation, Martek Biosciences Kingstree Corporation and Martek Amerifit LLC (formerly called Charter Amerifit LLC) along with its subsidiaries, Martek Amerifit Holding Corporation, Amerifit Brands, Inc., Amerifit, Inc., Amerifit Pharma, Inc. and Estroven Ltd., after elimination of all significant intercompany balances and transactions.

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

Revenue Recognition The Company derives revenue from three sources: product sales, contract manufacturing and collaborations. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, the product is shipped and title and risk of loss are transferred. Sales are recorded net of allowances for returns, trade promotions, coupons and other discounts. Additionally, with respect to its branded consumer health products, the Company routinely commits to trade-promotion programs with its retail customers that require the Company to estimate and accrue the expected costs of such programs. Trade-promotion programs include cooperative marketing programs, temporary price reductions, slotting and other trade-promotion activities conducted by the retail customer. Trade-promotion costs are recorded as a reduction of product sales.

A number of infant formula license contracts for nutritional ingredients include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. The consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period, which requires an estimation of total production shipments over that time frame.  Amounts billed in excess of the estimated average price are recorded as deferred revenue.  Conversely, a receivable is recorded for the excess of the estimated average price over amounts billed. Estimates of average prices are reviewed and, if necessary, adjusted periodically based on updated estimates of product shipments during each contract year.  The Company’s historical estimates of product shipments have approximated actual results.  Amounts recorded as either deferred revenue or a receivable are settled at the end of each contract year, which generally is December 31.  Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period.  Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement and included in product sales in the consolidated statements of income.

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

Shipping Income and Costs   Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues.  Shipping and handling costs were approximately $1.1 million and $1.8 million in the three and six months ended April 30, 2010, respectively, and $500,000 and $1.2 million in the three and six months ended April 30, 2009, respectively.

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

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria.  If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in management’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts.  The Company also recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.  It is reasonably possible that the total amount of unrecognized tax benefits as of April 30, 2010 will change within the next 12 months as various uncertainties are resolved.  The Company cannot reasonably estimate the range of potential outcomes.

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

The Company’s foreign subsidiary, Estroven Ltd., maintains its accounts in its respective local currency, the Pound Sterling.   Assets and liabilities are translated to U.S. dollars at period-end exchange rates.  Income and expenses are translated at average rates of exchange prevailing during the reporting period.  Foreign currency translation adjustments are accumulated and reported as other comprehensive income.  The effects of changes in exchange rates on foreign currency transactions included in net income are not material.

The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM.   The Company does not use derivative financial instruments for speculative purposes.   These forward contracts are highly effective cash flow hedges and qualify for hedge accounting.   Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until the related product is sold.    As of April 30, 2010, outstanding forward contracts had notional values aggregating approximately 1.9 million Euros (equivalent to $2.6 million at April 30, 2010), which mature by September 2010. Amounts recorded due to hedge ineffectiveness have not been material.

Advertising and Promotion The Company advertises and promotes its products primarily through national and regional print and electronic media and expenses such activities when the promotion is run, the electronic advertising is aired or the print media is released publicly.

Acquisition Costs Acquisition costs are expensed as incurred.  These costs primarily include investment banking and professional service fees directly attributable to the Company’s acquisition of Amerifit in February 2010.

Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, changes in the market value of exchange rate forward contracts designated as cash flow hedges and foreign currency translation adjustments in other comprehensive income.

Investments The Company has classified investments at April 30, 2010 and October 31, 2009 as either trading or available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.

The Company periodically evaluates whether any declines in the fair value of its available-for-sale investments are other than temporary.  This evaluation consists of a review of several factors, including, but not limited to:  length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near term prospects for recovery of the market value of a security; the intent of the Company to sell the impaired security;  and whether the Company will be required to sell the security  prior to the anticipated recovery in market value.  Declines in value below cost for debt securities where it is considered probable that all contractual terms of the security will be satisfied, where the decline is due primarily to changes in interest rates (and not because of increased credit risk), and where the Company does not intend to sell or would be required to sell the investment prior to a recovery of amortized cost, are assumed to be temporary. If management determines that an other-than-temporary impairment exists, the carrying value of the investment will be reduced to the current fair value of the investment.  An other-than-temporary impairment resulting from credit-related matters is recognized as a charge in the consolidated statements of income equal to the amount of the carrying value reduction. Other-than-temporary impairment write-downs resulting from non-credit-related matters are recognized in other comprehensive income.

The fair value option for financial assets and liabilities permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company has elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”), which is recorded within short-term investments at April 30, 2010. The Put Agreement is the only instrument of its nature or type held by the Company and for which the Company has elected the fair value option. See Note 6 for further discussion.

The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.

Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at April 30, 2010 and October 31, 2009.  See Note 7 for further discussion of the Company’s fair value measurements.

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

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company’s amortizing intangible assets, which consist primarily of patents, licenses, trademarks unrelated to Amerifit and customer relationships resulting from the Amerifit acquisition, are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 10 to 18 years.

Trademarks resulting from the Amerifit acquisition have been determined to have an indefinite useful life.  During the period these assets are considered indefinite-lived, the trademarks will not be amortized but will be tested for impairment on an annual basis and between annual tests if management becomes aware of any events occurring or changes in circumstances that would potentially indicate a reduction in the fair value of the trademarks below their carrying amounts. Furthermore, during this non-amortizing period, the trademarks will be evaluated for determining whether events and circumstances continue to support an indefinite useful life. If a trademark not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

See Note 3 for further discussion of the goodwill and other intangible assets associated with the Company’s acquisition of Amerifit in February 2010.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Assets are grouped and evaluated for impairment at the lowest level for which there is identified cash flows.  The Company deems an asset to be impaired if a forecast of undiscounted cash flows is less than its carrying amount.  The impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company generally measures fair value by discounting projected future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recently Issued Accounting Pronouncements In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which has principally been codified in FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 was effective for the Company beginning with the first quarter of fiscal 2010. As further described in Note 3, the Company acquired Charter Amerifit LLC and all of its subsidiaries (“Amerifit”) in February 2010. The adoption of ASC 805 did not have a cumulative effect upon adoption; however, ASC 805 will be material to the Company’s financial condition and results of operations.  Specifically, the adoption of ASC 805 required the immediate expensing of acquisition-related costs and additional impacts of ASC 805 are anticipated as the total purchase price is allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values on the date of acquisition.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The Company is assessing what impact, if any, the adoption of ASU 2009-13 may have on its consolidated financial statements.

3. ACQUISITION OF AMERIFIT

On February 12, 2010, Martek completed the acquisition and obtained 100% of the voting interests of Amerifit.  In addition to the Company’s expectation that the Amerifit acquisition will be financially accretive, Martek expects to be able to use Amerifit’s marketing platform to commercialize and distribute the nutritional health and wellness products that Martek is currently developing. See Note 1 for an overall description of the Amerifit business.

The results of operations of Amerifit since February 12, 2010 have been included in the Company’s consolidated statements of income. This includes revenue of $18.0 million and income from operations of $1.9 million for the three and six months ended April 30, 2010.

Upon the closing of the acquisition, Martek paid total cash consideration of approximately $218 million, of which amount $27 million was placed into an escrow that secures certain post-closing adjustment obligations and certain indemnification obligations.  The consideration included approximately $1 million related to the effects of the preliminary determinations of Amerifit’s net debt level and net working capital at the closing, both of which are subject to adjustment based on the final determinations of what Amerifit’s net debt level and net working capital actually were at the closing.  The Company expects these final determinations to be made by October 31, 2010.  To finance the Amerifit acquisition, Martek utilized existing cash of approximately $115 million, proceeds from the $75 million Term Loan (as defined below), $11 million drawn from the Revolver (as defined below) and approximately $17 million of cash held by Amerifit at closing.  See Note 11 for additional discussion of the debt instruments.

Under the acquisition method of accounting, the total purchase price will be allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values as of the February 12, 2010 closing date of the acquisition. The table below summarizes the preliminary allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at February 12, 2010.  This preliminary allocation is based upon information that was available to management at the time the financial statements were prepared.  Accordingly, the allocation may change.  The Company has no information that indicates the final purchase price allocation could differ materially from the preliminary estimates noted below other than potential changes associated with the final determination of deferred tax assets acquired and certain accrued liabilities assumed in connection with the acquisition of Amerifit.

(In thousands)

Assets
Cash	$17,145
Accounts receivable	13,025
Inventories	7,634
Other current assets	2,243
Identifiable intangible assets	137,260
Property and equipment	1,813

Total identifiable assets acquired	179,120

Liabilities
Accounts payable and accrued expenses	(10,218)
Deferred tax liability	(49,376)
Other liabilities	(614)

Total liabilities assumed	(60,208)

Net identifiable assets acquired	118,912
Goodwill	98,975

Net assets acquired	$217,887

The estimated fair value of the inventory acquired resulted in a $1.9 million step-up from cost.  Of such step-up, $1.7 million was recorded as a cost of product sales in the three and six months ended April 30, 2010 in the accompanying consolidated statements of income.  The cost basis of all other current assets acquired, all current liabilities assumed and of all acquired property and equipment approximated their fair values.

Identified Intangible Assets

A substantial portion of the assets acquired consisted of intangible assets related to customer relationships, trademarks and the Culturelle® drug master file (“DMF”). Management determined that the estimated acquisition-date fair values of the intangible assets related to Amerifit’s customer relationships, trademarks and the DMF were $91.4 million, $45.4 million and $500,000, respectively.

The Company used the income method to estimate the value of Amerifit’s customer relationships. Through this approach, the fair value of these customer relationships was determined by discounting to their present value the estimated cash flows associated with the existing customers as of the date of acquisition taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers, net of operating expenses and other intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. A discount rate was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. Martek expects to amortize the value of Amerifit’s customer relationships using an accelerated method over a period of 18 years, which is the period over which the acquired customers are expected to contribute future cash flows to the Company. An accelerated amortization method was considered the most appropriate means of reflecting the consumption of the asset relative to the pattern of economic benefits derived from the customer relationships.

The Company used the relief-from-royalty method to estimate the fair value of Amerifit’s trademarks. Through this method, the fair value of the trademarks was determined based on the present value of the projected cost savings attributable to the ownership of the asset. This approach is based on the theory that the owner of the intangible asset is relieved of paying a royalty or license fee for the use of the trademark. The method included assumptions related to projected revenues attributable to the trademark and a reasonable market royalty rate that would otherwise be charged by a licensor of the trademark to a licensee of the trademark. A discount rate was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital. As there are believed to be no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the acquired trademarks are expected to contribute directly or indirectly to our future cash flows, the trademarks are determined to have an indefinite useful life.

The Company used the cost approach to value the DMF.  The cost approach measures the value of an asset by the cost to replace it with another of like utility.

Deferred Income Taxes

The $2.4 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss carryforwards acquired. The $51.8 million of deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the identifiable intangible assets.

Goodwill

The excess of the consideration transferred over the fair values assigned to the identifiable assets acquired and liabilities assumed was $99.0 million, which represents the goodwill amount resulting from the acquisition. Management believes that the goodwill mainly represents the future earnings potential of Amerifit as well as the economic synergies to be gained from Martek using Amerifit’s marketing platform to commercialize and distribute the nutritional health and wellness products that Martek is currently developing. The Company has recorded the goodwill as an intangible asset in our consolidated balance sheet as of the acquisition date and has attributed the goodwill to Martek’s branded consumer health products segment.  The assignment of goodwill to reporting units has not been completed. Goodwill is tested for impairment on an annual basis and between annual tests if management becomes aware of any events occurring or changes in circumstances that would potentially indicate a reduction in the fair value of the goodwill below its carrying amount.  None of the goodwill generated from the Amerifit acquisition is expected to be deductible for tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Martek and Amerifit for the three and six months ended April 30, 2010 and 2009 as if the acquisition of Amerifit had been completed on November 1, 2009 and 2008, respectively, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Martek and Amerifit. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Revenues	$126,981	$111,953	$237,335	$216,361

Net income	$13,776	$12,663	$28,296	$22,807

Net income per share
Basic	$0.41	$0.38	0.85	0.69
Diluted	$0.41	$0.38	0.84	0.68

4. SEGMENT INFORMATION

Martek operates in two material business segments, the development and commercialization of high-value nutritional ingredients products from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.   Outside of these two segments, the Company derives revenues primarily from contract manufacturing and collaborations, which are included in “other” in the tables below.

Martek measures segment performance based on income from operations.  As follows are segment revenues and overall segment operating performance (in thousands).

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Segment Revenues
Branded consumer health products	$18,009	$—	$18,009	$—
Nutritional ingredients	99,668	87,163	182,772	170,036
Other	6,291	5,248	12,943	9,738
Total	$123,968	$92,411	$213,724	$179,774

Segment Income (Loss) From Operations
Branded consumer health products	$1,893	$—	$1,893	$—
Nutritional ingredients	19,680	17,149	35,320	32,591
Other	658	(250)	583	(427)
Total	$22,231	$16,899	$37,796	$32,164

Included in segment operating performance is depreciation and amortization attributed to the branded consumer health products segment of $1.5 million in the three and six months ended April 30, 2010 and depreciation and amortization attributed to the nutritional ingredients segment of $6.0 million and $12.4 million in the three and six months ended April 30, 2010, respectively, and $6.2 million and $12.5 million in the three and six months ended April 30, 2009, respectively.

Approximately 78% and 76% of the Company’s nutritional ingredients sales in the three and six months ended April 30, 2010, respectively, were generated by sales to its top five nutritional ingredients customers.  In addition, approximately 51% of the Company’s branded consumer health products sales in both the three and six months ended April 30, 2010 was generated by sales to its top two branded consumer health products customers. Although the Company is not given precise information by its customers as to the countries in which its nutritional ingredients are sold, the Company estimates that approximately 50% of its nutritional ingredients sales for the three and six months ended April 30, 2010 and the three and six months ended April 30, 2009 relate to sales in the U.S. Virtually all sales of branded consumer health products are to customers in the U.S.

Assets of the branded consumer health products segment total $264.3 million at April 30, 2010.  The remainder of the Company’s assets are almost entirely related to the operations of the nutritional ingredients segment.

5. DSM SUPPLY AND LICENSE AGREEMENT

In July 2009, the Company entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of April 30, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $58.4 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by Martek in the normal course of business. Under certain circumstances, either Martek or DSM may terminate the Restated Agreement after 2012. Upon early termination by Martek, Martek would be required to make a payment to DSM with the value of such payment decreasing over the remaining term of the Restated Agreement and being dependent upon DSM’s physical infrastructure at the early termination date. A termination payment by Martek as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million.

6. INVESTMENTS

At April 30, 2010 and October 31, 2009, the Company had investments consisting of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 38 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek continuing to hold such securities. Consequently, the investments are not currently liquid and the Company will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.

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

In November 2008, the Company executed a Put Agreement with a financial institution that provides Martek the ability to sell certain of its ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012 (see further discussion below). The Company’s ARS holdings to which this relates have a cost basis of approximately $7.3 million and a fair value at April 30, 2010 of approximately $6.2 million.  Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity.  Therefore, the Company has classified such investments as “trading”.  Net gains associated with these ARS of approximately $100,000 during the three and six months ended April 30, 2010 were recognized in interest and other income in the consolidated statements of income. In the six months ended April 30, 2009, the Company recognized a $1.9 million impairment charge on these ARS, which was recognized in interest and other income in the consolidated statements of income.  The impairment charge consisted of $1.0 million of unrealized losses reclassified from other comprehensive income and $900,000 of unrealized fair value declines occurring after such reclassification, of which $170,000 was recognized during the three months ended April 30, 2009.

The Company has recorded the Put Agreement at its fair value, which as of April 30, 2010 is approximately $1.1 million. The Company elected to adopt the fair value option for the Put Agreement so that future changes in the fair value of this asset will largely offset the fair value movements of the related ARS. The Company believes that the accounting for the Put Agreement will then match its purpose as an economic hedge to the changes in the fair value of the related ARS. The ability of the Put Agreement to act as an economic hedge is subject to the continued expected performance by the financial institution of its obligations under the agreement. The fair value of the Put Agreement considers, among other things, the

creditworthiness of the issuer and the liquidity of the financial instrument.   In May 2010, Martek alerted the financial institution of the Company’s intention to sell the ARS covered by the Put Agreement on June 30, 2010.   Due to the Company’s intent to sell its ARS covered by the Put Agreement to the financial institution on June 30, 2010, the fair value of such ARS along with the fair value of the Put Agreement are classified as short-term investments in the accompanying consolidated balance sheet as of April 30, 2010.  Net losses associated with the Put Agreement of approximately $100,000 during the three and six months ended April 30, 2010 were recognized in interest and other income in the consolidated statements of income.   In the six months ended April 30, 2009, the Company recognized a gain of $1.8 million related to the Put Agreement, which was recognized in interest and other income in the consolidated statements of income, of which $219,000 was recognized during the three months ended April 30, 2009.

As of April 30, 2010, the Company’s ARS holdings not covered by the Put Agreement have a cost basis of approximately $5.6 million and a fair value of approximately $4.6 million. The total decline in fair value of $1.0 million has been recorded as a net reduction to other comprehensive income. The Company believes that the unrealized losses on these ARS are temporary.   In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities, the intent of the Company to sell the impaired security, and whether the Company will be required to sell the security prior to the anticipated recovery in market value.  The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.  Due to the underlying maturities of these investments and the Company’s belief that the market for the ARS not covered by the Put Agreement may take in excess of twelve months to fully recover, the fair value of such ARS is classified as long-term investments in the accompanying consolidated balance sheet as of April 30, 2010.  Net unrealized gains associated with these ARS during the three and six months ended April 30, 2010 were not material.  In six months ended April 30, 2009, the Company recognized $600,000 as a reduction to other comprehensive income related to the temporary unrealized losses for the Company’s ARS not covered by the Put Agreement, of which $300,000 was recorded as an increase to other comprehensive income during the three months ended April 30, 2009.

7. FAIR VALUE MEASUREMENTS

The Company has adopted the provisions of guidance codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for financial instruments. ASC 820 defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value and requires expanded disclosures about fair value measurements.  The ASC 820 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

As of April 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These financial assets were as follows (in thousands):

	As of April 30, 2010
	Level 1	Level 2	Level 3	Balance
Assets
Available-for-sale securities (1)	$—	$—	$4,579	$4,579
Trading securities (2)	—	—	6,208	6,208
Put Agreement(2)	—	—	1,084	1,084
Investments in money market funds (3)	5,110	—	—	5,110
Total assets	$5,110	$—	$11,871	$16,981

Liabilities
Exchange rate forward contracts (4)	—	14	—	14
Total liabilities	$—	$14	$—	$14

(1)          Included in long-term investments in the accompanying consolidated balance sheets.

(2)          Included in short-term investments in the accompanying consolidated balance sheets.

(3)          Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(4)          Included in accrued liabilities in the accompanying consolidated balance sheets.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended April 30, 2010 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on January 31, 2010	$10,644	$1,190	$11,834

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	120	(106)	14
Included in other comprehensive income	23	—	23
Purchases, sales, issuances and settlements, net	—	—	—

Balance on April 30, 2010	$10,787	$1,084	$11,871

(1) See Note 6 for discussion of Auction Rate Securities and related Put Agreement.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended April 30, 2010 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on November 1, 2009	$10,575	$1,221	$11,796

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	178	(137)	41
Included in other comprehensive income	84	—	84
Purchases, sales, issuances and settlements, net	(50)	—	(50)

Balance on April 30, 2010	$10,787	$1,084	$11,871

(1) See Note 6 for discussion of Auction Rate Securities and related Put Agreement.

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

(1) See Note 6 for discussion of Auction Rate Securities and related Put Agreement.

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

(1) See Note 6 for discussion of Auction Rate Securities and related Put Agreement.

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

8.  INVENTORIES

Inventories consist of the following (in thousands):

	April 30,	October 31,
	2010	2009

Finished goods	$66,709	$56,203
Work in process	46,739	56,501
Raw materials	6,008	3,475

Inventories, net	$119,456	$116,179

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors.  Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	April 30,	October 31,
	2010	2009

Land	$2,320	$2,320
Building and improvements	69,264	67,094
Machinery and equipment	270,106	266,257
Furniture and fixtures	3,309	3,094
Computer hardware and software	18,708	17,220
	363,707	355,985
Less: accumulated depreciation and amortization	(125,124)	(113,437)
	238,583	242,548
Construction in progress	10,813	9,731

Property, plant and equipment, net	$249,396	$252,279

Assets available for commercial use that were not in productive service had a net book value of $32.7 million and $34.4 million at April 30, 2010 and October 31, 2009, respectively.  Depreciation as well as certain other fixed costs related to such idle assets is recorded as cost of product sales in the accompanying consolidated statements of income.

10.  INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following (in thousands):

	April 30, 2010			October 31, 2009
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks (amortizing)	$2,242	$(1,087)	$1,155	$2,202	$(1,004)	$1,198
Trademarks (indefinite-lived)	45,400	—	45,400	—	—	—
Patents	28,421	(10,986)	17,435	25,732	(9,046)	16,686
Current products	10,676	(5,719)	4,957	10,676	(5,363)	5,313
Licenses and other	27,603	(7,009)	20,594	24,899	(5,465)	19,434
	114,342	(24,801)	89,541	63,509	(20,878)	42,631

Customer relationships	91,400	(1,246)	90,154	—	—	—
Goodwill	150,567	—	150,567	51,592	—	51,592

	$356,309	$(26,047)	$330,262	$115,101	$(20,878)	$94,223

See Note 3 for discussion of the additions to trademarks, customer relationships and goodwill resulting from the Amerifit acquisition in February 2010.

In February 2009, Martek entered into a license agreement with an international food company for certain patented technology expected to be used in the production of Martek’s life’sDHA™ for certain applications. Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, Martek paid an upfront license fee of $1.0 million.  In April 2010, certain development goals were achieved by the licensor related to the licensed technology which has resulted in future license payment obligations for Martek.  During the three months ended April 30, 2010, the Company recorded the present value of such future payments, totaling approximately $2.2 million, as an additional license fee asset as well as a license fee obligation.   In addition, Martek will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology, including certain minimum royalty payments of approximately $2.0 million, and may be required to pay additional license fees of approximately $2.5 million if certain commercially beneficial rights are exercised by the Company in the future.  The license fees paid in connection with this arrangement are being amortized over 10 years.

Included in amortization of intangible assets is approximately $2.4 million and $3.6 million in the three and six months ended April 30, 2010, respectively, and approximately $1.4 million and $3.0 million in the three and six months ended April 30, 2009, respectively, related to assets supporting the Company’s commercial products.

Based on the current amount of intangible assets subject to amortization, the estimated total amortization expense for each year in fiscal 2010 through fiscal 2014 will be approximately $12.4 million, $14.1 million, $12.9 million, $12.6 million and $12.0 million, respectively.

11.  NOTES PAYABLE AND LONG-TERM DEBT

In January 2010, the Company entered into a Credit Agreement, subsequently amended in March 2010 (the “Credit Agreement”), that includes a $75 million term loan (the “Term Loan”) and a $100 million secured revolving credit facility (the “Revolver”).  The Credit Agreement replaced the existing $135 million credit facility (the “Former Facility”). The proceeds from the Term Loan were received by, and the funds under the Revolver became available to, Martek on February 12, 2010, coincident with the closing of the Company’s acquisition of Amerifit (see further discussion in Note 3).

The Term Loan and the Revolver are collateralized by certain of the Company’s and its subsidiaries’ assets, including accounts receivable, deposit accounts, inventory and certain software, general intangibles and records pertaining to the foregoing as well as a pledge of 100% of its domestic subsidiaries’ equity.  The Revolver, which may be increased during the term of the facility by up to an additional $50 million subject to certain conditions, expires in February 2013.  The Term Loan matures in February 2013. Martek is required to make quarterly installment payments on the

Term Loan of $3,750,000, which began in April 2010, plus additional annual repayments on January 31 of each year based on consolidated excess cash flow, as defined in the Credit Agreement, of the preceding fiscal year.    During the three months ended April 30, 2010, the Company made the required quarterly payment as well as an additional discretionary repayment of $31,250,000.

The Term Loan will bear interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  For purposes of the Credit Agreement, LIBOR is the greater of 1.25% per annum or LIBOR at the time of such determination.

There were no amounts outstanding under the Former Facility from November 1, 2009 through its refinancing in January 2010.  The weighted average annual commitment fee rate on unused amounts under the Revolver was approximately 0.3% for the three months ended April 30, 2010.   The weighted average annual commitment fee rate on unused amounts under the Former Facility in the first quarter of fiscal 2010 was approximately 0.1%. The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on the Company’s consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.

During the three and six months ended April 30, 2010, the Company incurred interest on borrowings of approximately $800,000, including $700,000 of interest on the Term Loan and $100,000 on the Revolver.    The weighted average annual interest rate during the three and six months ended April 30, 2010 on the Term Loan the Revolver was 4.9% and 4.5%, respectively.

In connection with the Credit Agreement financing, the Company incurred debt issuance costs totaling approximately $3.9 million. Such amounts were allocated to the Term Loan and the Revolver on a pro-rata basis. Amounts allocated to the Term Loan are amortized using the effective interest method and amounts allocated to the Revolver are amortized using the straight-line method. Amortization of amounts allocated to the Term Loan and Revolver totaled $300,000 and $200,000, respectively, from the date of funding on February 12, 2010 through April 30, 2010.   If repayment of the Term Loan is accelerated by the Company, the amortization of debt issuance costs attributable to the Term Loan would also accelerate.

The carrying amounts of notes payable and long-term debt at April 30, 2010 and October 31, 2009 approximate their fair values based on instruments of similar terms available to the Company.

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

In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA.  Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones.  As of April 30, 2010, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $300,000.   Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.

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

Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents.  In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit.  In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned.  The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid.  It also found that the defendants willfully infringed one of these patents.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings.  U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied. The trial for US Patent No. 5,698,244 likely will not occur before 2011.  Discovery is expected to be completed before the end of 2010, and the defendants will be permitted to file a summary judgment motion at the end of 2010. Additionally, in early 2010 Lonza requested reexamination of U.S. Patent Nos. 6,410,281 and 5,698,244 in the U.S. Patent and Trademark Office, and these two requests have been granted.

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

In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of April 30, 2010, the patents being defended in the Lonza matter had a net book value of approximately $3.8 million, including capitalized legal costs, which is being amortized over a weighted average remaining period of approximately five years.  This amount is subject to future impairment, in whole or in part, pending the outcome of these patent lawsuits.

These lawsuits are further described in Item 1. “Legal Proceedings” of Part II of this Form 10-Q.

Other The Company is involved in various other legal actions.  Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

13.  STOCKHOLDERS’ EQUITY

The Company recognized approximately $1.5 million and $2.4 million in the three and six months ended April 30, 2010, respectively, and approximately $1.1 million and $1.9 million in the three and six months ended April 30, 2009, respectively, in compensation cost related to employee stock plans.   Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods.

The Company granted 474,424 restricted stock units during the six months ended April 30, 2010, which generally vest over 62 months from the date of grant.  The total fair value of the restricted stock units granted of $9.1 million was based on fair market value on the date of grant.

As of April 30, 2010, there was approximately $18.3 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2015 with a weighted average recognition period of approximately two years.

Unrecognized compensation cost related to unvested stock options as of April 30, 2010 is not material.

14.  NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Net income	$12,517	$11,017	$22,160	$20,623

Weighted average shares outstanding, basic	33,383	33,190	33,329	33,170
Effect of dilutive potential common shares:
Stock options	59	66	55	105
Restricted stock units	136	54	130	74
Total dilutive potential common shares	195	120	185	179
Weighted average shares outstanding, diluted	33,578	33,310	33,514	33,349

Net income per share, basic	$0.37	$0.33	$0.66	$0.62
Net income per share, diluted	$0.37	$0.33	$0.66	$0.62

Stock options to purchase approximately 2.0 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and six months ended April 30, 2010, and stock options to purchase approximately 2.2 million shares and 2.1 million shares were outstanding but were not included in the computation of diluted net income per share for the three and six months ended April 30, 2009, respectively, because the effects would have been antidilutive.

15. COMPREHENSIVE INCOME

Comprehensive income and its components for the three and six months ended April 30, 2010 and 2009 were as follows (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Net income, as reported	$12,517	$11,017	$22,160	$20,623

Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	—	(2)	—
Reclassification of available-for-sale securities, net of tax of $—, $—, $— and $383, respectively	—	—	—	646
Unrealized gain (loss) on available-for-sale securities, net of tax of $9, $95, $31 and $(249), respectively	14	162	52	(420)
Realized loss on exchange rate forward contracts, net of tax of $5, $484, $5 and $920, respectively	8	818	8	1,553
Unrealized (loss) gain on exchange rate forward contracts, net of tax of $(10), $324, $(10) and $372, respectively	(17)	466	(17)	674

Comprehensive income	$12,520	$12,463	$22,201	$23,076

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

•                  expectations regarding future revenue, revenue growth, gross margin, operating cash flow and  profitability of Martek, including its newly-acquired subsidiary, Charter Amerifit LLC , now Martek Amerifit LLC, and all of its subsidiaries (“Amerifit”) ;

•                  expectations regarding product introductions and growth in nutritional product sales;

•                  expectations regarding Martek’s ability to use the marketing platform of Amerifit to commercialize products under development;

•                  expectations regarding potential collaborations and acquisitions;

•                  expectations regarding demand for our nutritional ingredients and branded consumer health products;

•                  expectations regarding sales of our nutritional ingredients to and by our infant formula customers and supplemented infant formula market penetration levels;

•                  expectations regarding our ability to enter into new or extend existing sole source infant formula supply agreements;

•                  expectations regarding sales of our branded consumer health products to retail and other customers;

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

•                  expectations regarding future efficiencies and improvements in manufacturing processes and the cost of production of our nutritional ingredients;

•                  expectations regarding future purchase volumes and costs of third-party manufactured products;

•                  expectations regarding the amount of production capacity and our ability to meet future demands for our nutritional ingredients;

•                  expectations regarding the amount of inventory held by us or our customers;

•                  expectations regarding our production capacity utilization and the effects of excess production capacity;

•                  expectations regarding the amount of production capacity and key raw materials we can procure and our ability to meet future demands for our branded consumer health products;

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

GENERAL

Martek was founded in 1985. We are a leader in the innovation, development, production and sale of high-value products from microbial sources that promote health and wellness through nutrition.   Our technology platform consists of our core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing.  This technology platform has resulted in our development of a number of products, including our flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid) important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds. We also produce life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.   Our DHA and ARA are collectively referred to as “nutritional ingredients”.   On February 12, 2010, we acquired Amerifit.  Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products include: Culturelle®, a leading probiotic supplement; AZO, the leading over-the-counter brand addressing symptom relief, detection and prevention of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.   The products sold through the Amerifit subsidiary are collectively referred to as “branded consumer health products”.  There are currently a number of nutritional health and wellness products under development that we plan to commercialize and distribute through Amerifit’s marketing platform.

We operate in two material business segments, the development and commercialization of high-value nutritional ingredients products from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products. The nutritional ingredients segment sells to manufacturers of infant formula, foods and beverages, animal feeds, supplements and pregnancy and nursing products.  The branded consumer health products segment sells to retail outlets, including most major mass, club, drug, food and specialty stores in the United States.

In our nutritional ingredients segment, we sell oils and powders containing nutritional ingredients as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes.   Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart.  Research has shown that DHA and ARA may enhance mental and visual development in infants.  In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease, dementia, cardiovascular problems and various other neurological and visual disorders. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.

We are supplying over 35 infant formula customers with our nutritional ingredients.   These companies collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children.  Our customers include infant formula market leaders Mead Johnson Nutritionals, Nestle, Abbott Nutrition, Pfizer and Danone, each of whom is selling infant formula supplemented with our nutritional ingredients.   Our customers are now selling infant formula products containing our nutritional ingredients collectively in over 75 countries.  Supplemented infant formulas from Mead Johnson Nutritionals, Abbott Nutrition, Perrigo Company (formerly PBM Products), Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States. In addition, certain infant formula customers are selling products in the United States and abroad that contain our nutritional ingredients and target the markets for children ages nine months to seven years and older.

RECENT HIGHLIGHTS

The following highlights some recent positive developments in our business and the literature around our nutritional ingredients. Please read our Risk Factors carefully for certain factors that should be considered in evaluating these developments and our business.

•                  MIDAS Study Published Which Shows Martek’s Algal DHA Improved Memory and Learning In Healthy Adults with Memory Complaints - The Memory Improvement with Docosahexaenoic Acid (DHA) Study (MIDAS) published in May 2010 in Alzheimer’s & Dementia: The Journal of the Alzheimer’s Association showed that Martek’s algal DHA improved memory function in healthy aging adults.  MIDAS is the first large, randomized, placebo-controlled study to demonstrate the benefits of DHA in maintaining and improving brain health in older adults. MIDAS found that healthy people with memory complaints who took 900mg of Martek’s algal DHA capsules for six months had almost double the reduction in errors on a test that measures learning and memory performance versus those who took a placebo, a benefit roughly equivalent to having the learning and memory skills of someone three years younger. The DHA was well-tolerated and subjects taking the DHA also experienced a lower heart rate, providing a significant cardiovascular benefit.  The study was funded by Martek.

•                  Non-Infant Formula Product Launches —

•                  Foods and Beverages - Fortune Natural Grains Blended Cooking Oil (COFCO — China), Future Star Kid Milk (Mengniu — China), Quiznos® salad dressings (U.S.)  Milkana® Golden Baby Cheese (BSI (Tianjin)® Food Company — China), dha

Omega3™ Eggs (M. Lasser — Israel), Earth’s Best® Organic Nutritional Mommy Bars (Hain Celestial — U.S.), H-E-B® Reduced Fat Milk (2%) with DHA Omega-3 and H-E-B® Whole Milk with DHA Omega-3 (Morningstar — U.S.), Rice Milk with Omega3 DHA™ (Freedom Foods — Australia)

•                  Pregnancy and nursing and nutritional supplements- Pharmaceutical LLC PreferaOB One™ (Alaven® — U.S.), Algal-900 DHA Softgels (Walgreens — U.S.), Natural Omega-3 Vegetarian DHA 100 mg Softgels (Bluebonnet® — U.S.), Natural Omega-3 Vegetarian DHA 200 mg Softgels (Bluebonnet® — U.S.) and Merck Kidabion™ DHA Powder Drink for Children (China)

•                  New Scientific Data/Recommendations Published on DHA and ARA — In addition to the MIDAS study noted above, the benefits of DHA and ARA supplementation were recently discussed in the following publications:

•                  The Journal of Nutrition (April 2010) published the results of a study examining the association between omega-3 fatty acids in serum and cognitive function in mid-life adults.   Levels of serum phospholipid ALA, EPA, and DHA and performance in five major dimensions of cognitive function were determined in 280 healthy volunteers, ages 35 to 54. Using regression analysis, higher levels of DHA were associated with better performance on the tests of nonverbal reasoning and mental flexibility, working memory and vocabulary.  Neither ALA nor EPA showed a significant relationship to cognitive function.

•                  In the EFSA Journal  (March 2010), the European Food Safety Authority’s (“EFSA”) Panel on Dietetic Products, Nutrition, and Allergies (“NDA”) officially adopted and published an Opinion on Dietary Reference Values for fats, including polyunsaturated fatty acids.  The NDA Panel concluded that a daily intake of 250 mg of long-chain omega-3 fatty acids for adults may reduce the risk of heart disease. The NDA Panel set an Adequate Intake (“AI”) of 250 mg/day EPA+DHA for adults and an AI of 100 mg DHA/day for infants (>6 months) and young children <24 months.  For pregnant or lactating women, 100-200 mg preformed DHA is recommended in addition to the 250 mg/day omega-3 DHA+EPA AI for adults.

•                  The Joint FAO/WHO Expert Group Consultation on Fats and Fatty Acids in Human Nutrition released their recommendations as an interim report from the meeting which was held in Geneva in November 2008.  The report recommends an AI for DHA for ages 0-6 months of 0.1-0.18% energy with no upper limit other than recognizing high maternal milk levels of 1.5% total energy.  The Committee refers to DHA during this period as a conditionally essential nutrient.  The recommended AI for ages 6-24 months is 10-12 mg/kg.  The Committee recognized the importance of DHA for retinal and brain development during this period.  A combination of EPA+DHA was recommended for children ages 2-10 years ranging from 100-250 mg/day.  For adults, daily consumption of 100-250 mg/day DHA+EPA is recommended.

•                  The Journal of Pediatrics (June 2010) published a report on medical records as reviewed by investigators unaware of treatment assignment for two cohorts of infants looking at the incidence of respiratory infections and allergies at three years of age. The original two cohorts included 147 infants who had received either a DHA/ARA containing formula (0.32%-0.36% DHA/0.64%-0.73% ARA) or a formula without supplementation for one year. Eighty-nine infants were available for follow up evaluation at age three, 38 in the active and 51 in the placebo group. The DHA/ARA-supplemented groups had significantly lower odds for developing upper respiratory infections, wheezing, asthma, or symptoms of allergy. Martek’s life’sDHA™ and life’sARA™ were used in the study.

SALES AND MARKETING

In our nutritional ingredients segment, we are currently marketing and selling life’sDHA™, directly or through distributors, for food and beverage, supplement and animal feed applications to both U.S. and international companies. To date, over 200 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market.  Certain of our DHA license and supply agreements with major consumer food products companies establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time.  Certain of these agreements establish the customer as the exclusive customer of life’sDHA™ in a particular food or beverage category or categories or geographic region.   We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets.  Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than infant formula.

The products in our branded consumer health products segment are sold primarily through a direct sales force, brokers, distributors and wholesalers.  We are currently marketing and selling such products to most major mass, club, drug, food and specialty stores in the United States.

We expect that our future revenues and operating results will continue to experience quarter-to-quarter and year-to-year fluctuations, some of which may be significant.  We currently have sole source supply agreements, in most cases through 2011, with customers comprising nearly 75% of our current infant formula revenues. Our success in entering into new sole source agreements or in extending these existing sole source infant formula supply agreements will be significant in determining the extent of such revenue fluctuations.  In order to extend our sole source arrangements beyond 2011, reductions to our existing per-unit pricing may be required, which is likely to result in declines to our future infant formula revenues and may negatively impact related infant formula gross profit margins.  The Company has several cost saving and product innovation strategies designed to mitigate a portion of the possible negative gross profit margin impact of lower future infant formula pricing. We anticipate continued growth in our nutritional ingredients segment outside of infant formula and in our branded consumer health products segment, which should also mitigate any decrease to infant formula revenues and margins.  In addition, any growth in the overall market for DHA and ARA in infant formula would also help reduce the impact of any such decreases.

In addition to these aforementioned matters, the timing and extent of future product sales are largely dependent upon the following factors:

•                  the timing of international infant formula market introductions by our customers;

•                  the timing of our customers’ ordering patterns;

•                  the timing and effectiveness of promotional and advertising campaigns for our branded consumer health products;

•                  the timing and extent of stocking and de-stocking of inventory by our customers;

•                  the timing and extent of our customers’ production campaigns and plant maintenance shutdowns;

•                  the timing and extent of introductions of DHA into various child and/or adult applications and the marketplace success of such applications;

•                  the levels of inclusion of our nutritional ingredients in infant formula;

•                  the continued acceptance, and extent thereof, of products containing our nutritional ingredients under WIC and other regulatory programs in the U.S.;

•                  our continued ability to make product claims on our branded consumer health products;

•                  the continued acceptance of our products by consumers and continued demand by our customers;

•                  our ability to introduce new, internally-developed products through Amerifit’s sales and marketing channels;

•                  the ability of our customers to incorporate our nutritional ingredients into various foods and beverages;

•                  our ability to protect against competitive nutritional ingredients products through our patents;

•                  competition from alternative sources of our nutritional ingredients and branded consumer health products; and

•                  agreements with other future third-party collaborators to market our products or develop new products.

As such, the likelihood, timing and extent of future profitability are largely dependent on factors such as those mentioned above, as well as others, over which we have limited or no control.

PRODUCTION AND SOURCES OF SUPPLY

Nutritional Ingredients

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

Over 90% of our ARA oils are purchased from DSM.  Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. The balance of our ARA requirements is produced at our Kingstree facility.  In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of April 30, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $58.4 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by us in the normal course of business.

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

Our raw material suppliers for production of our nutritional ingredients include major chemical companies and food and beverage ingredient suppliers. We have identified and validated multiple sources for most of our major ingredients and do not anticipate that the lack of availability of raw materials will cause future production shortages.

When combining our current DHA and ARA production capabilities in Kingstree and Winchester with DSM’s current ARA production capabilities, we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula and non-

infant formula markets.  As such, our production capacity exceeds current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs.  Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.

Branded Consumer Health Products

We currently outsource the production and packaging of all of our branded consumer health products with oversight by our internal managers. We expect to continue to rely on third parties for these manufacturing requirements. Where possible, we qualify more than one source for the manufacturing and packaging of our products to manage the risk of supply disruptions. In such circumstances, if one of our manufacturers or packagers were unable to supply our needs, we believe we would have an alternative source available for those products.  While one of our products does not have an alternative manufacturer qualified, we have identified another manufacturer for such product and have commenced the qualification process. However, qualifying such replacement manufacturer, if successful, could take up to twelve months, and, as a result, we would not be able to guarantee an uninterrupted supply of the affected product to our customers.

When economically advantageous, we directly procure key raw materials used by our manufacturers that are contracted to produce our branded consumer health products. With the exception of a key raw material for the production of Culturelle®, we have identified multiple sources for the supply of key raw materials.

The commercial success of our nutritional ingredients and branded consumer health products will depend, in part, on our ability, or the ability of our contract manufacturers,  to produce our products at large scale on a routine basis and at a commercially acceptable cost.  Our success will also be somewhat dependent on our ability to align our production or the production of our contract manufacturers with customer demand, which is inherently uncertain.  There can also be no assurance that we or our contract manufacturers will be able to continue to comply with applicable regulatory requirements, including the Food and Drug Administration’s good manufacturing practice (“GMP”) requirements.

CRITICAL ACCOUNTING POLICIES AND

THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2009.  Other than the changes and additions noted below, which resulted from our acquisition of Amerifit in February 2010, there have been no significant changes in the Company’s critical accounting policies since October 31, 2009.

Revenue Recognition We derive revenue from three sources: product sales, contract manufacturing and collaborations. We recognize product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, the product is shipped and title and risk of loss are transferred. Sales are recorded net of allowances for returns, trade promotions, coupons and other discounts. Additionally, with respect to our branded consumer health products, we routinely commit to trade-promotion programs with our retail customers that require the Company to estimate and accrue the expected costs of such programs.  Such cost estimates generally utilize the historical results of similar trade-promotion programs with additional allowances for any unique facts and circumstances.  Trade-promotion programs include cooperative marketing programs, temporary price reductions, slotting and other trade-promotion activities conducted by the retail customer. Trade-promotion costs are recorded as a reduction of product sales.  If our actual costs of trade-promotion programs differ from our historical results, actual product sales will differ from those estimated and the differences could be material.

Identified Intangible Assets In conjunction with the recent acquisition of Amerifit, we have recorded customer relationship and trademark intangible assets as part of our recognition and measurement of assets acquired and liabilities assumed. Identifiable intangible assets, such as those, are measured at their respective fair values as of the acquisition date. Discounted cash flow models have been used in valuing these intangible assets, and these models require the use of significant estimates and assumptions in such areas as growth rates, profitability and the discount rate applied to the cash flows.  While we believe the fair values assigned to our acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates, unanticipated market events may occur which could affect the accuracy or validity of the estimates and assumptions.

We believe that the acquired customer relationships have an estimated useful life of 18 years based on estimates of value derived from these relationships and attrition.  The acquired trademarks have an indefinite useful life due to the fact that no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the acquired trademarks are expected to contribute directly or indirectly to our future cash flows. Due to their indefinite life, the trademarks will not be amortized. Different conclusions with respect to the amortizability of the trademarks or the period over which the customer relationships are amortized could have a material effect on our results of operations.

The non-amortizing trademarks will be tested annually for impairment, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of the trademarks, we will make assumptions about our estimated future cash flows and other factors to determine the fair value of these assets.  If the Company does not achieve its growth targets as contemplated, the Company may need to record an impairment charge in the future.

Impairment of Goodwill Goodwill is tested for impairment annually, on August 1, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.    Judgments regarding the existence of impairment indicators, including lower than expected cash flows from the acquired Amerifit business, are based on variety of factors including market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. The Company estimates fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates. Different assumptions could affect the fair value determination and ultimately the need to record an impairment charge in the future.

RESULTS OF OPERATIONS

Revenues

The following table presents revenues by category (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Product sales	$119,082	$88,152	$203,168	$172,174
Contract manufacturing and collaborations	4,886	4,259	10,556	7,600
Total revenues	$123,968	$92,411	$213,724	$179,774

Product sales increased $30.9 million or 35% in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009 and increased $31.0 million or 18% in the six months ended April 30, 2010 as compared to the six months ended April 30, 2009.  This increase was partially attributable to the branded consumer health product sales of our newly-acquired Amerifit subsidiary, which totaled $18 million for the period from the acquisition date (February 12, 2010) through April 30, 2010.  The remainder of the increase, or $12.9 million, was the result of growth in demand for our nutritional ingredients in both the infant formula and non-infant formula markets. Demand increases outside the United States, particularly in Asia, were a key driver of this growth. We believe that a portion of the nutritional ingredient revenue increase, estimated to be in the range of $4 million to $8 million, was associated with inventory stocking in the ordinary course by our customers following depletion of inventories in 2009 as well as their production timing and related product ordering patterns.

Product sales were comprised of the following (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Nutritional ingredients:
Infant formula	$86,318	$77,383	$157,859	$151,974
Food and beverage	4,519	2,979	8,712	5,597
Pregnancy and nursing, nutritional supplements and animal nutrition	8,831	6,801	16,201	12,465
Total nutritional ingredients	99,668	87,163	182,772	170,036

Branded consumer health products	18,009	—	18,009	—

Non-nutritional products	1,405	989	2,387	2,138
Total product sales	$119,082	$88,152	$203,168	$172,174

Approximately 78% and 76% of our nutritional ingredients sales in the three and six months ended April 30, 2010, respectively, were generated by sales to our top five nutritional ingredients customers.  In addition, approximately 51% of our branded consumer health products sales in both the three and six months ended April 30, 2010 was generated by sales to our top two branded consumer health products customers. Although we are not given precise information by our customers as to the countries in which our nutritional ingredients are sold, we estimate that approximately 50% of our nutritional ingredients sales for the three and six months ended April 30, 2010 and the three and six months ended April 30, 2009 relate to sales in the U.S. Virtually all sales of our branded consumer health products are to customers in the U.S.

As of April 30, 2010, we estimate that formula supplemented with our oils had penetrated almost all of the U.S. infant formula market.

We expect that our future nutritional ingredients sales will continue to be subject to quarter-to-quarter fluctuations and will continue to be dependent to a significant degree upon the following factors: (i) the expansions of current products containing our nutritional ingredients by our customers in new and existing markets; (ii) the launches of new products containing our nutritional ingredients by current or future customers and the success in the marketplace of such launches; (iii) the timing and extent of stocking and de-stocking of inventory by our customers; (iv) the levels of inclusion of our oils in infant formula; (v) the timing and extent of our customers’ production campaigns and plant maintenance shutdowns; and (vi) the availability and use by our customers and others of competitive products.

We expect that our future branded consumer health product sales will also be subject to quarter-to-quarter fluctuations and will be dependent to a significant degree upon the following factors: (i) including the timing and effectiveness of product promotions and advertising campaigns by us or our competitors; (ii)  new product launches by us or our competitors; and (iii) the timing and extent of stocking and de-stocking of inventory by our customers.

Contract manufacturing and collaborations revenues totaled approximately $4.9 million and $10.6 million in the three and six months ended April 30, 2010, respectively, and $4.3 million and $7.6 million in the three and six months ended April 30, 2009, respectively.  Of the total contract manufacturing and collaborations revenue in the three and six months ended April 30, 2010, approximately $3.9 million and $8.5 million, respectively, relates to contract manufacturing activities that we anticipate exiting, in large measure, in the third quarter of fiscal 2010.  The remaining $1.0 million and $2.1 million in the three and six months ended April 30, 2010, respectively, relates to the revenues associated with Martek’s joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009 and is expected to continue through at least 2011.    The cessation of contract manufacturing activities is not expected to have any material impact on our financial condition or results of operations.

As a result of the above, total revenues increased by $31.6 million or 34.1% in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009, and total revenues increased by $34.0 million or 18.9% in the six months ended April 30, 2010 as compared to the six months ended April 30, 2009.

Cost of Revenues

The following table presents our cost of revenues (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Cost of product sales	$62,362	$49,299	$108,299	$96,208
Cost of contract manufacturing and collaborations	4,097	4,017	9,330	7,426
Total cost of revenues	$66,459	$53,316	$117,629	$103,634

Cost of product sales as a percentage of product sales improved to 52% in the three months ended April 30, 2010 from 56% in the three months ended April 30, 2009 and improved to 53% in the six months ended April 30, 2010 from 56% in the six months ended April 30, 2009. The decrease in the comparative three and six months was due to ARA cost reductions and the positive impact on gross margins of branded consumer health product sales.  Included in the gross margin for the second quarter of fiscal 2010 is the negative effect of approximately $1.7 million of one-time inventory step-up in fair value resulting from the Amerifit acquisition.

Cost of contract manufacturing and collaborations was $4.1 million and $9.3 million in the three and six months ended April 30, 2010, respectively, and $4.0 million and $7.4 million in the three and six months ended April 30, 2009, respectively.  Our contract manufacturing and services margins vary between periods primarily due to contract mix and volume.

See “Management Outlook” for discussion of expected operating results for the second half of fiscal 2010.

Operating Expenses

The following table presents our operating expenses (in thousands):

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Research and development	$8,821	$7,157	$15,887	$13,906
Selling, general and administrative	17,926	12,280	30,706	25,031
Advertising and promotion	3,965	595	4,474	941
Amortization of intangible assets	2,594	1,595	4,039	3,376
Acquisition costs	1,801	—	2,988	—
Other operating expenses	171	569	205	722
Total operating expenses	$35,278,	$22,196	$58,299	$43,976

Our research and development costs increased by $1.7 million or 23% in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009 and increased by $2.0 million or 14% in the six months ended April 30, 2010 as compared to the six months ended April 30, 2009.  The increases were due to our expanded clinical and pre-clinical research activities along with higher personnel costs.  Our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting our products; (ii) improving manufacturing processes; (iii) broadening the market applications for the Company’s life’sDHA™; and (iv) leveraging our microbial technology platform to develop new high-value product offerings. We continue to expect quarter-to-quarter fluctuations in research and development expenses mainly due to the timing of outside services, including third-party clinical trial services.

Our selling, general and administrative costs increased by $5.6 million or 46% in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009 and increased by $5.7 million or 23% in the six months ended April 30, 2010 as compared to the six months ended April 30, 2009.   These increases include expenses attributable to Amerifit, which totaled $3.4 million for the period from the acquisition date through April 30, 2010, and increases to the estimate of annual incentive compensation payouts based on the probable achievement of certain pre-established operational and financial goals for the year.

Advertising and promotion increased from approximately $600,000 in the three months ended April 30, 2009 to $4.0 million in the three months ended April 30, 2010 and increased from approximately $900,000 in the six months ended April 30, 2009 to $4.5 million in the six months ended April 30, 2010.  These increases resulted from advertising and promotion attributable to Amerifit from the date of acquisition through April 30, 2010.  We anticipate significant advertising and promotion expenses each quarter; however, quarter-to-quarter fluctuations will occur as a result of the timing of particular advertising and promotion campaigns.

We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these costs over the expected life of the respective assets. We recorded amortization expense related to our intangible assets of $2.6 million and $4.0 million in the three and six months ended April 30, 2010, respectively, and $1.6 million and $3.4 million in the three and six months ended April 30, 2009, respectively.  The increase in the three and six months ended April 30, 2010 includes $1.3 million amortization associated with the intangible assets acquired with Amerifit for the period from date of acquisition through April 30, 2010, partially offset by certain assets becoming fully amortized in the prior period. See Item 1. “Legal Proceedings” of Part II of this Form 10-Q for further discussion of certain patent matters.

Acquisition costs relate primarily to investment banking and professional service fees incurred during the six months ended April 30, 2010 associated with the Amerifit acquisition, which under ASC 805, “Business Combinations”, are required to be expensed as incurred.  There were no acquisition-related costs incurred in the 2009 periods.

Interest and Other Income, Net

Interest and other income, net, decreased by $300,000 in the three months ended April 30, 2010 as compared to the three months ended April 30, 2009 and decreased by $600,000 in the six months ended April 30, 2010 as compared to the six months ended April 30, 2009 due primarily to lower cash balances and interest rates earned on those cash balances.

Interest Expense

Interest expense increased by $1.3 million in the three and six months ended April 30, 2010 as compared to the three and six months ended April 30, 2009 due to interest costs incurred on borrowings used to finance the Amerifit acquisition. See Note 11 to the consolidated financial statements for additional discussion of the Former Facility and the Credit Agreement we entered in January 2010, as amended in March 2010.

Income Tax Provision

The provision for income taxes reflected an effective tax rate of 40.0% and 38.9%  in the three and six months ended April 30, 2010, respectively, and 35.5% and 36.6% in the three and six months ended April 30, 2009, respectively.  The higher effective tax rate in the 2010 periods results from the non-deductibility of certain expenses incurred related to the acquisition of Amerifit.

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

Net Income

As a result of the foregoing, net income was $12.5 million in the three months ended April 30, 2010 as compared to net income of $11.0 million in the three months ended April 30, 2009, and net income was $22.2 million in the six months ended April 30, 2010 as compared to net income of $20.6 million in the six months ended April 30, 2009.

Segment Profitability

We operate in two material business segments, the development and commercialization of high-value nutritional ingredients products from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.   Outside of these two segments, we derive revenues primarily from contract manufacturing and collaborations, which are included in “other” in the table below. Segment profitability is measured based on income from operations. As follows is segment operating performance (in thousands).

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

Segment Income (Loss) From Operations
Branded consumer health products	$1,893	$—	$1,893	$—
Nutritional ingredients	19,680	17,149	35,320	32,591
Other	658	(250)	583	(427)
Total	$22,231	$16,899	$37,796	$32,164

The profitability of the nutritional ingredients segment increased in both the three and six months ended April 30, 2010 as compared to the comparable prior year periods due primarily to the revenue growth and gross margin improvements noted above. Profitability of the combined contract manufacturing and collaborations groups increased primarily as a result of our contract mix and our joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which has principally been codified in FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. ASC 805 was effective for us beginning with the first quarter of fiscal 2010. As further described in Note 3 to the consolidated financial statements, we acquired Charter Amerifit LLC and all of its subsidiaries (“Amerifit”) in February 2010. The adoption of ASC 805 did not have a cumulative effect upon adoption; however, ASC 805 will be material to our financial condition and results of operations.  Specifically, the adoption of ASC 805 required the immediate expensing of acquisition-related costs and additional impacts of ASC 805 are anticipated as the total purchase price is allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values on the date of acquisition.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. We are assessing what impact, if any, the adoption of ASU 2009-13 may have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily from the following sources:

•                  cash generated from operations;

•                  debt financing; and

•                  cash received from the exercise of stock options.

Our cash flows for the six months ended April 30, 2010 and 2009 were as follows (in thousands):

	Six months ended April 30,
	2010	2009

Net cash provided by operating activities	$62,974	$25,631
Net cash used in investing activities	(209,978)	(9,698)
Net cash provided by (used in) financing activities	36,150	(484)
Foreign currency translation adjustment	(2)	—
Total cash (outflows) inflows	$(110,856)	$15,449

Cash and cash equivalents decreased $110.9 million since October 31, 2009 due to the acquisition of Amerifit in February 2010.  To finance the Amerifit acquisition, we utilized existing cash of approximately $115 million, the proceeds from a term loan totaling $75 million and $11 million drawn from our revolving credit facility (see below for further discussion) and approximately $17 million of cash held by Amerifit at closing.  Our income excluding non-cash items of approximately $56 million in the six months ended April 30, 2010 contributed to the generation of $63.0 million in cash from operating activities. Capital expenditures, including both property and equipment as well as patent and other intangible asset costs, totaled $9.3 million during the six months ended April 30, 2010.   Our financing activities in the six months ended April 30, 2010 primarily include borrowings described above to finance the acquisition of Amerifit, of which the $11 million borrowed under the revolving credit facility was repaid in full and $35 million of borrowings under the Term Loan were repaid by April 30, 2010.  As of April 30, 2010, the Term Loan had a remaining principal balance of $40 million.  The Company expects to repay the remaining balance on the Term Loan by October 31, 2010.

As of April 30, 2010, we had approximately $30.2 million in cash and cash equivalents.  In January 2010, we entered into a Credit Agreement, subsequently amended in March 2010 (the “Credit Agreement”), that includes a $75 million term loan (the “Term Loan”) and a $100 million secured revolving credit facility (the “Revolver”).  The Credit Agreement  replaced our existing $135 million credit facility.

The Term Loan and the Revolver are collateralized by certain of our and our subsidiaries’ assets, including accounts receivable, deposit accounts, inventory and certain software, general intangibles and records pertaining to the foregoing as well as a pledge of 100% of our  domestic subsidiaries’ equity.  The Revolver, which may be increased during the term of the facility by up to an additional $50 million subject to certain conditions, expires in February 2013.  The Term Loan matures in February 2013. We are required to make quarterly installment payments on the Term Loan of $3,750,000, which began in April 2010, plus additional annual repayments on January 31 of each year based on consolidated excess cash flow, as defined in the Credit Agreement, of the preceding fiscal year.  As noted above, we made additional discretionary repayments during the quarter ended April 30, 2010 and expect to be able to repay the Term Loan, in full, by October 31, 2010, in advance of the mandatory repayment schedule.

The Term Loan will bear interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  For purposes of the Credit Agreement, LIBOR is the greater of 1.25% per annum or LIBOR at the time of such determination.  The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on our consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.  As of April 30, 2010, we were in compliance with all loan covenants.

At April 30, 2010, our investments had a fair value of $10.8 million and consisted primarily of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 38 years.  Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek continuing to hold such securities.  Consequently, the investments are not currently liquid and we will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.  To this end, in November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012.  In May 2010, we alerted the financial institution of our intention to sell the ARS covered by the Put Agreement on June 20, 2010.  Our ARS holdings to which this relates have a cost basis of approximately $7.3 million and a fair value at April 30, 2010 of approximately $6.2 million.  The Put Agreement, which is deemed a discrete short-term investment, has a recorded fair value at April 30, 2010 of approximately $1.1 million.  Due to the Company’s intent to sell its ARS covered by the Put Agreement to the financial institution on June 30, 2010, the investment values of the Put Agreement and the ARS to which the Put Agreement relates are classified as short-term investments in the accompanying consolidated balance sheet as of April 30, 2010.  We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs.  Changes to the inputs used as of April 30, 2010 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

The following table sets forth our future minimum payments under contractual obligations at April 30, 2010:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable (1)	$520	$66	$77	$77	$300
Borrowings under Term Loan (1)	41,930	16,308	25,622	—	—
Borrowings under Revolver	—	—	—	—	—
Long-term license fee obligation (2)	2,450	792	1,533	125	—
Operating lease obligations (3)	10,969	2,025	2,834	2,213	3,897
Unconditional purchase obligations (4), (5)	145,523	87,447	58,076	—	—
Total contractual cash obligations (6)	$201,392	$106,638	$88,142	$2,415	$4,197

(1)          Minimum payments above include interest and principal.

(2)          Excludes $2.5 million of additional license fees due if we exercise certain commercially beneficial rights in the future.

(3)          Includes renewal and expansion of Columbia headquarters facility leases part of which expire in 2015, with the remainder expiring in 2020.

(4)   Comprised of future inventory purchases from DSM pursuant to minimum purchase commitment.  Excludes any additional future inventory purchases from DSM pursuant to the Restated Agreement or the potential payment by us associated with our rights to terminate the Restated Agreement after 2012.  A termination payment by us as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million (see Note 5 to the consolidated financial statements).

(5)   Excludes $5.6 million of financial commitments associated with a research collaboration that are contingent upon the successful completion of identified milestones (see Note 12 to the consolidated financial statements).

(6)   The table above excludes uncertain tax payments of $2.8 million, the timing of which is uncertain.

We believe that the Revolver, when combined with our cash and cash equivalents on-hand at April 30, 2010, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. The ultimate amount of capital that we may require will depend, among other things, on one or more of the following factors:

•                  our ability to operate profitably and generate positive cash flow;

•                  our ability to enter into new or extend existing sole source infant formula supply agreements;

•                  the level of sales of our infant formula, food and beverage and other nutritional products and of our branded consumer health products;

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

MANAGEMENT OUTLOOK

Martek is providing certain financial information for Amerifit on a stand-alone basis to provide investors greater clarity through the integration process. Projected results for Martek (not including Amerifit), Amerifit (stand-alone, post-acquisition) and on a consolidated basis for the three months ended July 31, 2010 are as follows:

Three months ended July 31, 2010
(in millions, except per share data)	Martek	Amerifit	Consolidated

Revenue	$93.0 — 97.0	$19.0 — 21.0	$113.0 — 118.0
Income from operations	$17.0 — 18.0	$2.0 — 3.0	$19.0 — 21.0
Net income			$11.0 — 12.0

Diluted EPS			$0.33 — 0.36

For the third quarter of fiscal 2010, Martek expects infant formula revenue to be between $76.0 million and $80.0 million, non-infant formula nutritional revenue to be between $12.0 million and $14.0 million, and contract manufacturing and collaborations revenue to be between $2.5 million and $3.0 million.

Consolidated gross margin in the third quarter of fiscal 2010 is expected to be between 49% and 50%.

While our revenues for the balance of 2010 are projected to be somewhat uneven on a quarter-to-quarter basis due to customer plant shutdowns for maintenance and other timing matters, Martek expects full fiscal year 2010 revenue to be between $440 million and $445 million, including infant formula revenues of between $307 million and $312 million. These forecasted revenues include projected fourth quarter 2010 revenues similar to those projected for Martek’s third quarter. Such projected fourth quarter revenues would equate to year-over-year growth of more than 25%. Furthermore, the projected 2010 annual revenues would represent year-over-year growth in total revenues of 27% to 29% (9% to 11% excluding Amerifit-related revenues) and contemplate meaningful gains in all markets for our nutritional ingredients, including growth in infant formula revenues of 7% to 9% and growth in non-infant formula nutritional revenues of 27% to 35%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.

In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM.  As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in Euros.  As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement, we are exposed to risks related to changes in exchange rates between the U.S. dollar and the Euro.  We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations.  We do not enter into foreign currency cash flow hedges for speculative purposes.  At April 30, 2010, we had unrealized losses on such hedge instruments totaling approximately $9,000, net of income taxes.  To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the Euro will impact our cost of ARA oil and gross margins.  We estimate that a 5% change in the Euro-U.S. dollar exchange rate would impact gross margins of our infant formula products by less than 0.5%.

We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings under the Credit Agreement. The Term Loan and the Revolver bear interest at rates that are determined by reference to, at the election of the Company, LIBOR or a base rate that is equal to the higher of the lender’s prime rate, the federal funds rate plus 0.50 % or LIBOR plus 1.50%.  Based on variable-rate borrowings of $40 million outstanding at April 30, 2010, we estimate that a 1% increase in either LIBOR or the base rate would impact our net income by approximately $300,000.

We have investments at April 30, 2010 with a fair value of $11.9 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities. Based on the estimated fair value of the ARS, during fiscal 2008 through fiscal 2010, we recorded net unrealized losses on these securities totaling approximately $2.1 million ($1.3 million, net of income tax benefit), reflecting the decline in the estimated fair value of these securities.  We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of these investments. If current market conditions deteriorate further, the Company may be required to record additional write-downs. In November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. In May 2010, Martek alerted the financial institution of the Company’s intention to sell the ARS covered by the Put Agreement on June 30, 2010.  Our ARS holdings to which this relates have a cost basis of approximately $7.3 million and a fair value at April 30, 2010 of approximately $6.2 million.  The Put Agreement, which is deemed a discrete short-term investment, has a recorded fair value of $1.1 million.  The benefits of the Put Agreement are subject to the continued expected performance by the financial institution of its obligations under the agreement.  We based our valuation of these ARS and the Put Agreement on discounted cash flow models that include various unobservable inputs.  Changes to the inputs used as of April 30, 2010 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

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

b)             Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended April 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009 and Item 1. “Legal Proceedings” of Part II of  our Quarterly Report on Form 10-Q for the period ended January 31, 2010, as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). The following is provided to supplement and update the description of reportable legal proceedings contained in those reports:

Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils, which expires in February 2011.  At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO.  Martek filed its answer to Aventis’ grounds for appeal in July 2006.  The appeal hearing was scheduled for March 2009.  Martek submitted new evidence that the appeal was inadmissible because Aventis was not the proper party.  Because the Appeal Board found that there are questions relating to the admissibility of Aventis’ appeal, it postponed the hearing and directed the parties to submit additional briefs on this issue.  Aventis submitted its brief in May 2009 and Martek submitted its brief in August 2009, and both parties filed further briefs.  The Appeal Board hearing has been scheduled for July 2010, and the Appeal Board will likely issue a final, oral decision at the end of the hearing. Martek’s patent will remain in full force and effect during the pendency of these proceedings.  Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below, and patent protection for Martek’s DHA-containing oils for use in infant formula would be compromised in Europe. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has an exclusive supply agreement are less than $1 million. Such exclusive agreements generally run through 2011.  An adverse decision would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.

Prior to our purchase of OmegaTech in fiscal 2002, Aventis Research and Technologies GmbH & Co. KG, and Nagase Limited challenged OmegaTech’s European patent covering its DHA-containing oils. At a hearing in December 2000, the Opposition Division of the EPO upheld some of the claims and revoked other claims. OmegaTech immediately appealed this ruling, as did Aventis. At an appeal hearing in May 2005, we received a favorable decision from the Appeal Board of the EPO, which overturned the decision of the Opposition Division and returned the case to the Opposition Division for review on the merits of the patent claims.  In a November 2007 hearing, the Opposition Division upheld claims that are narrower than the claims originally granted but broader than the claims that were previously upheld in the December 2000 Opposition Division hearing.  Martek and Aventis have appealed.  The patent, which expires in November 2010, will remain in full force and effect during the appeal process. This appeal involves the same admissibility issues that Aventis has with the appeal of the DHA patent discussed above.

In October 2007, the EPO granted a patent to Martek for fermentation processes for producing microbial lipids (e.g., DHA oil) under low dissolved oxygen conditions.  Lonza AG filed an opposition against this process patent in July 2008, and Martek filed a written response in April 2009.  A hearing before the Opposition Division of the EPO in Munich, Germany was held in April 2010. We received a favorable ruling in that all the claims were upheld with only minor amendments to some of the claims.  This patent is scheduled to expire in January 2021.

In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit.  Lonza Ltd. was added to the lawsuit.  In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid.  The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals for the Federal Circuit in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings. U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied.  The trial for US Patent No. 5,698,244 likely will not occur before 2011.  Discovery is expected to be completed before the end of 2010, and the defendants will be permitted to file a summary judgment motion at the end of 2010.

Also, in February 2010, Lonza filed a Request seeking reexamination of Martek’s U.S. Patent No. 6,410,281, which is the only unexpired patent of the three patents that Lonza was found to have infringed in the U.S., as discussed above.  The U.S. Patent and Trademark Office granted this Request in March 2010.

We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004.  Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit.  The complaint alleges infringement of our European patent relating to DHA-containing oils.  A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants.  The defendants have appealed, and an appeal hearing was scheduled for February 2009.  Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils.  This EPO Appeal Board hearing was scheduled for March 2009 and has been postponed until July 2010, as discussed above.  In December 2008, Martek requested that the court expand the appeal to include Lonza’s production of DHA in Germany, based on evidence discovered in October 2008.

We filed a patent infringement suit involving Lonza Ltd AG and Capsugel France in France in November 2008.  The complaint alleges infringement of our European patent relating to DHA-containing oils. Lonza’s request that the trial be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils has been granted.  This EPO Appeal Board hearing was scheduled for March 2009 and has been postponed until July 2010, as discussed above.  We agreed to dismiss our claims against Capsugel France in November 2009 based on Capsugel and its affiliates agreeing to purchase all of their microbial DHA exclusively from Martek for the life of the patent in question.

Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia.  The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula.  Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek.  An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent.  A hearing on the other European patent took place in December 2009, resulting in the revocation of the Suntory patent.  Suntory has appealed both European decisions, during which time the patents will remain in full force and effect.  A hearing on the Australian patent is expected in late 2010 or 2011.

In 2008, third parties filed Requests seeking reexamination of eleven of Martek’s U.S. patents.  Eight of these Requests were filed by Lonza with respect to eight of Martek’s DHA patents which are generally not relevant to Martek’s infant formula business.  Four of these patents have now expired.  Additionally, in 2008 an anonymous party filed three other Requests with respect to two of Martek’s blended oils patents and one ARA patent, all of which relate to our infant formula business.  The U.S. Patent and Trademark Office granted all eleven of the Requests to initiate a Reexamination process (“Reexamination(s)”).  As a result of Reexaminations, the claims of the subject patents may be upheld in their current form, narrowed, abandoned, or revoked, or the term of a patent may be shortened.  Not all of the claims of the patents were subject to Reexamination.

With respect to the ARA patent, which is scheduled to expire in August 2014, the Reexamination Certificate issued in May 2010.  The ARA patent emerged from this Reexamination with narrower claims, as the broader product claims were canceled.  Specifically, the  reexamined patent contains narrower product claims and process claims that, among other things, provide patent protection for a production process that we believe: i)  results in higher quality oil and  higher ARA potency and ii) is cost efficient compared to other processes for producing ARA.  When combined with our in-licensed patents from our ARA production partner DSM, we believe that it will be technologically difficult and less cost efficient for competitors to design around these claims.  Nonetheless, it is uncertain how much protection they will provide.

In February 2010, an anonymous party filed a new Request seeking reexamination of certain claims of Martek’s ARA patent, discussed above.  Specifically, reexamination of certain claims that were not reexamined during the initial Reexamination and reexamination of other claims which have now been canceled was requested.  The U.S. Patent and Trademark Office granted this Request in May 2010.

We received positive advisory actions from the examiners regarding claims pending in the Reexaminations of two DHA patents that have not expired and the two blended oils patents.  The blended oils patents expire in December 2011, which generally coincides with the expiration of some of our infant formula customers’ sole source purchase obligations.  All four Reexamination Certificates have issued for these two DHA patents and two blended oils patents.  The Reexaminations are continuing for the remaining two unexpired DHA patents, which do not cover commercially material products or processes.  We received a second office action rejection for one of these DHA patents in April 2010, and filed a Notice of Appeal in May 2010, and have until July 2010 to determine whether to file an appeal brief or allow the rejected claims to be revoked.  We have not yet received a second office action in the other, related DHA patent reexamination.  If we are unable to obtain commercially meaningful claim coverage, we may appeal within the U.S. Patent and Trademark Office, and in the event that we do appeal and receive a negative outcome, we will have an opportunity to further appeal to the federal courts.  These patents will remain in full force and effect during the appeal process.  However, if the appeals are not successful or are not pursued, some or all of the claims of these patents could be revoked.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks set forth in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009, Item 1A. “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010 and all other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC”). If any of the risks contained in those reports, or described below, actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.

The risk factors below are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009 and Item 1A. of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2010.  It should be noted that certain of our previously-disclosed risk factors referred and related specifically to our nutritional ingredients business.  While they have not been updated and restated below, on a going forward basis, these general risks are intended to include all products offered and businesses owned and operated by Martek, including the branded consumer health products business of recently-acquired Amerifit.

Our opportunity in the U.S. infant formula market, which represents approximately half of our total infant formula sales, may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program if the eligibility requirements for participating in the program are made more restrictive, if the amount of infant formula offered to participants is reduced, or if legislative changes result in the reduction or elimination of ingredients added to infant formula currently provided under the program.

We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infants and Children (“WIC”)-funded sales.  WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children.  Most WIC state agencies provide only one brand of term infant formula to its participants, depending on which company has the infant formula contract in a particular state.  Currently, WIC programs in 50 states and the District of Columbia offer term and certain specialty infant formula products supplemented with our oils. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive and/or participation decreases, or if any of our customers fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited.  Recently, certain legislators have proposed draft amendments to the proposed 2010 Healthy, Hunger-Free Kids Act that have the potential to seriously impact the addition of certain ingredients, including DHA and ARA,  to infant formula supplied under the WIC program.  If this draft legislation were to be enacted, potential outcomes include, but are not limited to, the commissioning of studies to assess the cost benefit justification and/or efficacy rationale for the inclusion of DHA and ARA in infant formula sold under the program, eliminating these ingredients from infant formula sold under the WIC program, or maintenance of the status quo  for previously approved ingredients.  If certain of these possible outcomes were to occur, sales of our oils for use in WIC program infant formula and potentially outside of the WIC program would be adversely impacted.  Further, in December 2007, the USDA, the federal agency which governs WIC, issued an interim final rule which included a reduction in the amount of infant formula to be offered through WIC.  State WIC agencies had until October 2009 to implement this change and the  interim  rule comment period ended in  February 2010.  USDA is currently reviewing and analyzing comments and expects to promulgate a final rule in early 2011. If there is a permanent reduction in the amount of infant formula offered through WIC, then our future infant formula revenues could be materially adversely affected.

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

Some of our customers have obtained organic certification from USDA-accredited certifying agents and have received authorization to use the USDA’s organic seal on certain products that contain our DHA and ARA-containing oils.  In some instances, such products have been further reviewed and the authorization to use Martek’s oils has been explicitly ratified by the USDA.  Certain advocacy groups, however, have challenged these authorizations and ratifications.  In April 2010, the USDA elected to revise its prior interpretations and ratifications of the specific recommendations and standards which allowed for the use of nutrients (including Martek’s DHA and ARA-containing oils) in organic products.  Under the USDA’s revised interpretation, it has asserted that the regulations do not permit the use of any nutrient (including DHA and ARA) in certified organic products unless the nutrient is considered either a vitamin or mineral, or the nutrient has been specifically reviewed and recommended for inclusion by the National Organic Standards Board (“NOSB”).  The USDA has indicated that it will issue draft guidance to formalize its revised interpretation later this year.  Following a public comment period, it will likely take between three and six months for the USDA’s new guidance to be finalized.  Thereafter, we anticipate a period of transition for companies currently using previously approved nutrients (including DHA and ARA) to petition the NOSB to have the nutrients reviewed, recommended and listed as acceptable for use in certified organic products, or to make appropriate label changes, or to remove the nutrients from products previously certified organic.

Because the NOP regulations are subject to change and interpretation, there can be no guarantee that our oils will continue to be acceptable for use in organic products. Organic food sales accounted for approximately 3.5% of the total U.S. food sales in 2008; sales of Martek’s oils for use in organic food products were less than $5 million during fiscal 2009.  However, we believe that interest from food manufacturers in producing and selling organic products is expanding, and we have emphasized sales in this market in our non-infant formula business.  If our oils are ineligible for inclusion in products that bear the USDA organic seal, our sales opportunity in the food and beverage market may be adversely impacted.

A substantial portion of our nutritional ingredients products sales is made to five of our existing customers under agreements with no minimum purchase requirements. If demand by these customers for our nutritional ingredients products decreases, our revenues may materially decline.

We rely on a substantial portion of our nutritional ingredients sales to five of our existing customers. Approximately 76% of our nutritional ingredients sales in the six months ended April 30, 2010 was generated by sales of DHA and ARA to five customers: Mead Johnson Nutritionals, Abbott Nutrition, Nestle, Pfizer (formerly Wyeth) and Danone (formerly Numico). We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements requires our licensees to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our customers to manufacture our products themselves or purchase nutritional oils from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand.

We have sole source supply agreements (in most cases through 2011) with customers comprising nearly 75% of our current infant formula revenues. We are currently attempting to extend these sole source agreements as well as enter into new such arrangements, but our ultimate success in doing so is uncertain. If we are unable to successfully enter into these new or extended arrangements, our future infant formula revenues may materially decline. Furthermore, even if we are successful in the execution of these agreements, the resulting arrangements may include price reductions which could yield material decreases to our future infant formula revenues. In addition, if demand by any of our significant customers for our nutritional products decreases, either prior to or subsequent to the expiration of such supply agreements, we may experience a material decline in our revenues.

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

The success of our branded consumer health products business depends on our ability to maintain the value of the brands.

The success of our branded consumer health products business depends, to a significant degree, on the value of our Culturelle®, AZO, and ESTROVEN® brands. These brand names are integral to the existing branded consumer health products business and to the implementation of certain of our strategies for expanding this business. Maintaining this brand value will depend largely on the success of our marketing efforts and our ability to provide a consistent and competitively differentiating health benefit to the end users of our products. Our brands could be adversely affected if we fail to achieve these objectives and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.

A substantial portion of our branded consumer health product sales is made to two of our existing customers under agreements with no minimum purchase requirements. If demand by these customers decreases, the revenues associated with this business may materially decline.

Approximately 51% of our branded consumer health product sales revenue during the quarter ended April 30, 2010 was generated by sales to two customers.  We cannot guarantee that these customers will continue to demand our products at current levels. Our supply arrangements with these customers do not require them to purchase any minimum amount of products from us now or in the future.  We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand.  If demand by these significant customers decreases, we may experience a material decline in our branded consumer health products revenues.  Furthermore, if purchasing patterns by our significant customers are uneven or inconsistent, we will likely experience fluctuations in the quarter-to-quarter revenues and cash flows of the branded consumer health products business.

Our branded consumer health products business has a material amount of value associated with customer relationships, goodwill and trademarks, which, if they become impaired would result in a reduction to our earnings.

For the acquisition of Amerifit, we paid total cash consideration of approximately $218 million. Under the acquisition method of accounting, the total purchase price was allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values at the February 12, 2010 acquisition date. The preliminary allocation of the purchase price resulted in value being assigned to customer relationships, goodwill and trademarks of $91.4 million, $99.0 million and $46.4 million, respectively. We expect to amortize the value of Amerifit’s customer relationships using an accelerated method over a period of 18 years. Both the goodwill and trademarks are intangibles with indefinite useful lives and will not be amortized. Current accounting standards require that intangible assets with indefinite lives be periodically evaluated for impairment. Declines in the profitability or estimated cash flows of the branded consumer health products business or potential changes in market valuations for similar assets, may negatively impact the fair value of the goodwill and trademarks as well as the customer relationships, which could result in an impairment charge. These charges may have a material impact on our operating results and financial position.

The Amerifit acquisition may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

Our purchase of Amerifit may expose us to significant unanticipated liabilities. We may incur unforeseen liabilities relating to the operation of the newly-acquired business. The liabilities may include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers or vendors, and claims by or amounts owed to suppliers. We have placed $25 million, subject to annual reductions over the next three years, in an escrow to secure certain indemnification obligations of Amerifit’s previous equity holders; however, the incurrence of unforeseen or unanticipated liabilities, should they be significant and in excess of the amounts placed in escrow, could have a material adverse affect on our business, results of operations and financial condition.

The Amerifit business relies on third- party manufacturers and certain key raw material suppliers for the production of its product portfolio.

We use third-party manufacturers and certain key raw material suppliers to produce Amerifit products. These third- party manufacturers and suppliers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers and suppliers to comply with applicable current good manufacturing practices (“GMPs”). The loss of a contract manufacturer or key raw material supplier may force us to shift production to different vendors and possibly cause manufacturing delays and disrupt our ability to fill orders until we find and qualify another third party manufacturer or key raw material supplier, if one can be found at all. Additionally, should any of these manufacturers or suppliers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business. Disruption in supply by our third-party manufacturers and raw material suppliers could have a material adverse effect on the future sales and operations of the Amerifit business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.01                       Amended and Restated Credit Agreement by and among Martek Biosciences Corporation, a Delaware corporation, as Borrower (“Martek”), and Manufacturers and Traders Trust Company, as Administrative Agent and Issuing Lender, and Bank of America, NA, as Syndication Agent, and SunTrust Bank, as Documentation Agent, and Capital One N.A., as Co-Agent, and Manufacturers and Traders Trust Company  and various other financial institutions  now or hereafter party hereto, as Lenders, dated to be effective March 19, 2010.(1)

10.02                       Amendment No. 1 by and among Martek; Martek Biosciences Boulder Corporation, a Delaware corporation, Martek Biosciences Kingstree Corporation, a Delaware corporation, Martek Amerifit Holding Corporation, a Delaware corporation, Amerifit Pharma, Inc. a Massachusetts corporation, Amerifit Brands, Inc., a Delaware corporation, Martek Amerifit LLC, a Delaware limited liability company, and Amerifit, Inc., a Delaware corporation;  Manufacturers and Traders Trust Company, as administrative agent; and Manufacturers and Traders Trust Company.(1)

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

*                                    Filed or furnished herewith.

(1) Incorporated by reference from our Current Report on Form 8-K (File No. 0-22354) filed with the Securities and Exchange Commission on March 25, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date:	June 9, 2010	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
(Principal Financial and Accounting Officer)