Form 10-Q
period 2010-07-31
MARTEK BIOSCIENCES CORP
filed 2010-09-08
CIK 892025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes☒ No

The number of shares of Common Stock outstanding as of September 1, 2010 was 33,480,546.

MARTEK BIOSCIENCES CORPORATION

FORM 10-Q

For The Quarterly Period Ended July 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 31,
	2010	October 31,
In thousands, except share and per share data	(unaudited)	2009

Assets
Current assets
Cash and cash equivalents	$26,522	$141,063
Short-term investments	—	7,301
Accounts receivable, net	66,415	44,304
Inventories, net	110,751	116,179
Deferred tax asset	25,761	24,303
Other current assets	5,776	5,240
Total current assets	235,225	338,390

Property, plant and equipment, net	249,825	252,279
Long-term investments	4,633	4,495
Goodwill	148,184	51,592
Customer relationships, net	88,658	—
Other intangible assets, net	89,295	42,631
Other assets, net	2,267	430

Total assets	$818,087	$689,817

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$15,451	$13,122
Accrued liabilities	38,353	18,243
Current portion of notes payable and other long-term obligations	1,186	410
Current portion of deferred revenue	830	2,981
Total current liabilities	55,820	34,756

Notes payable and other long-term obligations	3,079	400
Long-term portion of deferred revenue	8,019	8,426
Deferred tax liability	76,200	10,091

Total liabilities	143,118	53,673

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 4,700,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,480,468 and 33,269,686 shares issued and outstanding, respectively	3,348	3,327
Additional paid-in capital	561,561	557,519
Accumulated other comprehensive income (loss)	42	(674)
Retained earnings	110,018	75,972

Total stockholders’ equity	674,969	636,144

Total liabilities and stockholders’ equity	$818,087	$689,817

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three months ended July 31,		Nine months ended July 31,
Unaudited - In thousands, except per share data	2010	2009	2010	2009

Revenues:
Product sales	$113,971	$75,044	$317,139	$247,218
Contract manufacturing and collaborations	3,192	2,790	13,748	10,390

Total revenues	117,163	77,834	330,887	257,608

Cost of revenues:
Cost of product sales	56,011	41,129	164,310	137,337
Cost of contract manufacturing and collaborations	2,647	2,675	11,977	10,101

Total cost of revenues	58,658	43,804	176,287	147,438

Gross margin	58,505	34,030	154,600	110,170

Operating expenses:
Research and development	8,499	6,604	24,386	20,510
Selling, general and administrative	18,892	11,027	49,598	36,058
Advertising and promotion	5,598	412	10,072	1,353
Amortization of intangible assets	2,983	1,534	7,022	4,910
Acquisition costs	484	—	3,472	—
Restructuring charge	607	—	607	—
Other operating expenses	300	234	505	956

Total operating expenses	37,363	19,811	95,662	63,787

Income from operations	21,142	14,219	58,938	46,383

Interest and other income, net	73	175	(2)	710
Interest expense	(1,850)	(94)	(3,290)	(283)

Income before income tax provision	19,365	14,300	55,646	46,810
Income tax provision	7,479	5,372	21,600	17,259

Net income	$11,886	$8,928	$34,046	$29,551

Net income per share
Basic	$0.36	$0.27	$1.02	$0.89
Diluted	$0.35	$0.27	$1.02	$0.89

Weighted average common shares outstanding
Basic	33,468	33,234	33,376	33,191
Diluted	33,610	33,346	33,542	33,346

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended July 31,
Unaudited — In thousands	2010	2009

Operating activities

Net income	$34,046	$29,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,538	21,275
Amortization of debt issue costs	2,065	—
Deferred tax provision	20,849	16,329
Equity-based compensation expense	3,528	2,959
Loss on asset disposal and other, net	466	382
Changes in operating assets and liabilities:
Accounts receivable	(9,085)	3,119
Inventories	13,158	(25,734)
Other assets	2,644	(3,774)
Accounts payable	(1,934)	1,280
Accrued liabilities	9,710	(4,957)
Deferred revenue and other liabilities	(2,292)	(428)

Net cash provided by operating activities	99,693	40,002

Investing activities

Cash paid for acquisition of Amerifit, net of cash acquired	(200,743)	—
Sales of investments and marketable securities, net	7,350	100
Expenditures for property, plant and equipment	(13,171)	(6,733)
Capitalization of intangible assets	(4,077)	(6,129)

Net cash used in investing activities	(210,641)	(12,762)

Financing activities

Repayments of notes payable, term loan and other long-term obligations	(75,162)	(88)
Proceeds of term loan	75,000	—
Borrowings from revolving line of credit	11,000	—
Repayments of borrowings from revolving line of credit	(11,000)	—
Payment of debt issuance costs	(3,944)	—
Issuance of common stock under employee stock plans	1,569	234
Tax payments from shares withheld upon vesting of restricted stock units	(1,057)	(536)

Net cash used in financing activities	(3,594)	(390)

Foreign currency translation adjustment	1	—

Net (decrease) increase in cash and cash equivalents	(114,541)	26,850
Cash and cash equivalents, beginning of period	141,063	102,495

Cash and cash equivalents, end of period	$26,522	$129,345

Supplemental cash flow disclosures:
Interest paid	$1,157	$150
Income taxes paid	$1,062	$976
Long-term license fee obligation	$2,229	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Martek Biosciences Corporation (the “Company” or “Martek”), a Delaware corporation, was founded in 1985. The Company is a leader in the innovation, development, production and sales of high-value products from microbial sources that promote health and wellness through nutrition.  The Company’s technology platform consists of its core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing.  This technology platform has resulted in the Company’s development of a number of products, including its flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid) important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds.  Martek also produces life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.   The Company’s DHA and ARA are collectively referred to as “nutritional ingredients”.

On February 12, 2010, Martek completed the acquisition of Charter Amerifit LLC and all of its subsidiaries (“Amerifit”). Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO, the leading over-the-counter brand addressing symptom relief and detection of urinary tract infections; and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.  The products sold through Amerifit are collectively referred to as “branded consumer health products”.  Martek currently has a number of nutritional health and wellness products under development that it plans to commercialize and distribute through Amerifit’s distribution channels.   The results of operations of Amerifit are included in Martek’s consolidated financial statements since the acquisition date.

Martek’s technology platform has also made it a sought-after partner on a range of groundbreaking projects in process, including the development of microbially-derived biofuels and the development of DHA-containing oilseeds.  Collaboration work utilizes the Company’s core expertise in microbial biology, algal genomics, fermentation and downstream processing to collaborate with these corporate partners in the development of new products and technologies.

Martek also provides contract manufacturing services.  These contract manufacturing services are for both large and small companies and relate primarily to the production of enzymes, specialty chemicals, vitamins, and agricultural specialty products.  In fiscal 2009, the Company began reducing the scope of its contract manufacturing services in order to focus its resources on its higher margin products.  As of July 31, 2010, such contract manufacturing services have nearly ceased.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation   The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.  The accompanying unaudited financial statements and these notes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

Consolidation The consolidated financial statements include the accounts of Martek and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation, Martek Biosciences Kingstree Corporation and Martek Amerifit LLC (formerly called Charter Amerifit LLC) along with its subsidiaries, Martek Amerifit Holding Corporation, Amerifit Brands, Inc., Amerifit, Inc., Amerifit Pharma, Inc. and Estroven Ltd., after elimination of all significant intercompany balances and transactions.  Effective August 31, 2010, Martek Amerifit LLC and Martek Amerifit Holding Corporation have been eliminated through successive mergers into Amerifit Brands, Inc., the surviving corporation.

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

Revenue Recognition The Company derives revenue from three sources: product sales, contract manufacturing and collaborations. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is reasonably assured, the product is shipped and title and risk of loss are transferred. Sales are recorded net of allowances for returns, trade promotions, coupons and other discounts. Additionally, with respect to its branded consumer health products, the Company routinely commits to trade-promotion programs with its retail customers that require the Company to estimate and accrue the expected costs of such programs. Trade-promotion programs include cooperative marketing programs, temporary price reductions, slotting and other trade-promotion activities conducted by the retail customer. Trade-promotion costs are recorded as a reduction of product sales.

A number of infant formula license contracts for nutritional ingredients include an upfront license fee, a prepayment of product sales and established pricing on future product sales that may extend over several years and also may include discounts, some of which are based on the achievement of certain volume purchases. The consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. If volume pricing discounts are deemed to be a separate element, revenue on related product shipments is recognized using the estimated average price to the customer over the term of the discount period, which requires an estimation of total production shipments over that time frame.  Amounts billed in excess of the estimated average price are recorded as deferred revenue.  Conversely, a receivable is recorded for the excess of the estimated average price over amounts billed. Estimates of average prices are reviewed and, if necessary, adjusted periodically based on updated estimates of product shipments during each contract year.  The Company’s historical estimates of product shipments have approximated actual results.  Amounts recorded as either deferred revenue or a receivable are settled at the end of each contract year, which generally is December 31.  Once the requisite volume thresholds have been satisfied, the previously recorded deferred revenue is recognized over the remaining discount period.  Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement and included in product sales in the consolidated statements of income.

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

Shipping Income and Costs   Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues.  Shipping and handling costs were approximately $1.1 million and $3.0 million in the three and nine months ended July 31, 2010, respectively, and $600,000 and $1.7 million in the three and nine months ended July 31, 2009, respectively.

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

The Company recognizes the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria.  If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in management’s judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts.  The Company also recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.  The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open tax years.  It is reasonably possible that the total amount of unrecognized tax benefits as of July 31, 2010 will change within the next 12 months as various uncertainties are resolved.  The Company cannot reasonably estimate the range of potential outcomes.

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

The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM.  The Company does not use derivative financial instruments for speculative purposes.  These forward contracts are highly effective cash flow hedges and qualify for hedge accounting.  Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until the related product is sold.  As of July 31, 2010, outstanding forward contracts had notional values aggregating approximately 10.9 million euros (equivalent to $14.2 million at July 31, 2010), which mature by November 2011. Amounts recorded due to hedge ineffectiveness have not been material.

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

Acquisition Costs Acquisition costs are expensed as incurred.  These costs primarily include investment banking fees, professional service expenses and employee severance costs directly attributable to the Company’s acquisition of Amerifit in February 2010.

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

Investments The Company has classified investments at July 31, 2010 and October 31, 2009 as either trading or available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.

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

The fair value option for financial assets and liabilities permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings.  The Company elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”). See Note 6 for further discussion.

The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.

Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at July 31, 2010 and October 31, 2009.  See Note 7 for further discussion of the Company’s fair value measurements.

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

Goodwill and Other Intangible Assets Goodwill is tested for impairment annually or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.

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

Trademarks resulting from the Amerifit acquisition have an indefinite useful life.  During the period these assets are considered indefinite-lived, the trademarks will not be amortized but will be tested for impairment on an annual basis and between annual tests if management becomes aware of any events occurring or changes in circumstances that would potentially indicate a reduction in the fair value of the trademarks below their carrying amounts. Furthermore, during this non-amortizing period, the trademarks will be evaluated to determine whether events and circumstances continue to support an indefinite useful life. If a trademark not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

See Note 3 for further discussion of the goodwill and other intangible assets associated with the Company’s acquisition of Amerifit.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Assets are grouped and evaluated for impairment at the lowest level for which there is identified cash flows.  The Company deems an asset to be impaired if a forecast of undiscounted cash flows is less than its carrying amount.  The impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company generally measures fair value by discounting projected future cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  See Note 16 for discussion of potential impairment charge to Winchester’s production assets in the Company’s fourth quarter of fiscal 2010.

Recently Issued Accounting Pronouncements In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The Company is assessing what impact, if any, the adoption of ASU 2009-13 may have on its consolidated financial statements.

3. ACQUISITION OF AMERIFIT

On February 12, 2010, Martek completed the acquisition and obtained 100% of the voting interests of Amerifit.  In addition to the Company’s expectation that the Amerifit acquisition will be financially accretive, Martek expects to be able to use Amerifit’s marketing platform to brand and distribute the nutritional health and wellness products that Martek is currently developing for Amerifit’s channels.

Upon the closing of the acquisition, Martek paid total cash consideration of approximately $218 million, of which amount $27 million was placed in escrow to secure certain post-closing adjustment obligations and certain indemnification obligations.  During the three months ended July 31, 2010 the parties resolved the post-closing adjustments, which consisted of the final determinations of Amerifit’s net debt level and net working capital at the closing.  Such resolution resulted in the release from escrow of $2 million to Amerifit’s former equity holders.  Subject to claims being made associated with post-closing indemnification obligations, the remaining $25 million will be released from escrow, on defined dates, over the next 30 months to the former equity holders.

To finance the Amerifit acquisition, Martek utilized existing cash of approximately $115 million, proceeds from the $75 million Term Loan (as defined below), $11 million drawn from the Revolver (as defined below) and approximately $17 million of cash held by Amerifit at closing.  See Note 11 for additional discussion of the debt instruments.

Under the acquisition method of accounting, the total purchase price will be allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values as of the February 12, 2010 closing date of the acquisition. The table below summarizes the preliminary allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at February 12, 2010.  This preliminary allocation is based upon information that was available to management at the time the financial statements were prepared.  Accordingly, the allocation may change.  The Company has no information that indicates the final purchase price allocation could differ materially from the preliminary estimates noted below other than potential changes to certain accrued liabilities assumed in connection with the acquisition of Amerifit.

(In thousands)

Assets
Cash	$17,145
Accounts receivable	13,025
Inventories	7,634
Other current assets	2,131
Identifiable intangible assets	137,260
Property and equipment	1,813

Total identifiable assets acquired	179,008

Liabilities
Accounts payable and accrued expenses	(10,290)
Deferred tax liability	(46,809)
Other liabilities	(614)

Total liabilities assumed	(57,713)

Net identifiable assets acquired	121,295
Goodwill	96,593

Net assets acquired	$217,888

The estimated fair value of the inventory acquired resulted in a $1.9 million step-up from historical cost to fair value.  Of such step-up, $200,000 and $1.9 million was recorded as a cost of product sales in the three and nine months ended July 31, 2010, respectively, in the accompanying consolidated statements of income.  The cost basis of all other current assets acquired, all current liabilities assumed and of all acquired property and equipment approximated their fair values.

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

Deferred Income Taxes

The $2.5 million of deferred tax assets resulting from the acquisition was primarily related to federal and state net operating loss carryforwards acquired. The $49.3 million of deferred tax liabilities resulting from the acquisition was primarily related to the difference between the book basis and tax basis of the identifiable intangible assets.

Goodwill

The excess of the consideration transferred over the fair values assigned to the identifiable assets acquired and liabilities assumed was $96.6 million, which represents the goodwill amount resulting from the acquisition. Management believes that the goodwill mainly represents the future earnings potential of Amerifit as well as the economic synergies to be gained from Martek using Amerifit’s marketing platform to commercialize and distribute the nutritional health and wellness products that Martek is currently developing. The Company has recorded the goodwill as an intangible asset in our consolidated balance sheet as of the acquisition date and has attributed the goodwill to Martek’s branded consumer health products segment.  Goodwill is tested for impairment on an annual basis and between annual tests if management becomes aware of any events occurring or changes in circumstances that would potentially indicate a reduction in the fair value of the goodwill below its carrying amount.  None of the goodwill generated from the Amerifit acquisition is expected to be deductible for tax purposes.

Results of Operations

The results of operations of Amerifit since February 12, 2010 have been included in the Company’s consolidated statements of income. This includes revenue of $20.3 million and $38.3 million and income from operations of $1.9 million and $3.8 million for the three and nine months ended July 31, 2010, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Martek and Amerifit for the three months ended July 31, 2009 and nine months ended July 31, 2010 and 2009 as if the acquisition of Amerifit had been completed on November 1, 2008 with adjustments to give effect to pro forma events that are directly attributable to the acquisition. For the quarter ended July 31, 2010, the results of operations for Amerifit are reflected within the consolidated statements of income.  The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Martek and Amerifit. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations (in thousands, except per share amounts):

	Three months ended July 31,	Nine months ended July 31,
	2009	2010	2009

Revenues	$97,852	$354,498	$314,213

Net income	$9,804	$41,703	$32,611

Net income per share
Basic	$0.29	$1.25	$0.98
Diluted	$0.29	$1.24	$0.98

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

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Segment Revenues
Branded consumer health products	$20,301	$—	$38,310	$—
Nutritional ingredients	93,361	74,402	277,392	245,466
Other	3,501	3,432	15,185	12,142
Total	$117,163	$77,834	$330,887	$257,608

Segment Income From Operations
Branded consumer health products	$1,900	$—	$3,793	$—
Nutritional ingredients	18,921	13,949	54,123	46,042
Other	321	270	1,022	341
Total	$21,142	$14,219	$58,938	$46,383

Included in segment operating performance is depreciation and amortization attributed to the branded consumer health products segment of $1.7 million and $3.2 million in the three and nine months ended July 31, 2010, respectively.  Included in segment operating performance is depreciation and amortization attributed to the nutritional ingredients segment of $5.9 million and $18.3 million in the three and nine months ended July 31, 2010, respectively, and $6.4 million and $18.9 million in the three and nine months ended July 31, 2009, respectively.

Approximately 73% and 75% of the Company’s nutritional ingredients sales in the three and nine months ended July 31, 2010, respectively, were generated by sales to its top five nutritional ingredients customers.  In addition, approximately 50% of the Company’s branded consumer health products sales in the three and nine months ended July 31, 2010 were generated by sales to its top two branded consumer health products customers. Although the Company is not given precise information by its customers as to the countries in which its nutritional ingredients are sold, the Company estimates that approximately 50% of its nutritional ingredients sales for the three and nine months ended July 31, 2010 and the three and nine months ended July 31, 2009 relate to sales in the United States. Virtually all sales of branded consumer health products are to customers in the United States.

Assets of the branded consumer health products segment total $254.7 million at July 31, 2010.  The remainder of the Company’s assets are almost entirely related to the operations of the nutritional ingredients segment.

5. DSM SUPPLY AND LICENSE AGREEMENT

In July 2009, the Company entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of July 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $35.0 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by Martek in the normal course of business. Under certain circumstances, either Martek or DSM may terminate the Restated Agreement after 2012. Upon early termination by Martek, Martek would be required to make a payment to DSM with the value of such payment decreasing over the remaining term of the Restated Agreement and being dependent upon DSM’s physical infrastructure at the early termination date. A termination payment by Martek as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million.

6. INVESTMENTS

The Company has investments consisting of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 37 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek continuing to hold such securities.  Consequently, the investments held at July 31, 2010 are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.

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

In November 2008, the Company executed a Put Agreement with a financial institution that provided Martek the ability to sell certain of its ARS to the financial institution and allowed the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity.  Therefore, the Company classified such investments as “trading”.  On June 30, 2010, the Company exercised its rights under the Put Agreement which resulted in the sale of the related ARS and the receipt by Martek of $7.3 million, the par value of such ARS.

The Company had elected to adopt the fair value option for the Put Agreement so that changes in the fair value of this asset would largely offset the fair value movements of the related ARS. As such, only an immaterial net gain was recorded by the Company upon recognition of gain on the sale of the ARS covered by the Put Agreement and loss upon settlement of the Put Agreement. Total net gains associated with the ARS sold and Put Agreement exercised were also immaterial during the full nine months ended July 31, 2010. In the nine months ended July 31, 2009, the Company recognized a $1.8 million impairment charge on these ARS, which was recognized in interest and other income in the consolidated statements of income.  The impairment charge consisted of $1.0 million of unrealized losses reclassified from other comprehensive income and approximately $800,000 of unrealized fair value declines occurring after such reclassification, which includes $77,000 of unrealized gains recognized during the three months ended July 31, 2009. In the nine months ended July 31, 2009, the Company recognized a gain of $1.7 million related to the Put Agreement, which was recognized in interest and other income in the consolidated statements of income, and includes $97,000 of fair value declines recognized during the three months ended July 31, 2009.

As of July 31, 2010, the Company’s ARS holdings have a cost basis of approximately $5.6 million and a fair value of approximately $4.6 million. The total decline in fair value of $1.0 million has been recorded as a net reduction to other comprehensive income. The Company believes that the unrealized losses on these ARS are temporary.  In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities, the intent of the Company to sell the impaired security, and whether the Company will be required to sell the security prior to the anticipated recovery in market value.  The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.  Due to the underlying maturities of these investments and the Company’s belief that the market for the ARS will take in excess of twelve months to fully recover, the fair value of such ARS is classified as long-term investments in the accompanying consolidated balance sheet as of July 31, 2010.  Net unrealized gains associated with these ARS during the three and nine months ended July 31, 2010 totaled approximately $100,000.  In the nine months ended July 31, 2009, the Company recognized $600,000 as a reduction to other comprehensive income related to the temporary unrealized losses associated with these ARS, of which $52,000 was recorded as an increase to other comprehensive income during the three months ended July 31, 2009.

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

As of July 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These financial assets were as follows (in thousands):

	As of July 31, 2010
	Level 1	Level 2	Level 3	Balance

Assets
Available-for-sale securities (1)	$—	$—	$4,633	$4,633
Investments in money market funds (2)	5,463	—	—	5,463
Exchange rate forward contracts (3)	—	1,009	—	1,009
Total assets	$5,463	$1,009	$4,633	$11,105

(1)          Included in long-term investments in the accompanying consolidated balance sheets.

(2)          Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(3)          Included in other current assets in the accompanying consolidated balance sheets.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended July 31, 2010 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on April 30, 2010	$10,787	$1,084	$11,871

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	1,092	(1,084)	8
Included in other comprehensive income	54	—	54
Purchases, sales, issuances and settlements, net	(7,300)	—	(7,300)

Balance on July 31, 2010	$4,633	$—	$4,633

(1) See Note 6 for discussion of Auction Rate Securities and related Put Agreement.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the nine months ended July 31, 2010 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on November 1, 2009	$10,575	$1,221	$11,796

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	1,270	(1,221)	49
Included in other comprehensive income	138	—	138
Purchases, sales, issuances and settlements, net	(7,350)	—	(7,350)

Balance on July 31, 2010	$4,633	$—	$4,633

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

(1) See Note 6 for discussion of Auction Rate Securities and related Put Agreement.

Some of the inputs into the discounted cash flow models from which the Company bases its Level 3 valuations for the ARS and, previously, the Put Agreement are unobservable in the market and have a significant effect on valuation. The assumptions used in preparing the models include, but are not limited to, periodic coupon rates, market required rates of return, the expected term of each security and the credit-adjusted rate of the counterparty to the Put Agreement. The coupon rate was estimated using implied forward rate data on interest rate swaps and U.S. Treasuries, and limited where necessary by any contractual maximum rate paid under a scenario of continuing auction failures. Assumptions regarding required rates of return were based on risk-free interest rates and credit spreads for investments of similar credit quality. The expected term for the ARS was based on a weighted probability-based estimate of the time the principal will become available to the Company. The expected term for the Put Agreement was based on the earliest date on which the Company could exercise the Put Agreement rights.

8.  INVENTORIES

Inventories consist of the following (in thousands):

	July 31,	October 31,
	2010	2009

Finished goods	$56,051	$56,203
Work in process	48,409	56,501
Raw materials	6,291	3,475

Inventories, net	$110,751	$116,179

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors.  Reserves for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	July 31,	October 31,
	2010	2009

Land	$2,320	$2,320
Building and improvements	69,571	67,094
Machinery and equipment	270,683	266,257
Furniture and fixtures	3,309	3,094
Computer hardware and software	18,913	17,220
	364,796	355,985
Less: accumulated depreciation and amortization	(130,635)	(113,437)
	234,161	242,548
Construction in progress	15,664	9,731

Property, plant and equipment, net	$249,825	$252,279

10.  INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following (in thousands):

	July 31, 2010			October 31, 2009
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks (amortizing)	$2,305	$(1,130)	$1,175	$2,202	$(1,004)	$1,198
Trademarks (indefinite-lived)	45,400	—	45,400	—	—	—
Patents	30,263	(12,106)	18,157	25,732	(9,046)	16,686
Current products	10,676	(5,897)	4,779	10,676	(5,363)	5,313
Licenses and other	27,629	(7,845)	19,784	24,899	(5,465)	19,434
	116,273	(26,978)	89,295	63,509	(20,878)	42,631

Customer relationships	91,400	(2,742)	88,658	—	—	—
Goodwill	148,184	—	148,184	51,592	—	51,592

	$355,857	$(29,720)	$326,137	$115,101	$(20,878)	$94,223

See Note 3 for discussion of the additions to trademarks, customer relationships and goodwill resulting from the Amerifit acquisition in February 2010.

In February 2009, Martek entered into a license agreement with an international food company for certain patented technology expected to be used in the production of Martek’s life’sDHA™ for certain applications. Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, Martek paid an upfront license fee of $1.0 million.  In April 2010, certain development goals were achieved by the licensor related to the licensed technology which has resulted in future license payment obligations for Martek.  Therefore, in April 2010, the Company recorded the present value of such future payments, totaling approximately $2.2 million, as an additional license fee asset as well as a license fee obligation.  In addition, Martek will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology, including certain minimum royalty payments of approximately $2.0 million, and may be required to pay additional license fees of approximately $2.5 million if certain commercially beneficial rights are exercised by the Company in the future.  The license fees paid in connection with this arrangement are being amortized over 10 years.

Included in amortization of intangible assets is approximately $2.6 million and $6.3 million in the three and nine months ended July 31, 2010, respectively, and approximately $1.3 million and $4.3 million in the three and nine months ended July 31, 2009, respectively, related to assets supporting the Company’s commercial products.

Based on the current amount of intangible assets subject to amortization, the estimated total amortization expense for each year in fiscal 2010 through fiscal 2014 will be approximately $12.6 million, $14.4 million, $13.2 million, $12.8 million and $12.2 million, respectively.

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

The Term Loan had a maturity date of February 2013 and was fully repaid by the Company in July 2010 with available cash.  During the months in which it was outstanding, the Term Loan bore interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  For purposes of the Credit Agreement, LIBOR is the greater of 1.25% per annum or LIBOR at the time of such determination.

There were no amounts outstanding under the Former Facility from November 1, 2009 through its refinancing in January 2010.  There have been no amounts outstanding on the Revolver since April 2010.  The weighted average annual commitment fee rate on unused amounts under the Revolver was approximately 0.2% for the three months ended July 31, 2010 and approximately 0.3% since the refinancing.  The weighted average annual commitment fee rate on unused amounts under the Former Facility in the first quarter of fiscal 2010 was approximately 0.1%. The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on the Company’s consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.

During the three months ended July 31, 2010, the Company incurred interest on borrowings of approximately $200,000 on the Term Loan.  During the nine months ended July 31, 2010, the Company incurred interest on borrowings of approximately $1.0 million, including $900,000 of interest on the Term Loan and $100,000 on the Revolver.  The weighted average annual interest rate during the three and nine months ended July 31, 2010 on the Term Loan was 4.4% and 4.8%, respectively. The weighted average annual interest rate during the nine months ended July 31, 2010 on the Revolver was 4.5%.

In connection with the Credit Agreement financing, the Company incurred debt issuance costs totaling approximately $3.9 million. Such amounts were allocated to the Term Loan and the Revolver on a pro-rata basis. Amounts allocated to the Term Loan are amortized using the effective interest method and amounts allocated to the Revolver are amortized using the straight-line method. Due to the full repayment of the Term Loan in July 2010, the Company accelerated the amortization of the attributable debt issuance costs resulting in amortization expense of $1.4 million and $1.7 million during the three months ended July 31, 2010 and from the date of funding on February 12, 2010 through July 31, 2010, respectively. Amortization of amounts allocated to the Revolver totaled $200,000 and $400,000 during the three months ended July 31, 2010 and from the date of funding on February 12, 2010 through July 31, 2010, respectively.

The carrying amounts of notes payable and long-term debt at July 31, 2010 and October 31, 2009 approximate their fair values based on instruments of similar terms available to the Company.

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

In May 2008, the Company entered into a collaboration agreement with a global biotechnology company to jointly develop and commercialize a canola seed that produces DHA.  Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones.  As of July 31, 2010, the Company’s financial commitment, primarily through internal research efforts, to the first projected milestone date totals approximately $100,000.  Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.

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

Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents.  In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit.  In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned.  The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid.  It also found that the defendants willfully infringed one of these patents.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings.  U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied. The trial for U.S. Patent No. 5,698,244 likely will not occur before 2011.  Discovery is expected to be completed before the end of 2010, and the defendants will be permitted to file a summary judgment motion at the end of 2010. Additionally, in early 2010 Lonza requested reexamination of U.S. Patent Nos. 6,410,281 and 5,698,244 in the U.S. Patent and Trademark Office, and these two requests have been granted.

In January 2004, the Company filed a patent infringement lawsuit in Germany against Nutrinova and Celanese Ventures GmbH.  Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit.  The complaint alleges infringement of Martek’s European patent relating to DHA-containing oils.  A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants.  The defendants have appealed, and the appeal is expected to be heard in 2011.  This patent is scheduled to expire in February 2011.

In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of July 31, 2010, the patents being defended in the Lonza matter had a net book value of approximately $3.5 million, including capitalized legal costs, which is being amortized over a weighted average remaining period of approximately four years.  This amount is subject to future impairment, in whole or in part, pending the outcome of these patent lawsuits.

These lawsuits are further described in Item 1. “Legal Proceedings” of Part II of this Form 10-Q.

Other The Company is involved in various other legal actions.  Management believes that these actions, either individually or in the aggregate, will not have a material adverse effect on the Company’s results of operations or financial condition.

13.  STOCKHOLDERS’ EQUITY

The Company recognized approximately $1.2 million and $3.6 million in the three and nine months ended July 31, 2010, respectively, and approximately $1.1 million and $3.0 million in the three and nine months ended July 31, 2009, respectively, in compensation cost related to employee stock plans.  Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods.

The Company granted 474,424 restricted stock units during the nine months ended July 31, 2010, which generally vest over 62 months from the date of grant.  The total fair value of the restricted stock units granted of $9.1 million was based on fair market value on the date of grant.

As of July 31, 2010, there was approximately $16.5 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2015 with a weighted average recognition period of approximately two years.

Unrecognized compensation cost related to unvested stock options as of July 31, 2010 is not material.

14.  NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding. Diluted net income per share is computed using the weighted average number of common shares outstanding, giving effect to stock options and restricted stock units using the treasury stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Net income	$11,886	$8,928	$34,046	$29,551

Weighted average shares outstanding, basic	33,468	33,234	33,376	33,191
Effect of dilutive potential common shares:
Stock options	48	76	53	94
Restricted stock units	94	36	113	61
Total dilutive potential common shares	142	112	166	155
Weighted average shares outstanding, diluted	33,610	33,346	33,542	33,346

Net income per share, basic	$0.36	$0.27	$1.02	$0.89
Net income per share, diluted	$0.35	$0.27	$1.02	$0.89

Stock options to purchase approximately 2.0 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2010 and stock options to purchase approximately 2.1 million shares were outstanding but were not included in the computation of diluted net income per share for both the three and nine months ended July 31, 2009, because the effects would have been antidilutive.

15. COMPREHENSIVE INCOME

Comprehensive income and its components for the three and nine months ended July 31, 2010 and 2009 were as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Net income, as reported	$11,886	$8,928	$34,046	$29,551

Other comprehensive income (loss):
Foreign currency translation adjustment	3	—	1	—
Reclassification of available-for-sale securities, net of tax of $—, $—, $— and $383, respectively	—	—	—	646
Unrealized gain (loss) on available-for-sale securities, net of tax of $20, $19, $51 and $(230), respectively	34	32	86	(388)
Realized loss on exchange rate forward contracts, net of tax of $92, $66, $97 and $986, respectively	158	125	166	1,678
Unrealized gain on exchange rate forward contracts, net of tax of $294, $372, $284 and $744, respectively	480	544	463	1,218

Comprehensive income	$12,561	$9,629	$34,762	$32,705

16. RESTRUCTURING

In June 2010, the Company commenced plans to restructure its Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. With an expected completion date of October 31, 2010, Martek plans to reduce its workforce and transfer certain manufacturing and distribution processes currently being performed in Winchester to the Company’s Kingstree, South Carolina site. Remaining in Winchester after the restructuring will be activities focused primarily on lab and pilot scale development, innovation and production, as well as supply-chain management.

As a result of the restructuring plan, a charge and accrued liability of approximately $600,000 was recorded in the third quarter of fiscal 2010 related to employee separation costs in the nutritional ingredients segment. Employee separation costs include severance, medical and other benefits.  The Company anticipates incurring approximately $1.0 million of additional restructuring costs in the fourth quarter of fiscal 2010 related to employee separation costs. In addition, Martek is evaluating the potential sale or lease of a portion of its Winchester operations.  Any such sale or lease would be contingent upon Martek’s ability to maintain the necessary production redundancies through continuing access to certain key processes at the Winchester facility and/or arrangements with contract manufacturers.  Either due to sale or a lack of plant interdependency, the Company expects that the plant restructuring will result in a non-cash charge of $30 million to $40 million in the fourth quarter of fiscal 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

•                  expectations regarding future revenue, revenue growth, gross margin, operating cash flow and  profitability of Martek, including its Amerifit subsidiaries;

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

•                  expectations regarding future interest expense on borrowings;

•                  expectations regarding future charges associated with the Winchester restructuring;

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

GENERAL

Martek was founded in 1985. We are a leader in the innovation, development, production and sale of high-value products from microbial sources that promote health and wellness through nutrition.  Our technology platform consists of our core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing.  This technology platform has resulted in our development of a number of products, including our flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid) important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds. We also produce life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.  Our DHA and ARA are collectively referred to as “nutritional ingredients”.  On February 12, 2010, we acquired Amerifit.  Amerifit develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. Amerifit products include: Culturelle®, a leading probiotic supplement; AZO, the leading over-the-counter brand addressing symptom relief and detection of urinary tract infections (“UTI”); and ESTROVEN®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.  The products sold through Amerifit are collectively referred to as “branded consumer health products”.

We operate in two material business segments, the development and commercialization of high-value nutritional ingredients products from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.

In our nutritional ingredients segment, we sell nutritional oils and powders as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes.  Research has shown that DHA and ARA may enhance mental and visual development in infants.  In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. We are supplying over 40 infant formula customers with our nutritional ingredients, including market leaders Mead Johnson Nutritionals, Nestle, Abbott Nutrition, Pfizer and Danone.  Our customers are now selling infant formula products containing our nutritional ingredients collectively in over 80 countries.  We are also currently marketing and selling our life’sDHA™ for food and beverage, supplement and animal feed applications to both U.S. and international companies. To date, over 300 domestic and international companies have launched non-infant formula products that contain life’sDHA™.

In our branded consumer health products segment, we sell the Culturelle®, AZO, and ESTROVEN® lines of products.  Culturelle® is a probiotic (“good” bacteria) supplement which promotes good digestion, assists in maintaining regularity and supports the human immune system. The AZO line includes over-the-counter products used for the diagnosis of UTI as well as the treatment of pain associated with UTI. ESTROVEN® products are herbal supplements made with all-natural ingredients to provide relief from menopause symptoms such as hot flashes and night sweats. These branded consumer health products are sold to most major mass, club, drug, food and specialty stores in the United States.

There are currently a number of nutritional health and wellness products under development that we plan to brand and distribute through Amerifit’s marketing and distribution platform.

RECENT HIGHLIGHTS

The following highlights some recent positive developments in our business and the science supporting our nutritional ingredients. Please read our Risk Factors carefully for certain factors that should be considered in evaluating these developments and our business.

•                  Extended Global Sole Source Supply Agreement with Mead Johnson — In June 2010, Martek extended its sole source supply agreement with Mead Johnson & Company, LLC, for DHA and ARA for infant formula products. Under the terms of the amendment, Martek will remain Mead Johnson’s global sole source supplier of DHA and ARA for all of its infant formula products through December 31, 2015, an extension of four years beyond the earliest possible termination date of the current agreement. The amendment also provides graduated price reductions to Mead Johnson over the term of the extension, beginning in 2010.

•                  Supply Agreements with Chinese Dairies — Martek entered into nutritional ingredient supply agreements with two leading Chinese dairies. A five-year agreement with Chinese dairy Mengniu Dairy Company Limited was executed for the use of Martek’s life’sDHA™ in Mengniu-brand UHT milk and potentially other categories. In addition, the Company entered into a multi-year DHA and ARA agreement with Feihe Dairy, a wholly-owned subsidiary of American Dairy, Inc. Under the terms of the agreement, Feihe Dairy will purchase its total requirements of DHA and ARA for its new premium infant formula and growing-up milk products sold in China.

•                  Non-Infant Formula Product Launches with life’sDHA™ —

•                  Foods and Beverages — O’ Sole Mio™ Vivi Bene® medaglioni with basil and O’ Sole Mio™ Vivi Bene® medaglioni with sundried tomato (Les aliments O’Sole Mio — Canada); Dairyland™ Cool Ones yogurt (Saputo Inc. — Canada); Little Bear® Kid Growing Milk (Uni-President — China); Babyliqi — Professor Qiqi Drink (Hong Kong Babyliqi Biotechnology Co., Ltd.™ — China);  Yubao Goat-Goat Dairy Drink (Xi’an Yubao Goat Dairy Industry Co., Ltd — China).

•                  Pregnancy and nursing and nutritional supplements — CitraNatal®Harmony™ with 250 mg life’sDHA™ (Mission Pharmacal® — U.S.); Prenexa® with 300 mg life’sDHA™ (Upsher-Smith Laboratories — U.S.); Organic Nutritional Mommy Bars (Earth’s Best Organic® — U.S.);  Opti3 (Chrysalis — UK); Supradyn® Junior Gummies with 60 mg life’sDHA™ per daily dose (Bayer  — Spain); Stop Aging Now with 100 mg life’sDHA™ per day (Avema Pharma Solutions — U.S.); Neurofen (Laboratoria Natury — Poland); Z.K. 200 Cereboost (Guarana, DHA, Vitamins + Zinc) with 15 mg life’sDHA™ (Artisan Gida — EU); Meydunig Mama and Maydunig Baby with 200 mg and 100 mg life’sDHA™ respectively (Shanghai Baojialijia — China).

•                  New Scientific Data Published on DHA and ARA — The journal Acta Paediatrica (online, July 2010) published the results of the continuation of a study previously reported from the University of Oslo, Norway. The study was a randomized, double-blinded, placebo-controlled intervention in which additional DHA and ARA or placebo oil were added to the human milk given to very low birth weight infants (< 1500 g). The intervention and control group included 44 and 48 children, respectively. Supplementation began one week after birth until discharge from hospital (9 weeks on average). The infants were tested at 2 years of age using various measures. The authors concluded that “a positive effect of early supplementation with DHA and ARA on 20 months attention capacity was indicated”. Martek supplied oils used in this study.

SALES AND MARKETING

Nutritional Ingredients

Our nutritional oils and powders are marketed and sold to the infant formula, pregnancy and nursing, food and beverage, dietary supplement and animal feed markets. These sales are both direct to customers through our direct sales force as well as through distributors. Although we are not given precise information by our customers as to the countries in which products containing our nutritional ingredients are sold, we estimate that approximately 50% of our nutritional ingredients sales are to customers in the U.S.  Certain of our nutritional ingredient license and supply agreements establish Martek, subject to certain exceptions, as their exclusive supplier of such ingredients for minimum periods of time.  Certain of these agreements establish the customer as the exclusive customer of life’sDHA™ in a particular food or beverage category or categories or geographic region.

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

Branded Consumer Health Products

The products in our branded consumer health products segment are sold primarily through a direct sales force, but also through the use of third party sales brokers, distributors and wholesalers.  We are currently marketing and selling such products to most major mass, club, drug, food and specialty stores in the United States.

We believe that a focused and consistent marketing strategy is critical to the growth of our brands. Our strategy includes the use of print, television and internet advertising as well as point-of-sale merchandising. These programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target customers. We also partner with our customers to develop trade promotion programs which deliver merchandising and price promotions to our consumers.

We expect that our future revenues and operating results in both the nutritional ingredients and branded consumer health products segments will continue to experience quarter-to-quarter and year-to-year fluctuations, some of which may be significant. We currently have sole source supply agreements with customers comprising nearly 75% of our current infant formula revenues.  These sole source arrangements include the supply agreements recently extended with Mead Johnson and Danone, which are now extended at least through calendar 2015 and 2014, respectively, and collectively comprise approximately 43% of our current infant formula revenues as well as others which, in most cases, extend through calendar 2011. Our success in entering into new sole source agreements or in extending existing sole source infant formula supply agreements will be  significant in determining the extent of such revenue fluctuations.  Furthermore, in order to extend the sole source arrangements which expire at the end of calendar 2011, consistent with the pricing provisions in the recently extended Mead Johnson and Danone arrangements, reductions to our existing per-unit pricing may continue to be required, which is likely to result in declines to our future infant formula revenues and may negatively impact related infant formula gross profit margins.  The Company has several cost saving and product innovation strategies designed to mitigate a portion of the possible negative gross profit margin impact of lower future infant formula pricing, including the plant restructuring described below. We anticipate continued growth in our nutritional ingredients segment outside of infant formula and in our branded consumer health products segment, which should also mitigate any decrease to infant formula revenues and margins.  In addition, any growth in the overall market for DHA and ARA in infant formula would also help reduce the impact of any such decreases.

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

•                  our ability to introduce new, internally-developed products through Amerifit’s distribution channels;

•                  the ability of our customers to incorporate our nutritional ingredients into various foods and beverages;

•                  our ability to protect against competitive nutritional ingredients products through our patents;

•                  the variability of birth rates;

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

PRODUCTION AND SOURCES OF SUPPLY

Nutritional Ingredients

We currently manufacture oils rich in DHA at our production facilities located in Kingstree, South Carolina and Winchester, Kentucky.  The oils that we produce in these facilities are certified Kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America.  Both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities, and have achieved compliance with the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world.

In June 2010, we commenced plans to restructure our Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. With an expected completion date of October 31, 2010, Martek plans to reduce its workforce and transfer certain manufacturing and distribution processes currently being performed in Winchester to our Kingstree, South Carolina site. Remaining in Winchester after the restructuring will be activities focused primarily on lab and pilot scale development, innovation and production, as well as supply-chain management. As part of the restructuring, we are evaluating the potential sale or lease of a portion of our Winchester facility. Any such sale or lease would be contingent upon Martek’s ability to maintain the necessary production redundancies through continuing access to certain key processes at the Winchester facility and/or arrangements with contract manufacturers.

Over 90% of our ARA oils are purchased from DSM.  Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. The balance of our ARA requirements is produced at our Kingstree facility.  In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of July 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $35.0 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by us in the normal course of business.

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

When combining our current DHA and ARA production capabilities in Kingstree and Winchester with DSM’s current ARA production capabilities, we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula and non-infant formula markets.  Furthermore, despite the plant restructuring described above, when combined with DSM’s current ARA production capabilities, Martek’s DHA and ARA production capacity will continue to be substantially in excess of current and forecasted requirements for the next several years even after such restructuring. As such, our production capacity exceeds current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs.  Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.

Branded Consumer Health Products

We currently outsource the production and packaging of all of our current branded consumer health products with oversight by our internal managers. We expect to continue to rely on third parties for these manufacturing requirements. Where possible, we qualify more than one source for the manufacturing and packaging of our products to manage the risk of supply disruptions. In such circumstances, if one of our manufacturers or packagers were unable to supply our needs, we believe we would have an alternative source available for those products.  We have qualified alternatives suppliers for most of our products, and where we do not, we are actively seeking to qualify an alternative supplier.

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

CRITICAL ACCOUNTING POLICIES AND

THE USE OF ESTIMATES

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates. We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to shareholders on Form 10-K for the year ended October 31, 2009.  Other than the changes and additions noted below there have been no significant changes in the Company’s critical accounting policies since October 31, 2009.

Revenue Recognition We derive revenue from three sources: product sales, contract manufacturing and collaborations. We recognize product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is reasonably assured, the product is shipped and title and risk of loss are transferred. Sales are recorded net of allowances for returns, trade promotions, coupons and other discounts. Additionally, with respect to our branded consumer health products, we routinely commit to trade-promotion programs with our retail customers that require the Company to estimate and accrue the expected costs of such programs.  Such cost estimates generally utilize the historical results of similar trade-promotion programs with additional allowances for any unique facts and circumstances.  Trade-promotion programs include cooperative marketing programs, temporary price reductions, slotting and other trade-promotion activities conducted by the retail customer. Trade-promotion costs are recorded as a reduction of product sales.  If our actual costs of trade-promotion programs differ from our historical results, actual product sales will differ from those estimated and the differences could be material.  Furthermore, with arrangements that involve multiple deliverables or pricing variability, management’s assessment of fair value is a significant consideration of revenue recognition.  Management evaluates future patent expirations, market participants and competitive conditions in its assessment of whether the identified deliverables or pricing variability represents fair value.

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

We believe that the acquired customer relationships have an estimated useful life of 18 years based on estimates of value derived from these relationships and attrition.  The acquired trademarks have an indefinite useful life due to the fact that there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the acquired trademarks are expected to contribute directly or indirectly to our future cash flows. Due to their indefinite life, the trademarks will not be amortized. Different conclusions with respect to the amortizability of the trademarks or the period over which the customer relationships are amortized could have a material effect on our results of operations.

The non-amortizing trademarks will be tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of the trademarks, we will make assumptions about our estimated future cash flows and other factors to determine the fair value of these assets.  If the Company does not achieve its growth targets as contemplated, the Company may need to record an impairment charge in the future.

Impairment of Goodwill Goodwill is tested for impairment annually or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.  Judgments regarding the existence of impairment indicators, including lower than expected cash flows from the acquired Amerifit business, are based on a variety of factors including market conditions and operational performance. Future events could cause us to conclude that impairment indicators exist. The Company estimates fair value using valuation techniques such as discounted cash flows. This requires management to make assumptions regarding future income, working capital and discount rates. Different assumptions could affect the fair value determination and ultimately the need to record an impairment charge in the future.

RESULTS OF OPERATIONS

Revenues

The following table presents revenues by category (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Product sales	$113,971	$75,044	$317,139	$247,218
Contract manufacturing and collaborations	3,192	2,790	13,748	10,390
Total revenues	$117,163	$77,834	$330,887	$257,608

Product sales increased $38.9 million or 52% in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and increased $69.9 million or 28% in the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009.  This increase was partially attributable to the branded consumer health product sales of Amerifit, which totaled $20.3 million in the three months ended July 31, 2010 and $38.3 million for the period from the acquisition date (February 12, 2010) through July 31, 2010.  The remainder of the increase, or $18.6 million and $31.6 million in the comparable three and nine months, respectively, was primarily the result of growth in demand for our nutritional ingredients in both the infant formula and non-infant formula markets. Demand increases outside the United States, particularly in Asia, were a key driver of this growth.

Product sales were comprised of the following (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Nutritional ingredients:
Infant formula	$79,169	$63,320	$237,028	$215,294
Food and beverage	4,553	2,681	13,265	8,278
Pregnancy and nursing, nutritional supplements and animal nutrition	9,015	7,931	25,216	20,396
Shipping charges	624	470	1,883	1,498
Total nutritional ingredients	93,361	74,402	277,392	245,466

Branded consumer health products	20,301	—	38,310	—

Non-nutritional products	309	642	1,437	1,752
Total product sales	$113,971	$75,044	$317,139	$247,218

Approximately 73% and 75% of our nutritional ingredients sales in the three and nine months ended July 31, 2010, respectively, were generated by sales to our top five nutritional ingredients customers.  In addition, approximately 50% of our branded consumer health products sales in both the three and nine months ended July 31, 2010 was generated by sales to our top two branded consumer health products customers. Although we are not given precise information by our customers as to the countries in which our nutritional ingredients are sold, we estimate that approximately 50% of our nutritional ingredients sales for the three and nine months ended July 31, 2010 and the three and nine months ended July 31, 2009 relate to sales in the United States. Virtually all sales of our branded consumer health products are to customers in the United States.

As of July 31, 2010, we estimate that formula supplemented with our oils had penetrated almost all of the United States infant formula market.

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

We expect that our future branded consumer health product sales will also be subject to quarter-to-quarter fluctuations and will be dependent to a significant degree upon the following factors: (i) the timing and effectiveness of product promotions and advertising campaigns by us or our competitors; (ii)  new product launches by us or our competitors; and (iii) the timing and extent of stocking and de-stocking of inventory by our customers.

Contract manufacturing and collaborations revenues totaled approximately $3.2 million and $13.7 million in the three and nine months ended July 31, 2010, respectively, and $2.8 million and $10.4 million in the three and nine months ended July 31, 2009, respectively.  Of the total contract manufacturing and collaborations revenue in the three and nine months ended July 31, 2010, approximately $2.3 million and $10.7 million, respectively, relates to contract manufacturing activities that in large measure, we have now exited.  The remaining $900,000 and $3.0 million in the three and nine months ended July 31, 2010, respectively, relates to the revenues associated with Martek’s joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009 and is expected to continue through at least 2011.  The cessation of contract manufacturing activities is not expected to have any material impact on our financial condition or results of operations.

As a result of the above, total revenues increased by $39.3 million or 51% in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009, and total revenues increased by $73.3 million or 28% in the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009.

Cost of Revenues

The following table presents our cost of revenues (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Cost of product sales	$56,011	$41,129	$164,310	$137,337
Cost of contract manufacturing and collaborations	2,647	2,675	11,977	10,101
Total cost of revenues	$58,658	$43,804	$176,287	$147,438

Cost of product sales as a percentage of product sales improved to 49% in the three months ended July 31, 2010 from 55% in the three months ended July 31, 2009 and improved to 52% in the nine months ended July 31, 2010 from 56% in the nine months ended July 31, 2009. The decrease in the comparative three and nine months was due to both DHA and ARA cost reductions and the positive impact on gross margins of branded consumer health product sales.  Included in the gross margin for the third quarter of and year-to-date fiscal 2010 is the negative effect of approximately $200,000 and $1.9 million, respectively, of one-time inventory step-up in fair value resulting from the Amerifit acquisition.

Cost of contract manufacturing and collaborations was $2.6 million and $12.0 million in the three and nine months ended July 31, 2010, respectively, and $2.7 million and $10.1 million in the three and nine months ended July 31, 2009, respectively.  Our contract manufacturing and services margins vary between periods primarily due to contract mix and volume.

See “Management Outlook” for discussion of expected operating results for the fourth quarter and full fiscal year 2010.

Operating Expenses

The following table presents our operating expenses (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Research and development	$8,499	$6,604	$24,386	$20,510
Selling, general and administrative	18,892	11,027	49,598	36,058
Advertising and promotion	5,598	412	10,072	1,353
Amortization of intangible assets	2,983	1,534	7,022	4,910
Acquisition costs	484	—	3,472	—
Restructuring charge	607	—	607	—
Other operating expenses	300	234	505	956
Total operating expenses	$37,363	$19,811	$95,662	$63,787

Our research and development costs increased by $1.9 million or 29% in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and increased by $3.9 million or 19% in the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009.  The increases were due to our expanded clinical and pre-clinical research activities along with higher personnel costs.  Our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting our products; (ii) improving manufacturing processes; (iii) broadening the market applications for the Company’s life’sDHA™; and (iv) leveraging our microbial technology platform to develop new high-value product offerings. We continue to expect quarter-to-quarter fluctuations in research and development expenses mainly due to the timing of outside services, including third-party clinical trial services.

Our selling, general and administrative costs increased by $7.9 million or 71% in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and increased by $13.5 million or 38% in the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009.  These increases resulted from expenses attributable to Amerifit, which totaled approximately $4.1 million in the three months ended July 31, 2010 and $7.5 million in the period from the acquisition date through July 31, 2010, and from increases to the estimate of annual incentive compensation payouts based on the probable achievement of certain pre-established operational and financial goals for the year.

Advertising and promotion increased from approximately $400,000 in the three months ended July 31, 2009 to $5.6 million in the three months ended July 31, 2010 and increased from approximately $1.4 million in the nine months ended July 31, 2009 to $10.1 million in the nine months ended July 31, 2010.  These increases resulted from advertising and promotion attributable to Amerifit.  We anticipate significant advertising and promotion expenses each quarter; however, quarter-to-quarter fluctuations will occur as a result of the timing of particular advertising and promotion campaigns.

Our amortizing intangibles assets consist primarily of patents, licenses, and trademarks unrelated to Amerifit and customer relationships resulting from the Amerifit acquisition. We amortize these assets over their expected life. We recorded amortization expense related to our intangible assets of $3.0 million and $7.0 million in the three and nine months ended July 31, 2010, respectively, and $1.5 million and $4.9 million in the three and nine months ended July 31, 2009, respectively.  The increase in the three and nine months ended July 31, 2010 includes $1.5 million and $2.8 million, respectively, of amortization associated with the intangible assets acquired with Amerifit, partially offset by certain non-Amerifit patent assets becoming fully amortized in the prior period. See Item 1. “Legal Proceedings” of Part II of this Form 10-Q for further discussion of certain patent matters.

Acquisition costs in 2010 relate primarily to investment banking fees, professional service expenses and employee severance costs incurred during the nine months ended July 31, 2010 associated with the Amerifit acquisition.  There were no acquisition-related costs incurred in the 2009 periods.

In June 2010, we commenced plans to restructure our Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. With an expected completion date of October 31, 2010, we plan to reduce our workforce and transfer certain manufacturing and distribution processes currently being performed in Winchester to the Company’s Kingstree, South Carolina site. Remaining in Winchester after the restructuring will be activities focused primarily on lab and pilot scale development, innovation and production, as well as supply-chain management.

As a result of the restructuring plan, a charge of approximately $600,000 was recorded in the third quarter of fiscal 2010 related to employee separation costs. Employee separation costs include severance, medical and other benefits.  We anticipate incurring approximately $1.0 million of additional restructuring costs in the fourth quarter of fiscal 2010 related to employee separation costs.  In addition, we are evaluating the potential sale or lease of a portion of our Winchester operations.  Any such sale or lease would be contingent upon our ability to maintain the necessary production redundancies through continuing access to certain key processes at the Winchester facility and/or arrangements with contract manufacturers.  Either due to sale or a lack of plant interdependency, we expect that the plant restructuring will result in a non-cash charge of $30 million to $40 million in the fourth quarter of fiscal 2010.

Interest and Other Income, Net

Interest and other income, net, decreased by $100,000 in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and decreased by $700,000 in the nine months ended July 31, 2010 as compared to the nine months ended July 31, 2009 due primarily to lower cash balances and interest rates earned on those cash balances.

Interest Expense

Interest expense increased by $1.8 million and $3.0 million in the three and nine months ended July 31, 2010, respectively, as compared to the three and nine months ended July 31, 2009, respectively, due to interest costs incurred on borrowings used to finance the Amerifit acquisition. Interest costs in the three and nine month periods of 2010 include the effects of the accelerated amortization of debt issue costs resulting from the early repayment of the Term Debt in the third quarter of fiscal 2010.  With such early repayment, we expect interest expense to decline significantly in the fourth quarter of fiscal 2010 as compared to the third quarter of 2010.  See Note 11 to the consolidated financial statements for additional discussion of the Former Facility and the Credit Agreement we entered in January 2010, as amended in March 2010.

Income Tax Provision

The provision for income taxes reflected an effective tax rate of 38.6% and 38.8%  in the three and nine months ended July 31, 2010, respectively, and  37.6% and 36.9% in the three and nine months ended July 31, 2009, respectively.  The higher effective tax rate in the 2010 periods results from the non-deductibility of certain expenses incurred related to the acquisition of Amerifit.

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

Net Income

As a result of the foregoing, net income was $11.9 million in the three months ended July 31, 2010 as compared to net income of $8.9 million in the three months ended July 31, 2009, and net income was $34.0 million in the nine months ended July 31, 2010 as compared to net income of $29.6 million in the nine months ended July 31, 2009.

Segment Profitability

We operate in two material business segments, the development and commercialization of high-value nutritional ingredients products from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.  Outside of these two segments, we derive revenues primarily from contract manufacturing and collaborations, which are included in “other” in the table below. Segment profitability is measured based on income from operations. Segment operating performance is as follows (in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009

Segment Income From Operations
Branded consumer health products	$1,900	$—	$3,793	$—
Nutritional ingredients	18,921	13,949	54,123	46,042
Other	321	270	1,022	341
Total	$21,142	$14,219	$58,938	$46,383

The profitability of the nutritional ingredients segment increased in both the three and nine months ended July 31, 2010 as compared to the comparable prior year periods due primarily to the revenue growth and gross margin improvements noted above. Profitability of the combined contract manufacturing and collaborations groups increased primarily as a result of our contract mix and our joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Over the last five years, we have financed our operations primarily from the following sources:

•                  cash generated from operations;

•                  debt financing; and

•                  cash received from the exercise of stock options.

Our cash flows for the nine months ended July 31, 2010 and 2009 were as follows (in thousands):

	Nine months ended July 31,
	2010	2009

Net cash provided by operating activities	$99,693	$40,002
Net cash used in investing activities	(210,641)	(12,762)
Net cash used in financing activities	(3,594)	(390)
Foreign currency translation adjustment	1	—
Total cash (outflows) inflows	$(114,541)	$26,850

Cash and cash equivalents decreased $114.5 million since October 31, 2009 due to the acquisition of Amerifit in February 2010.  To finance the Amerifit acquisition, we utilized existing cash of approximately $115 million, the proceeds from a term loan totaling $75 million and $11 million drawn from our revolving credit facility (see below for further discussion) and approximately $17 million of cash held by Amerifit at closing.  Our income excluding non-cash items of approximately $87 million in the nine months ended July 31, 2010 as well as reductions to inventories held contributed to the generation of $99.7 million in cash from operating activities.  Capital expenditures, including both property and equipment as well as patent and other intangible asset costs, totaled $17.2 million during the nine months ended July 31, 2010.  Our financing activities in the nine months ended July 31, 2010 primarily include borrowings described above to finance the acquisition of Amerifit, of which the $11 million borrowed under the revolving credit facility and the $75 million borrowed under the Term Loan were repaid in full by July 31, 2010.

As of July 31, 2010, we had approximately $26.5 million in cash and cash equivalents.  In January 2010, we entered into a Credit Agreement, subsequently amended in March 2010 (the “Credit Agreement”), that includes a $75 million term loan (the “Term Loan”) and a $100 million secured revolving credit facility (the “Revolver”).  The Credit Agreement replaced our existing $135 million credit facility.

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

The Term Loan had a maturity date of February 2013; however we fully repaid the Term Loan in July 2010.  During the months in which it was still outstanding, the Term Loan bore interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  For purposes of the Credit Agreement, LIBOR is the greater of 1.25% per annum or LIBOR at the time of such determination.  The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on our consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.  As of July 31, 2010, we were in compliance with all loan covenants.

At July 31, 2010, our investments had a fair value of $4.6 million and consisted primarily of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 37 years.  Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds, except as noted below, until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.  To this end, in November 2008, we executed a Put Agreement with a financial institution that provided us the ability to sell certain of our ARS to the financial institution and allowed the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. On June 30, 2010, the Company exercised its rights under the Put Agreement which resulted in the sale of the related ARS and the receipt by Martek of $7.3 million, the par value of such ARS.

The following table sets forth our future minimum payments under contractual obligations at July 31, 2010:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable (1)	$484	$38	$77	$77	$292
Borrowings under Revolver	—	—	—	—	—
Long-term license fee obligation (2)	2,379	933	1,446	—	—
Operating lease obligations (3)	10,495	1,955	2,663	2,198	3,679
Unconditional purchase obligations (4), (5)	122,126	85,829	36,297	—	—
Total contractual cash obligations (6)	$135,484	$88,755	$40,483	$2,275	$3,971

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

(6)          The table above excludes uncertain tax payments of $3.1 million, the timing of which is uncertain.

We believe that the Revolver, when combined with our cash and cash equivalents on-hand at July 31, 2010, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. The ultimate amount of capital that we may require will depend, among other things, on one or more of the following factors:

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

MANAGEMENT OUTLOOK

The projected results are shown below for Martek (not including Amerifit), Amerifit (stand-alone, post-acquisition) and on a consolidated basis for the three months ending October 31, 2010. The consolidated net income and earnings per share information is shown inclusive of any charges resulting from the Winchester restructuring described above.

Three months ending October 31, 2010
(in millions, except per share data)	Martek	Amerifit	Consolidated

Revenue	$87.0 – 91.0	$21.0 – 22.0	$108.0 – 113.0
Income (loss) from operations before restructuring charge	$16.1 – 18.3	$3.0 – 3.5	$19.6 – 21.8
Restructuring charge	$41.0 – 31.0	—	$41.0 – 31.0
Income (loss) from operations after restructuring charge	$(24.9) – (12.7)	$3.0 – 3.5	$(21.4) – (9.2)
Net loss			$(13.4) – (5.9)
Diluted EPS			$(0.40) – (0.18)

For the fourth quarter of fiscal 2010, Martek expects infant formula revenue to be between $71 million and $75 million, non-infant formula nutritional revenue to be between $13 million and $14 million, and contract manufacturing and collaborations revenue to be between $1.0 million and $1.3 million. Such projected fourth quarter revenues would equate to year-over-year growth of more than 23%.

Consolidated gross margin in the fourth quarter of fiscal 2010 is expected to be between 51% and 52%. Furthermore, due to the Company’s early repayment of its term loan and related debt issuance cost amortization acceleration in the third quarter, we expect interest expense to decline significantly in the fourth quarter of fiscal 2010 as compared to the third quarter of 2010.

Based on this fourth quarter guidance, Martek expects full fiscal year 2010 revenue to be between $439 million and $444 million, including infant formula revenues of between $308 million and $312 million. The projected 2010 annual revenues would represent year-over-year growth in total revenues of 27% to 29% (10% to 11% excluding Amerifit-related revenues) and reflects meaningful gains in nearly all markets for our nutritional ingredients, including growth in infant formula revenues of 8% to 9% and growth in non-infant formula nutritional revenues of  31% to 34%.

With the recently-extended infant formula supply agreements along with the pending Winchester restructuring, the Company has greater visibility into its expected results for fiscal 2011. As such, we are projecting revenue and net income growth over fiscal 2010. Contributing to this anticipated earnings increase is projected gross margin growth of at least 400 basis points over the expected full year fiscal 2010 level. Gross margin for fiscal 2011 will be favorably impacted by a full year of Amerifit operations, the discontinuation of the Company’s low margin contract manufacturing business, production cost efficiencies and lower ARA pricing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk associated with changes in foreign currency exchange rates and interest rates.

In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM.  As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in euros.  As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement, we are exposed to risks related to changes in exchange rates between the U.S. dollar and the euro.  We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations.  We do not enter into foreign currency cash flow hedges for speculative purposes.  At July 31, 2010, we had unrealized gains on such hedge instruments totaling approximately $600,000, net of income taxes.  To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins.  We estimate that a 5% change in the euro-U.S. dollar exchange rate would impact gross margins of our infant formula products by less than 0.5%.

We are subject to risk from adverse changes in interest rates, primarily relating to variable-rate borrowings under the Credit Agreement. The Term Loan was repaid in full in the quarter ended July 31, 2010.  The Revolver bears interest at rates that are determined by reference to, at the election of the Company, LIBOR or a base rate that is equal to the higher of the lender’s prime rate, the federal funds rate plus 0.50 % or LIBOR plus 1.50%.  There were no variable-rate borrowings outstanding at July 31, 2010.

We have investments at July 31, 2010 with a fair value of $4.6 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities.  To this end, in November 2008, we executed an auction rate securities rights agreement (the “Put Agreement”) with a financial institution that provides us the ability to sell certain of our ARS to the financial institution and allows the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012.  In June 2010, we exercised our rights under the Put Agreement and the ARS covered by the Put Agreement were sold at par for total proceeds of $7.3 million.  Our ARS holdings to which this relates had a cost basis of approximately $7.3 million.  The Put Agreement was deemed a discrete short-term investment until its exercise.  The remaining ARS at July 31, 2010 are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.  These remaining ARS have a cost basis of approximately $5.6 million and a fair value of $4.6 million at July 31, 2010. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of the remaining ARS investments we hold. If current market conditions deteriorate further, the Company may be required to record additional write-downs. We based our valuation of these investments on discounted cash flow models that include various unobservable inputs.  Changes to the inputs used as of July 31, 2010 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material.

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

b)             Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s quarter ended July 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009 and Item 1. “Legal Proceedings” of Part II of  our Quarterly Reports on Form 10-Q for the periods ended January 31, 2010 and April 30, 2010, as well as in the other reports we file with the Securities and Exchange Commission (the “SEC”). The following is provided to supplement and update the description of reportable legal proceedings contained in those reports:

In November 2009, Lonza filed with the U.S. Patent and Trademark Office a Request for Reexamination (“Request”) of U.S. Patent No. 5,698,244. This patent, which contains claims directed to raising animals, including humans, by feeding them omega-3 highly unsaturated fatty acids from Thraustochytriales, could impact competitors in the food and beverage, dietary supplement and infant formula markets.  After multiple resubmissions, the Office granted this Request in March 2010.  An adverse first Office Action issued in August 2010.  We intend to respond to the Office Action and defend this patent.  The patent will remain in full force and effect during the reexamination process.

Also, in February 2010, Lonza filed a Request seeking reexamination of Martek’s U.S. Patent No. 6,410,281, which contains claims directed to controlling corrosion in a fermentor by providing a non-chloride sodium salt, rather than sodium chloride, as the primary source of sodium.  This is the only unexpired patent of the three patents that Lonza was found to have infringed in the U.S., as discussed above.  The U.S. Patent and Trademark Office granted this Request in March 2010.  An adverse first Office Action issued in August 2010.  We intend to respond to the Office Action and defend this patent.  The patent will remain in full force and effect during the reexamination process.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks set forth in Item 1A. “Risk Factors” of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009, Item 1A. “Risk Factors” of Part II of our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2010 and April 30, 2010 and all other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC”). If any of the risks contained in those reports, or described below, actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment.

The risk factors below are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended October 31, 2009 and Item 1A. of Part II of our Quarterly Reports on Form 10-Q for the quarters ended January 31, 2010 and April 30, 2010.  It should be noted that certain of our previously-disclosed risk factors referred and related specifically to our nutritional ingredients business.  While they have not been updated and restated below, on a going forward basis, these general risks are intended to include all products offered and businesses owned and operated by Martek, including the branded consumer health products business of recently-acquired Amerifit.

We maintain significant manufacturing capacity and have incurred substantial costs in building it. If we are unable to increase our revenues from our nutritional oils produced at these facilities, we may continue to experience excess production capacity and we may be unable to recover these plant expansion costs, which could result in a write-down of certain production assets.

In connection with our efforts to alleviate supply constraints with our infant formula customers and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so.  As of July 31, 2010, the Company had $63.5 million of production assets that are currently idle.  In June 2010, we commenced plans to restructure our Winchester, Kentucky manufacturing facilities.  These plans include the transfer of certain manufacturing and distribution processes currently being performed in Winchester to our Kingstree, South Carolina site and the potential sale or lease of a portion of our Winchester operations. Either due to sale or a lack of plant interdependency, we expect that the plant restructuring will result in a non-cash asset charge of $30 million to $40 million in the fourth fiscal quarter of fiscal 2010.  Even following the completion of this restructuring, our ability to recover the costs of our production assets may depend on increased volumes and revenue from the products manufactured at our facilities.  There are no assurances that we will be able to achieve this goal.  If it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material.  In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not Applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

10.01	Amendment to Supply Agreement with Mead Johnson & Company, LLC, dated January 1, 2006, as amended on August 6, 2009, deemed effective as of June 1, 2010.^*

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).*

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

^                  Confidential treatment was requested by the Securities and Exchange Commission for certain portions of this agreement. The confidential portions were filed separately with the Commission.

*                 Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARTEK BIOSCIENCES CORPORATION
(Registrant)

Date:	September 8, 2010	/s/ Peter L. Buzy
Peter L. Buzy
Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
(Principal Financial and Accounting Officer)