Form 10-K
period 2010-10-31
MARTEK BIOSCIENCES CORP
filed 2010-12-29
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of Common Stock held by non-affiliates of the registrant as of April 30, 2010 was $724,300,842, based on the closing price of the Common Stock on The NASDAQ Global Select Market on April 30, 2010.

The number of shares of Common Stock outstanding as of December 21, 2010 was 33,519,548.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which will be filed with the Commission within 120 days after the end of the Registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

MARTEK BIOSCIENCES CORPORATION

FORM 10-K

For The Fiscal Year Ended October 31, 2010

PART I

The information in this Form 10-K for Martek Biosciences Corporation (“Martek”, “we”, or the “Company”) contains certain forward-looking statements, including statements related to markets for the Company’s products and trends in its business that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1. “Business” as well as those discussed elsewhere in this Form 10-K, including in Item 1A. “Risk Factors”.

ITEM 1. BUSINESS.

AGREEMENT AND PLAN OF MERGER

On December 20, 2010, Martek entered into an agreement and plan of merger (the “Merger Agreement”) with Koninklijke DSM N.V. (“Parent”) and Greenback Acquisition Corporation, an indirect wholly-owned subsidiary of Parent (“Purchaser”). Pursuant and subject to the terms of the Merger Agreement, Purchaser will commence, no earlier than January 10, 2011 and no later than January 25, 2010, a tender offer (the “Offer”) to acquire all of the outstanding shares of Martek’s common stock (the “Shares”) for a purchase price of $31.50 per share in cash (the “Offer Price”).  In addition, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Martek (the “Merger”), and Martek will become an indirect wholly-owned subsidiary of Parent. In the Merger, the Shares remaining outstanding following the consummation of the Offer, other than Shares held by Parent or its subsidiaries or by stockholders who have validly exercised their dissenters’ rights under the Delaware General Corporation Law, will be converted into the right to receive the Offer Price.

The obligation of Purchaser to accept for payment and pay for the Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among others, the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a Material Adverse Effect on Martek, as defined in the Merger Agreement, and the Merger Agreement not being terminated in accordance with its terms. It is also a condition to Purchaser’s obligation to accept for payment and pay for the Shares tendered in the Offer that more than 50% of the outstanding shares of Martek common stock on a fully-diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn. There is no financing condition to the Offer.

The closing of the Merger is subject to the satisfaction of customary closing conditions, and, depending on the number of Shares held by Parent, Purchaser and their affiliates after Purchaser’s acceptance of the Shares properly tendered in connection with the Offer, approval of the Merger by holders of the outstanding Shares.

Upon the closing of the Merger, all outstanding restricted stock units will vest in full and the shares delivered upon vesting will be converted into the right to receive the merger consideration, which is the Offer Price. On that date, all unvested stock options will also become fully vested. Stock options with an exercise price less than the Offer Price will terminate and the holders will receive, subject to applicable withholding for taxes, the difference between the exercise price of the stock option and the Offer Price.  All other stock options will terminate without any payment.

The Merger Agreement includes customary representations and warranties of Martek, Parent and Purchaser, which were made to each other as of specific dates. The Merger Agreement also includes customary covenants of Martek, Parent and Purchaser, and Martek has agreed to operate its business in the ordinary course until the Merger is consummated. In addition to certain other covenants, Martek has agreed not to: (i) solicit, initiate, or knowingly encourage the submission of any takeover proposal; (ii) participate or engage in any discussions or negotiations regarding, or furnish any non-public information with respect to, or knowingly take any action to facilitate any inquiries or the making of any proposal that constitutes, or would reasonably be expect to lead to, any takeover proposal; or (iii) release any third party from any confidentiality agreement entered into in connection with any takeover proposal or potential takeover proposal or any standstill agreement or standstill provision to which Martek is a party, fail to reasonably enforce or grant any material waiver, request or consent to any takeover proposal under any such agreement.  However, subject to Martek’s compliance with the Merger Agreement and prior to the time Purchaser accepts the Shares for payment in the Offer, if the Martek board of directors determines in good faith that an unsolicited bona fide written takeover proposal is, or would reasonably be expected to result in or lead to, a transaction that would, if consummated, result in a transaction that is more favorable from a financial point of view to the holders of the Shares and is reasonably likely to be completed on the terms proposed in a timely fashion (a “Superior Proposal”), and the Martek board of directors determines in good faith that failure to take such action would be reasonably likely to violate the fiduciary duties of the board of directors to Martek’s stockholders under applicable law, Martek is permitted to furnish information with respect to Martek to the third party making the takeover proposal and engage in negotiations or discussions with that third party.

The Merger Agreement contains certain termination rights for each of Martek and Parent, including Martek’s ability to terminate the agreement in order to accept a Superior Proposal, provided that Martek must first give Parent three business days to make a proposal to amend the terms of the Merger Agreement and if that proposal is determined by the Martek board of directors to be at least as favorable from a financial point of view as that Superior Proposal, then Martek may not terminate to accept that Superior Proposal. If the Merger Agreement is terminated under certain circumstances, including after receipt of a Superior Proposal, Martek must pay Parent a termination fee of $38,000,000.

As part of the Merger Agreement, Martek granted to Purchaser an irrevocable option (the “Top-Up Option”) to purchase the lowest number of newly issued Shares that, when added to the number of Shares owned by Parent, Purchaser and their respective related organizations at the time of such exercise, shall constitute one share more than 90% of the number of Shares outstanding on a fully-diluted basis after such exercise. The exercise price for each Share in the Top-Up Option is equal to the Offer Price. However, the number of Shares subject to the Top-Up Option is limited to the aggregate of the number of Shares held as treasury shares by Martek and the number of Shares authorized and not reserved but that are otherwise available for issuance. If the Top-Up Option is exercised by Purchaser, Purchaser is required, subject to the terms and conditions of the Merger Agreement, to effect a short-form merger under the Delaware General Corporation Law.

OVERVIEW

Martek Biosciences Corporation is a microbial biotechnology platform company that harnesses the distinctive characteristics and properties of microbes to produce unique and valuable products. Martek’s library of single cell alga and other microorganisms capable of producing compounds of interest coupled with our scale-up and production expertise and proven commercialization infrastructure have enabled Martek to become a leader in the innovation, development, production and sale of high-value products that promote health and wellness through nutrition.

The Company’s technology platform consists of its core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing. This technology platform has resulted in the Company’s development of a number of products, including its flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid), an omega-3 fatty acid important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds. Martek also produces life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.   The Company’s DHA and ARA are collectively referred to as “nutritional ingredients”.

On February 12, 2010, Martek completed the acquisition of Charter Amerifit LLC and all of its subsidiaries (“Amerifit”). Through Amerifit, Martek develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. These brands are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO, the leading over-the-counter brand addressing symptom relief and detection of urinary tract infections (“UTI”); and Estroven®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.  The products sold through Amerifit are collectively referred to as “branded consumer health products”.  Martek currently has a number of nutritional health and wellness products under development that it plans to commercialize and distribute through Amerifit.

We operate in two material business segments, the development and commercialization of high-value nutritional ingredients from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.  Martek’s technology platform also enables the development of products and technologies that are renewable and sustainable and therefore has made Martek a sought-after partner on a range of groundbreaking projects currently in process, including the development of microbially-derived biofuels and the development of DHA-containing oilseeds. Until October 31, 2010, our business also included contract manufacturing services.

NUTRITIONAL INGREDIENTS

We have developed production methods and intellectual property for two important fatty acids, DHA and ARA.  We sell nutritional ingredients containing these fatty acids as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes. Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart. Research has shown that DHA and ARA may enhance mental and visual development in infants. In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease.  Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease, dementia, cardiovascular problems and various other neurological and visual disorders. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.

Adults obtain DHA via a limited number of foods such as fish, eggs or organ meats.   ARA may be obtained from foods such as red meats, fish and eggs. Pregnant women transfer DHA and ARA through the placenta to the fetus and lactating mothers pass DHA and ARA to infants through breast milk. It is generally recognized that adults have sufficient ARA in their diets, but many experts believe that most people’s diets are deficient in omega-3 fatty acids, including DHA.  While there are currently no universally recognized guidelines for daily consumption of DHA and ARA for infants and DHA for the general population, several international scientific and health agencies have made recommendations for the consumption of DHA and ARA by infants and for the DHA intake of adults, including specific recommendations for pregnant and nursing women.  Recommendations for consumption during pregnancy range from 200-300 mg of DHA per day, and recommendations for general cardiovascular health range from 250-500 mg per day of long-chain omega-3 polyunsaturated fatty acids (“LCPUFAs”) including DHA. U.S. Department of Health and Human Services data indicate that dietary consumption of DHA is below this level.  The European Food Safety Authority (“EFSA”) Dietary Reference Values opinion for fats included recommendations for pregnant and lactating women including 100-200 mg preformed DHA per day over and above the 250 mg per day recommended intake for the general population. We believe that greater recognition of this possible dietary deficiency will result in an increase in demand for DHA-supplemented products. We are currently selling our nutritional ingredients into the infant formula market as well as the dietary supplement, food and beverage, pregnancy and nursing and animal feed markets domestically and internationally.

BRANDED CONSUMER HEALTH PRODUCTS

In our branded consumer health products segment, we sell the Culturelle®, AZO, and Estroven® lines of products.  Culturelle® is a probiotic (“good” bacteria) supplement which promotes good digestion, assists in maintaining regularity and supports the immune system. The AZO line includes over-the-counter products used for the diagnosis of UTI as well as the treatment of pain and discomfort associated with UTI plus yeast infection and vaginal relief products.  Estroven® products are vitamin, mineral and herbal supplements made with all-natural ingredients to provide relief from menopause symptoms such as hot flashes and night sweats. These branded consumer health products are sold through most major mass, club, drug, food and specialty stores in the United States.

COLLABORATIONS

We perform work in connection with technical collaborations with corporate partners.  This work utilizes our core expertise in microbial biology, algal genomics, fermentation and oil processing as a basis for collaboration with these corporate partners in the development of new products and technologies.  It is our intent to enter into such collaborations primarily when our technology platform leads us to new products and technologies that are outside of our nutritional ingredients and branded consumer health products businesses and where collaborators can help us accelerate the commercialization of, and potentially provide economic support for, those new products and technologies.  One example of such collaboration is Martek’s efforts with a subsidiary of BP p.l.c. (“BP”), for the joint development of biofuels from microbial oils.

CONTRACT MANUFACTURING

We have historically provided certain contract manufacturing services at our Kingstree, South Carolina facility.  We began offering these services following our September 2003 acquisition of FermPro Manufacturing, LP, which had been providing third-party manufacturing services since the mid-1960’s. These contract manufacturing services were for both large and small companies and related primarily to the production of enzymes, specialty chemicals, vitamins, and agricultural specialty products.  In fiscal 2009, the Company began reducing the scope of its contract manufacturing services in order to focus its resources on its higher margin products. As of October 31, 2010, our contract manufacturing services have effectively ceased. Other than the reductions to revenue and associated gross margin, we do not expect that the cessation of contract manufacturing activities will have any material impact on our results of operations.

PRODUCTS

NUTRITIONAL INGREDIENTS— INFANT FORMULA APPLICATIONS

Certain microalgae and fungi produce large quantities of oils and fats containing LCPUFAs that are important to human nutrition and health. We have identified strains of microalgae that produce oils rich in DHA and have developed the means to grow them by fermentation. In addition, we have isolated and cultured a strain of fungus that produces large amounts of ARA. Today, Martek is the world leader in providing microbially produced DHA and ARA to the infant formula industry.

DHA is the predominant omega-3 fatty acid in the brain and retina of the eye and is a key component of heart tissue in humans and other mammals.  Both DHA and ARA are important for infant brain and eye development, which occurs primarily in the last trimester in utero, and continues throughout the first few years of life.  During pregnancy, DHA and ARA are actively transported from the mother to the fetus via the placenta.  Following birth, the infant receives these fatty acids from either breast milk (which always contains DHA and ARA) or infant formula supplemented with DHA and ARA. Studies have shown that with infant formula supplemented with DHA, formula-fed infants have blood and tissue levels of DHA that are similar to those of breastfed infants.   Martek’s DHA and ARA were first added to infant formula outside of the U.S. in 1994 and in U.S. infant formulas beginning in 2002. Martek’s DHA and ARA continue to be the only DHA and ARA included in infant formula in the United States.

Fish oils can also be used for DHA supplementation in infant formula.  However, we believe that for a number of reasons our DHA oil is more desirable for infant formula applications than fish oil or other sources of DHA.  Our oils are derived from a vegetarian source and are grown under tightly controlled conditions. As a result, Martek oils do not contain contaminants such as methyl mercury, polychlorinated biphenyls (“PCBs”) and dioxins that may be found in certain fish oils.   Both algal and fish DHA oils contain DHA that is in the form of easily digestible triglycerides similar to the major form found in breast milk.  Martek oils have the further benefit, however, of higher oxidative stability and longer shelf life than certain fish oils. A study testing the benefits of DHA-supplemented infant formula in premature infants conducted by Dr. M. T. Clandinin and others published in April 2005 in The Journal of Pediatrics directly compared infant formula supplemented with DHA from Martek oils to a formula supplemented with DHA from fish oil as well as unsupplemented formula.  Both supplemented formulas also contained Martek ARA.  The study demonstrated that infants fed algal DHA-supplemented formula for twelve months “achieved body weights and lengths comparable to breastfed term infants by 18 months after term, whereas infants fed unsupplemented formulas or formulas with DHA from fish oil did not.”

Over the past decade, many reports have noted DHA and ARA additions to term infant formula to be beneficial for infant vision compared to unsupplemented formula.  One such study performed by Dr. E. Birch and others and published first in 1998 in Pediatric Research and then in 2000 in Developmental Medicine & Child Neurology reported on an NIH-sponsored study showing a significant improvement in mental development in term infants given a commercially available infant formula supplemented with Martek’s life’sDHA™ and life’sARA™ compared to infants fed the same formula, but without DHA and ARA. In the double-blind study, infants fed the diet supplemented with DHA and ARA showed at 18 months of age a mean increase of 7 points on the Mental Development Index (“MDI”) of the Bayley Scales of Infant Development II. Researchers reported that “these data support a long-term cognitive advantage of infant dietary DHA supply during the first 4 months of life. The significant correlations...support the hypothesis that early dietary supply of DHA was a significant determinant of improved performance on the MDI.”   At age four these children were again studied by Dr. E. Birch and others who published in 2007 in Early Human Development the results of the comparison between the four year old children who had been breastfed or fed DHA and ARA supplemented or unsupplemented formula for the first four months of life. The results indicated that children who received the supplemented formula had visual and verbal IQ scores that did not differ significantly from children who had been breastfed and such scores were better than children who received unsupplemented formula.  Martek’s nutritional ingredients were used in the supplemental infant formula used in these studies.

A number of other studies have been completed since the above studies by Dr. E. Birch and while not all have been supportive of adding DHA and ARA to infant formula, many have (especially ones using Martek’s nutritional ingredients), including the following studies:

•                  A study by Dr. C. Jensen and others published in December 2010 in The Journal of Pediatrics reported 5-year follow-up data in children who had been breastfed as infants.  In the original study, nursing mothers received either 200 mg DHA per day or a placebo for 4 months as part of the randomized double-blind study.  Milk lipid and infant plasma phospholipid DHA contents were 75% and 35% higher, respectively, at 4 months postpartum in the supplemented group. The children of supplemented mothers were previously shown to exhibit better psychomotor development at 30 months of age as compared to their unsupplemented counterparts.  In the current report, the five year old children whose mothers received DHA performed better than the unsupplemented group on a test of sustained attention.  The importance of Dr. Jensen’s findings is highlighted by Dr. M. Clandinin and Dr. P. Larsen in an accompanying The Journal of Pediatrics editorial.  The editorial entitled “Docosahexaenoic Acid Is Essential to Development of Critical Functions in Infants” reviews and emphasizes the importance of early and continued supplementation of DHA for infants and children under normal as well as special medical circumstances.  Martek’s life’sDHA™ was used in the study.  The study was also supported by grants from Martek and the U.S. Department of Agriculture/National Research Initiative; however, Martek did not have input into the conduct or reporting of the study or the editorial.

•                  A study by Dr. A. Westerberg and others in Acta Paediatrica published online in July 2010 reported the results of the continuation of a study previously reported from the University of Oslo, Norway. The study was a randomized, double-blind, placebo-controlled intervention in which additional DHA and ARA or placebo oil were added to the human milk given to very low birth weight infants (< 1,500 g). The intervention and control groups included 44 and 48 children, respectively. Supplementation began one week after birth until discharge from the hospital (9 weeks on average). The infants were tested at two years of age using various measures. The authors concluded that “a positive effect of early supplementation with DHA and ARA on 20 months attention capacity was indicated”. Martek’s life’sDHA™ and life’sARA™ were used in the study.

•                  A study by Dr. E. Birch and others published in June 2010 in The Journal of Pediatrics reported on medical records as reviewed by investigators unaware of treatment assignment for two cohorts of infants looking at the incidence of respiratory infections and allergies at three years of age. The original two cohorts included 147 infants who had received either a DHA/ARA containing formula (0.32%-0.36% DHA/0.64%-0.73% ARA) or a formula without supplementation for one year. Eighty-nine infants were available for follow up evaluation at age three, 38 in the active and 51 in the placebo group. The DHA/ARA-supplemented groups had significantly lower odds for developing upper respiratory infections, wheezing, asthma, or symptoms of allergy. Martek’s life’sDHA™ and life’sARA™ were used in the study.

•                  A study by Dr. E. Birch and others published in April 2010 in the American Journal of Clinical Nutrition reported the results of a study in which 343 term infants were fed formula containing no long-chain polyunsaturated fats or formula supplemented with 0.32% DHA, 0.64% DHA, or 0.96% DHA throughout the first year of life.  All DHA-supplemented formula also contained 0.64% ARA.  Visual evoked potential (“VEP”) was measured at 1.5, 4, 9, and 12 months.  At 12 months, all DHA-supplemented infants scored significantly better in VEP visual acuity than those given an unsupplemented formula.  There were also no significant differences in VEP visual acuity between the three DHA-supplemented groups.  The authors state that these subtle changes in vision are important “because they suggest diet-related modifications in the developmental course of structure and function in the brain and/or retina” and that “dietary supply of DHA during infancy may have long-lasting effects on brain function.”  Martek’s life’sDHA™ and life’sARA™ were used in the study.

•                  A study by Dr. J. Drover and others published in September/October 2009 in Child Development reported new data on the effects of DHA and ARA supplementation on cognition in 9-month old infants.  Participants included 229 infants enrolled in three separate randomized clinical trials.   In the trials, infants received infant formula supplemented with DHA and ARA or non-supplemented infant formula beginning at days 1-5 of life or following 6 weeks or 4 to 6 months of breastfeeding. Results showed that infants fed supplemented formula beginning at day 1-5, or after 6 weeks of breastfeeding, scored significantly higher in the cognitive evaluation than infants fed non-supplemented infant formula.  The authors state that “these results suggest that LCPUFA supplementation improves means-ends problem solving.”   Martek’s life’sDHA™ and life’sARA™ were used in the study.

•                  A report by Dr. R. Pivik and others published in June 2009 in Developmental Neuropsychology evaluated resting heart rate during the first six months of life in 100 healthy, full-term infants.  The newborns were either breastfed or given cow’s milk-based or soy-based commercial infant formula containing different levels of DHA and ARA throughout the study period.  Results showed that infants fed higher levels of DHA and ARA from either breast milk or infant formula had lower heart rates and higher values for heart rate variability measures compared to infants fed lower levels of DHA and ARA.  According to the authors, these results indicate that adequate DHA is important for parasympathetic tone during this important period in development of cardiovascular regulation. Martek’s life’sDHA™ and life’sARA™ were used in the study.

•                  A study reported by Dr. M. Makrides and others published in January 2009 in the Journal of the American Medical Association evaluated the effects of providing a higher than usual level of DHA to 657 very premature infants (33 weeks or less) during the early weeks of life in order to achieve the DHA levels equal to those of a term infant.  The results of a preplanned analysis by gender found that premature girls on the high DHA diet scored five points higher on the Bayley Mental Development Index than did the girls receiving the standard DHA diet.  This resulted in a 55% reduction in mild mental delay and an 80% reduction in significant mental delay.  These were statistically significant improvements versus the control.  The benefits were not significant in males.  Martek’s life’sDHA™ and life’sARA™ as well as DHA derived from fish oil were used in the study.

DHA and ARA have been recognized as important in the infant diet and recommended for inclusion in infant formula by several expert panels, including:  the United Nations Food and Agricultural Organization and the World Health Organization (“FAO/WHO”); International Society for the Study of Fatty Acids and Lipids (“ISSFAL”) sponsored workshop panel; an expert panel sponsored by the Child Health Foundation; and the British Nutrition Foundation (“BNF”). Other expert groups making recommendations regarding the addition of DHA and ARA to infant formula include:

•                  In November 2008, the Joint FAO/WHO Expert Group Consultation on Fats and Fatty Acids in Human Nutrition released their recommendations as an interim report from the meeting which was held in Geneva in November 2008.  The report recommends an adequate intake for DHA for ages 0-6 months of 0.1-0.18% energy with no upper limit other than recognizing high maternal milk levels of 1.5% total energy.  The Committee refers to DHA during this period as a conditionally essential nutrient.  The recommended adequate intake for ages 6-24 months is 10-12 mg/kg.  The Committee recognized the importance of DHA for retinal and brain development during this period.  A combination of DHA+EPA was recommended for children ages 2-10 years ranging from 100-250 mg/day.

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

In May 2001, the Food and Drug Administration (“FDA”) completed a favorable review of our generally recognized as safe (“GRAS”) notification for the use of our DHASCO® and ARASCO® oil blend in specified ratios in infant formulas. In February 2002, the first United States infant formula product supplemented with our nutritional ingredients was introduced.  As of October 31, 2010, we estimate that formula supplemented with our nutritional ingredients had penetrated almost all of the U.S. infant formula market.

In total, we are supplying over 40 infant formula customers with our nutritional ingredients. These companies collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children.   Our customers include infant formula market leaders Mead Johnson Nutritionals, Abbott Nutrition, Pfizer, Danone and Nestle, each of whom is selling infant formula supplemented with our nutritional ingredients.  Our customers are now selling infant formula products containing our nutritional ingredients collectively in over 80 countries.

Our sales of nutritional ingredients for infant formula were approximately $317.4 million, $285.7 million and $300.7 million in fiscal 2010, 2009 and 2008, respectively, which represents 85%, 87% and 89% of total nutritional ingredient sales, respectively.   Mead Johnson Nutritionals accounted for approximately 30%, 30% and 36% of our total nutritional ingredient sales in fiscal 2010, 2009 and 2008, respectively.   Abbott Nutrition accounted for approximately 17%, 21% and 19% of our total nutritional ingredient sales in fiscal 2010, 2009 and 2008, respectively.   Nestle accounted for approximately 13%, 12% and 12% of our total nutritional ingredient sales in fiscal 2010, 2009 and 2008, respectively.

BRANDED NUTRITIONAL INGREDIENTS — APPLICATIONS OUTSIDE OF INFANT FORMULA

Applications for Pregnant and Nursing Women

DHA is transferred from the mother to the fetus during pregnancy and particularly during the last trimester.  Following birth, the mother transfers DHA to her newborn through breast milk. Therefore, an adequate intake of DHA during pregnancy and nursing is thought to be important and many public health agencies such as the World Health Organization (“WHO”) and ISSFAL have made recommendations for DHA intake during the prenatal period.  In addition, other experts have specified certain minimum levels of LCPUFA intake during pregnancy as follows:

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

•                  The September 2007 issue of the Journal of the American Dietetic Association included a position statement from the American Dietetic Association and Dietitians of Canada regarding dietary fatty acids. The groups emphasized the importance of DHA during pregnancy, lactation, and infancy and its particular importance for neural development and function.  The groups also reviewed the importance of long-chain omega-3 fatty acids for health and recommend that adults consume 500 mg of long-chain omega-3 fatty acids (of which DHA is one such long-chain omega-3 fatty acid) daily.

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

Supplementation of breastfeeding mothers with DHA has shown to increase the level of DHA found in breast milk.  Some of the studies (including those below), but not all, have shown a benefit for breastfed infants of DHA-supplemented mothers as follows:

•                  A study reported by Dr. C. Henriksen and others published in June 2008 in the journal Pediatrics evaluated the effect of enriching human milk with DHA and ARA to be fed to premature infants.  The results showed that infants receiving the DHA/ARA enriched human milk demonstrated better recognition memory and had higher problem solving scores at six months than the non-enriched milk group.  Martek’s life’sDHA™ and life’sARA™ were used in the study.

•                  A study reported by Dr.  S. Innis and Dr. R. Friesen published in March 2008 in the American Journal of Clinical Nutrition examined visual acuity in infants whose mothers received DHA supplementation during pregnancy.  The results of the study showed that infants from mothers who received DHA supplementation exhibited a better visual response at two months of age than those from mothers who received placebo. Martek’s life’sDHA™ was used in this study.

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

•                  In a study and related follow-up by Dr. C. Jensen and others published in July 2005 and January 2000 in the American Journal of Clinical Nutrition, women were supplemented daily for the first 3 months of lactation with algal DHA to increase DHA levels in breast milk. Children breastfed by mothers receiving DHA supplements scored 8.4 points higher on the Bayley’s Psychomotor Development Index at 30 months.  This difference remained significant after adjustment for numerous influential variables including infant gender, ethnicity, birth weight, duration of breastfeeding, maternal education and maternal IQ. In a follow-up study at 5 years of age, children from the DHA group performed significantly better on the sustained attention subtest of the Leiter International Performance Scale. Martek’s life’sDHA™ was used in this study.

•                  In a study by Dr. M. Judge and others published in Lipids in March 2007, infants born of women consuming DHA daily from fortified cereal bars were found to have significantly better problem-solving skills, as indicated by higher combined total intention and intentional solution scores, compared to infants in the placebo group at 9 months of age.  Results were significant after adjustment for influential variables including gestational age, maternal haematocrit, pre-pregnancy BMI, maternal education and infant feeding type.

Other Human Applications

Investigators at universities around the world and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including dementia, cardiovascular problems, Alzheimer’s disease and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our nutritional ingredients will make in addressing a number of these problems. We, as well as others, are supporting studies to further investigate the potential benefit of DHA supplementation on cardiovascular health, and we, as well as others, are conducting research regarding the impact of DHA on visual, neurological, immune system and gastrointestinal disorders.

Cognitive Function

DHA and cognitive function in adults— A variety of studies have been performed which have shown a positive impact of DHA on cognitive function. The most recent, noted below, demonstrated the potential of DHA in improving memory in older adults who have mild or early memory complaints.

•                  A study reported by Dr. K. Yurko-Mauro and others published in November 2010 in Alzheimer’s & Dementia: The Journal of the Alzheimer’s Association, “The Memory Improvement with Docosahexaenoic Acid (DHA) Study” (“MIDAS”) showed that Martek’s algal DHA improved memory function in healthy aging adults.  MIDAS is the first large, randomized, placebo-controlled study to demonstrate the benefits of DHA in maintaining and improving brain health in older adults. MIDAS found that healthy people with memory complaints who took 900 mg of Martek’s algal DHA capsules for six months had almost double the reduction in errors on a test that measures learning and memory performance versus those who took a placebo, a benefit roughly equivalent to having the learning and memory skills of someone three years younger. The DHA was well-tolerated and subjects taking the DHA also experienced a lower heart rate, providing a significant cardiovascular benefit.  The study was funded by Martek.

Several other studies have shown the cognitive benefits of DHA for adults including the following:

•                  A report by Dr. M. Muldoon and others in April 2010 in The Journal of Nutrition published the results of a study examining the association between omega-3 fatty acids in serum and cognitive function in mid-life adults.   Levels of serum phospholipid ALA, EPA, and DHA and performance in five major dimensions of cognitive function were determined in 280 healthy volunteers, ages 35 to 54. Using regression analysis, higher levels of DHA were associated with better performance on the tests of nonverbal reasoning and mental flexibility, working memory and vocabulary.  Neither ALA nor EPA showed a significant relationship to cognitive function.

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

Further research is needed to evaluate the relationship, if any, between DHA supplementation and neurological heath in adults.

DHA and Alzheimer’s Disease— Research on the effects of DHA on Alzheimer’s disease, such as the study below, has suggested that while DHA may not be a primary treatment, certain patients may benefit; however, this finding needs to be confirmed by additional studies.

•                  A study reported by Dr. J. Quinn and others in November 2010 in the Journal of the American Medical Association (November 2010)  was designed to determine the effect of DHA on the rate of cognitive decline and function in subjects with mild to moderate Alzheimer’s disease.  In this National Institutes of Health (“NIH”)-sponsored study, a total of 402 individuals, mean age 76, were enrolled in the randomized, double-blind, placebo-controlled trial with a total of 295 completing the trial.  The participants were given either 2 g DHA/day or placebo for 18 months.  The main outcome measures included the Alzheimer’s disease Assessment Scaled (“ADAS-COG”) and the Clinical Dementia Rating (“CDR”).  While the primary endpoints of the study were not met as the results showed that neither of these of measures was affected by DHA supplementation, in a pre-planned secondary analysis in ApoE4-negative patients, DHA supplementation showed significant benefits vs. placebo on the ADAS-COG, but not the CDR.  Martek’s life’sDHA™ was used in the study.  With respect to this secondary analysis, Dr. Quinn noted, “This is an intriguing exploratory result. However it must be treated with appropriate caution. The finding requires further study for confirmation.”

DHA and cognitive function in children— Discussed below are the findings of published studies that highlight the benefits of DHA on cognitive development in children.

•                  A report by Dr. R. McNamara and others published in April 2010 in the American Journal of Clinical Nutrition cited results of a study investigating DHA supplementation on brain function.  Thirty-three healthy boys, 8-10 years of age, were supplemented with 400 or 1200 mg/day DHA or placebo for 8 weeks and tested during an activity of continuous performance.  The results showed that the DHA level in red blood cells was positively correlated with brain function and inversely correlated with reaction time during the activity. These results demonstrate the important role that DHA plays in regulation of brain activity.  Martek provided financial support and life’sDHA™ for this study.

•                  A study reported by Dr. A. Ryan and Dr. E. Nelson, both employees of Martek, was published in the May 2008 issue of Clinical Pediatrics and showed that while primary endpoints were not achieved, a preplanned regression analysis yielded a statistically significant positive association between a higher DHA level in the blood and higher scores on the Peabody Picture Vocabulary Test, a cognitive test designed to measure listening comprehension and vocabulary skills.  Performance on the test is an indicator of school readiness.  The study was funded by Martek and used Martek’s life’sDHA™.

Cardiovascular Health

There are many studies pointing to the benefits of omega-3 fatty acids such as DHA for cardiovascular health.  Discussed below are recommendations from expert groups and the findings of several of the published studies and papers that highlight the benefits of long-chain omega-3 fatty acids, including DHA, on cardiovascular health.  In some cases, the authors caution people of the potential risks associated with the intake of certain fish.

•                  In the March 2010 in The EFSA Journal, the European Food Safety Authority’s (“EFSA”) Panel on Dietetic Products, Nutrition, and Allergies (“NDA”) officially adopted and published an Opinion on Dietary Reference Values for fats, including polyunsaturated fatty acids.  The NDA Panel concluded that a daily intake of 250 mg of long-chain omega-3 fatty acids for adults may reduce the risk of heart disease. The NDA Panel set an Adequate Intake (“AI”) of 250 mg/day DHA+EPA for adults and an AI of 100 mg DHA/day for infants (>6 months) and young children <24 months.  For pregnant or lactating women, 100-200 mg preformed DHA is recommended in addition to the 250 mg/day omega-3 DHA+EPA AI for adults.

•                  A report by Dr. J. Virtanen and others published in December 2009 in Circulation cited a study in which, from 1984 to 1989, the serum fatty acids of 2,174 healthy men, age 42 to 60 years, were measured.  At the average follow-up period of 17.7 years, information regarding any previous diagnosis of atrial fibrillation, a common cardiac arrhythmia, was compared to baseline fatty acid status.  Results showed that higher serum level of DHA, and only DHA, and not EPA or ALA, was associated with a reduced risk for developing atrial fibrillation.  Compared to the reference group, subjects in the highest DHA quartile had a 38% lower risk for developing atrial fibrillation.

•                  A study by Dr. A. Ryan, an employee of Martek, and others published in March-April 2009 in the American Journal of Therapeutics reported the combined data from 16 published clinical trials examining the effects of DHA triglyceride (“TG”) oil derived from algae on serum TG levels and other related parameters. The study populations included subjects with both normal and elevated TG levels including those with persistent hypertriglyceridemia receiving statin therapy. At doses of 1—2 g/day, algal DHA with or without statins significantly lowered plasma TG levels up to 26%. Regression analysis showed a linear relationship between baseline TG and magnitude of TG reduction.  All of the studies in the review used Martek’s life’sDHA™.

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

•                  A study published by Dr. D. Kelley and others in August 2007 in the American Journal of Clinical Nutrition found that DHA is effective in reducing the level of triglycerides in male hypertriglyceridemic patients. In this study, DHA alone was effective without EPA, the other omega-3 commonly found in fish oil, in reducing triglycerides. Hypertriglyceridemia (high triglyceride levels) in men is associated with an increased risk of cardiovascular disease and metabolic syndrome. Martek contributed the life’sDHA™ and funding for this study.

•                  An independent study reported by Dr. L. Schwellenbach and others published in December 2006 in the Journal of the American College of Nutrition compared Martek’s nutritional ingredients (algal oil) to DHA plus EPA (fish oil) for their ability to lower triglycerides in subjects with coronary artery disease and elevated triglycerides, most of whom were undergoing statin therapy.  Both supplements significantly lowered triglycerides, but only life’sDHA™ increased high density (“good”) cholesterol.  The authors concluded that there was no added benefit provided by EPA for lowering triglycerides at this level.  The authors of the study also indicated that life’sDHA™ was better tolerated by the study participants than fish oil, noting that a greater proportion of subjects in the fish oil group reported fishy taste as a problem with their treatment.

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

While most scientists believe that you need both EPA and DHA, there is a growing body of evidence, including several studies listed above, suggesting that DHA alone may provide the main cardio-protective benefits traditionally ascribed to fish consumption or to the combination of DHA plus EPA.  Such research has indicated that DHA alone has the following effects on cardio-protective risk factors:

•                  reduces triglycerides and raises the HDL or “good” cholesterol;

•                  reduces blood pressure;

•                  reduces heart rate; and

•                  increases LDL and HDL cholesterol particle size.

Other potential benefits of DHA

Discussed below are the findings of some studies that highlight the benefits of DHA on other human health conditions.

•                  The American Journal of Clinical Nutrition in December 2009 reported 12-year follow-up data from over 1,800 people who had participated in the Age-Related Eye Disease Study evaluating the development of Age Related Macular Degeneration (“AMD”). At the end of the 12-year period, information was graded to determine each individual’s AMD status and comparisons were made with the intake of DHA, EPA, and the combination of DHA and EPA.   Results showed that individuals who consumed the highest amounts of DHA alone or in combination with EPA had the lowest level of progression to AMD.  EPA alone did not show a benefit.

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

•                  A study reported by Dr. D. Kelley and others published in March 2009 in The Journal of Nutrition evaluated the effect of DHA on several indicators of inflammation in 34 hypertriglyceridemic men.   As a result of DHA supplementation, several indicators of inflammation were improved, including: the number of circulating neutrophils; the concentrations of C-reactive protein (“CRP”); interleukin-6; and granulocyte monocyte-colony stimulating factor.  There was a corresponding increase in the concentration of anti-inflammatory matrix metalloproteinase.   The authors noted that the reduction of CRP was similar to that seen with statins.  Overall, the authors concluded that supplemental DHA may lessen the inflammatory response.  Martek’s nutritional ingredients were used in this study.

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

•                  A study by Dr. K. Connor and others published in July 2007 in Nature Medicine reported that increasing consumption of long-chain omega-3 fatty acids, including DHA, reduces destructive vascularization in the retina. In this animal study of retinopathy associated with prematurity, the authors summarize a series of experiments demonstrating that long-chain omega-3 fatty acids, and selected metabolites, are effective in reducing retinal vascular disease, which is a leading cause of blindness. A portion of these studies included Martek nutritional ingredients as the source of long-chain fatty acids.

Life’sDHA™ is sold by Martek as a branded ingredient to food and beverage and supplement manufacturers and is also the brand name of Martek’s consumer supplement product. Martek’s Neuromins® brand, which contains life’sDHA™, is distributed by the Company and sold under license by several supplement manufacturers.  In addition, life’sDHA™ can now be found in multiple supplement products, including private label products sold in Walmart, CVS/pharmacy and Walgreens.

We are continuing to aggressively pursue further penetration of our DHA oils, both domestically and internationally, in the food and beverage, pregnancy and nursing, nutritional supplement and animal feed (collectively, “non-infant formula”) markets. We are in discussions with many companies to sell products containing our DHA oils for cognitive function, cardiovascular health and other applications.  To date, over 400 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations. These companies include major U.S.-based entities such as Dean Foods, Coca-Cola/Minute Maid and Sara Lee as well as major international companies such as COFCO (China), Parmalat Australia, Mengniu Dairy (China), Ragasa (Mexico), GlaxoSmithKline (India) and Ernest Jackson (UK) .  Certain of our DHA license and supply agreements with major consumer food products companies establish Martek, subject to certain exceptions, as their exclusive supplier of DHA for minimum periods of time. We, along with our customers and certain third parties, are developing other DHA delivery methods, including powders and emulsions, to facilitate further entry into the non-infant formula markets.  Management believes that over the next few years, the non-infant formula markets will continue to expand and could ultimately represent a larger opportunity than the market for DHA used in infant formula.

Our sales of nutritional ingredients for products outside of infant formula uses were $51.9 million, $39.3 million and $31.3 million in fiscal 2010, 2009 and 2008, respectively.

BRANDED CONSUMER HEALTH PRODUCTS

On February 12, 2010, Martek acquired Amerifit and, as part of this purchase, Amerifit’s leading brands Culturelle®, Estroven® and AZO. These products, as well as others currently in development, comprise our branded consumer health products segment.

Culturelle®

Culturelle® is a leading, all-natural probiotic dietary supplement. Probiotics are the “good bacteria” found in the human digestive tract. Under normal circumstances, the human body maintains a healthy balance of helpful and harmful bacteria. However, due to things such as diet, stress and certain medications, harmful bacteria in the body may multiply, thereby negatively altering the balance of bacteria. Culturelle® provides the body with “good bacteria” which can then multiply and enable the replacement of the harmful bacteria. By returning the body to the healthy balance of “good” and “bad” bacteria, Culturelle® boosts digestive health, supports the immune system and contributes to better overall health.

Culturelle® is the only leading probiotic brand in the United States market that utilizes the bacterial strain, Lactobacillus GG (“LGG”). LGG is one of the most clinically researched and proven strains of probiotic for digestive, immune and overall health. Discovered in 1985, LGG is believed to be unlike many other probiotic strains in its ability to survive stomach acids and successfully colonize in the intestines.

The following clinical studies demonstrate certain of the benefits of LGG:

•                  A study reported by Dr. I. Hojsak and others published in June 2010 in Clinical Nutrition investigated the role of LGG in the prevention of gastrointestinal and respiratory tract infections in children. Participants in the study included 281 children who were given either LGG at a dose of one billion colony-forming units or placebo every day for 3 months.  Results of the study showed that LGG decreases the risk of upper respiratory tract infections in children.  In addition, the same group of scientists published in May 2010 in Pediatrics the results of a study which investigated the role of LGG in preventing nosocomial gastrointestinal and respiratory tract infections at a pediatric hospital.  In this trial, a total of 742 hospitalized children were given either LGG at a dose of one billion colony-forming units or placebo every day throughout their hospitalization.  Results of the study showed that LGG significantly reduces the risk for gastrointestinal infections and upper respiratory infections in hospitalized children.

•                  A study reported by Dr. L. Morrow in June 2010 in the American Journal of Respiratory and Critical Care Medicine examined whether LGG could reduce the incidence of ventilator-associated pneumonia (“VAP”). In connection with the study, a total of 146 mechanically ventilated patients at high risk of developing VAP were given LGG at a dose of two billion colony-forming units or placebo twice a day. Results of the study indicated that patients treated with LGG were significantly less likely to develop VAP when compared to patients treated with placebo.

•                  A study reported by Dr. J. Vanderhoof and others published in November 1999 in The Journal of Pediatrics evaluated the effectiveness of LGG in reducing the incidence of antibiotic-associated diarrhea in children treated with oral antibiotics.  In the trial, a total of 188 children between 6 months and 10 years of age were given either LGG, 10 to 20 billion colony-forming units per day, or placebo until antibiotic courses were completed or diarrhea ceased.  Results of the study showed that LGG significantly reduces the incidence of antibiotic-associated diarrhea in children treated with oral antibiotics.

Culturelle® is offered in four different products which are designed for individual consumer needs: Culturelle® Natural Health and Wellness, Culturelle® for Kids (powder), Culturelle® Digestive Health and Culturelle® Dairy-Free Natural Health and Wellness.

We currently estimate a total U.S. mass retail channel market size for probiotic supplements of approximately $373 million, of which Culturelle® had an 11% share as of October 31, 2010.

Estroven®

Estroven® has been the leading brand of herbal supplements for menopause symptom relief for the past 10 years. Estroven® works naturally in the body to help reduce hot flashes, night sweats and other menopause symptoms. The specialty formulas of these products are proprietary blends and, as such, the all-natural ingredients are blended to our unique specifications. These all-natural ingredients include black cohosh and soy isoflavones as well as essential nutrients such as B-vitamins, vitamin E and calcium.

Black Cohosh - Black cohosh is a rich source of natural compounds that has been shown to help reduce hot flashes and other menopausal symptoms. It is used throughout the world to provide support for many areas of female health. There are different varieties of this herb. The species of black cohosh used in Estroven® products is cimicifuga racemosa, the actual North American herb, rather than the Asian variety. The Company believes the Asian variety may not have the same degree of purity or potency as the type used in Estroven®, and may not be effective.

Although some studies have shown no benefits to supplementation with black cohosh, other studies, such as the ones cited below, have shown the benefit of black cohosh:

•                  A study reported by Dr. R. Osmers and others in May 2005 in Obstetrics & Gynecology evaluated the effectiveness of black cohosh for the treatment of menopausal complaints.  Participants in the study included 304 post-menopausal women who were given either 40 mg black cohosh per day or placebo for 12 weeks.  The primary efficacy measure was change from baseline in the Menopause Rating Scale (“MRS”).  The MRS measures severity of complaints, including vasomotor (hot flashes, sleep complaints), psychosocial (anxiety, mood, depression), physical and sexual. Results of the study showed that black cohosh is effective in relieving menopausal symptoms in post-menopausal women.

•                  A study reported by Dr. W. Wuttke and others in March 2003 in Maturitas also evaluated the effectiveness of black cohosh for the treatment of menopausal complaints.  In the trial, a total of 62 post-menopausal women were given either 40 mg black cohosh per day, 0.6 mg conjugated estrogens per day, or placebo for 12 weeks.  The primary effectiveness measure was change in baseline MRS.  Results of the study showed that black cohosh is as effective as conjugated estrogen and superior to placebo in reducing menopausal complaints.  Unlike conjugated estrogens, however, black cohosh has no adverse effects on the endometrium.

Furthermore, Germany’s Kommission E, a governmental regulatory body, has approved the use of North American black cohosh for menopausal symptoms. This scientific panel, equivalent to the FDA, has done its own investigation and review of the safety and efficacy of real cimicifuga racemosa and has concluded that it is useful and warranted in treating these symptoms.

Soy Isoflavones - Soybeans are very rich sources of phytoestrogens (or plant-based estrogens) called isoflavones. Isoflavones are vegetable substances, which can act like weak estrogens in the body without many of the negative effects of synthetic estrogen hormones.  Genistein and daidzein are the primary isoflavones in soy and have been shown to help reduce hot flashes and night sweats.

The following recent studies demonstrated the effectiveness of isoflavones on reducing hot flashes.

•                  A study reported by Dr. R. D’Anna and others published in July/August 2007 in Menopause: The Journal of the North American Menopause Society evaluated the effects of the isoflavone genistein on post-menopausal hot flashes.  Participants in the trial included 247 post-menopausal women who were given either 54 mg of genistein per day or placebo for 1 year.   Results of the study were evaluated at 1-, 3-, 6- , and 12-months and indicated that genistein effectively reduces the number and severity of hot flashes. The soy isoflavones in Estroven® products contain high concentrations of genistein.

•                  A study reported by Dr. D. Upmalis and others published in July/August 2000 in Menopause: The Journal of the North American Menopause Society also evaluated the effects of soy isoflavones on post-menopausal hot flashes. In the study, a total of 177 post-menopausal women were given either 50 mg soy isoflavones per day or placebo for 12 weeks.  Results of the study were evaluated at 6- and 12-weeks and showed that soy isoflavones are effective in reducing frequency and severity of hot flashes.

Estroven® is offered in four different versions which are designed for individual consumer needs: Estroven® plus Multi-Vitamin, Estroven® Maximum Strength, Estroven® Nighttime and Estroven® plus Energy.

We currently estimate a total U.S. mass retail channel market size for non-prescription menopause relief products of approximately $85 million, of which Estroven® had a 50% share as of October 31, 2010.

AZO

Our AZO product line is a leader in the over-the-counter market for the diagnosis of urinary tract infections (“UTI”) and treatment of pain and discomfort associated with UTI plus yeast infection and vaginal relief products.  After influenza and the common cold, UTI are the most common medical complaint among women over the age of 18, and it has been estimated that up to 60% of women will experience the pain and discomfort of UTI at least once during their lives. The rate of repeat infections is also high as it is estimated that approximately 20% of those who experience one UTI will have another.

We currently offer six different AZO products as follows:

•                  AZO Standard® and AZO Standard® Max Strength — UTI pain-relieving products which contain Phenazopyridine Hydrochloride, the most widely-used over-the-counter remedy specifically for urinary discomfort.

•                  AZO Cranberry® — all-natural product that helps maintain normal bladder health. This product contains a high potency cranberry supplement made from proanthocyanidins (“PAC”). PACs are natural compounds in cranberry that help block the attachment of harmful bacteria to the bladder wall.

•                  AZO Yeast® — all-natural, homeopathic product intended to help prevent and relieve the symptoms of vaginal yeast infections. Ingredients in this product are recognized by the Homeopathic Pharmacopoeia of the United States.

•                  AZO Itch Relief Max Strength — UTI itch relieving product which contains Pramoxine Hydrochloride, an over-the-counter medication. Available in analgesic wipes and topical analgesic creams, this product also includes other skin-soothing and nourishing ingredients.

•                  AZO Test Strips® — a Leukocyte and Nitrite UTI diagnostic test enabling a rapid, home-based diagnosis of a UTI, thereby helping to ensure early diagnosis and treatment.

We currently estimate a total U.S. mass retail channel market size for over-the-counter UTI-related products of approximately $189 million, of which the AZO line had a 25% share as of October 31, 2010.

Other

Martek currently has a number of nutritional health and wellness products under development that it plans to commercialize as branded consumer health products.

Our sales of branded consumer health products since inception of the segment in February 2010 through October 31, 2010 were $61.4 million. Walmart and Walgreens accounted for approximately 30% and 9%, respectively, of our total branded consumer health product sales during fiscal 2010.

See Note 3 to the consolidated financial statements in Item 8 of this Form 10-K for a complete discussion on our segment reporting.

TECHNOLOGY

Martek’s nutritional ingredients segment relies upon continuous technology advancements for product development and growth.  To this end, Martek is a leading innovator in the development of microbial-based nutritional products that promote health and wellness. We leverage our knowledge of microalgae and other microorganisms and expertise in fermentation sciences and natural product isolation to develop commercially attractive, proprietary and environmentally sustainable sources of nutrients which have proven or emerging health benefits. These processes and use of the products derived from these processes form the basis of our intellectual property estate.  Product development involves four major activities:  discovery, process development and product formulation, product safety and efficacy evaluation, and scale-up and commercial production.

Physiology/ Discovery — Having established an appropriate nutritional product target, Martek screens its large database of live and preserved, genetically diverse microalgal species to identify candidate microalgal producers.  Martek’s culture collection consists of microalgal strains that have been isolated from nature by Martek’s scientists and those that have been obtained from both public and private culture collections.  Martek’s culture collection also includes non-microalgal microbial species, which we believe may be increasingly important in the development of future products.  Martek’s microorganisms have a range of physiological and biochemical characteristics which naturally produce many different lipids, carbohydrates and proteins.  Promising candidates are further developed and screened for their ability to meet desired product requirements within the desired cost structure.

Process Development and Product Formulation — Commercial processes for production of candidate products are developed by Martek’s scientists and engineers. Martek’s processes consist of several basic steps including microbial culture inoculation and cultivation, fermentation, and product isolation and purification.  Martek’s scientists utilize a broad range of technical skills and equipment of progressively larger scale to develop reproducible and economical processes.  We apply standard industrial microbiological techniques to microorganisms, including classical strain development and culture condition (growth medium composition, temperature, pH) manipulation to optimize product yield and productivity. Martek’s expertise in oil processing is broadly applicable to a number of nutrients which are lipid soluble. Finally, Martek develops suitable liquid and dry powder product forms to enable our customers to utilize our products in a broad range of desired consumer products.  Martek has invested in extensive lab- and large pilot-scale fermentation and product recovery equipment to enable efficient and cost-effective product development and to support on-going product cost reduction efforts.

While we do not utilize genetically-engineered microorganisms in the production of current commercial products, in the future we may use genetic engineering technology for the production of products at lower-cost or with improved functionality.  For example, Martek successfully isolated the genes responsible for producing DHA in several commercial strains of microalgae, and is developing, with a corporate collaborator, the use of these genes to produce low-cost seed oil DHA and LCPUFA products in transgenic terrestrial oilseed crops.

Product Safety and Efficacy Evaluation — In the course of product development, products undergo thorough safety testing and evaluation to assure our ability to reproducibly produce products that are safe and compliant with worldwide regulatory requirements.  All commercial products are produced utilizing current good manufacturing practice (“cGMP”) conditions appropriate for the intended food and beverage or dietary supplement market.   The health benefits and efficacy of our products are tested and demonstrated utilizing appropriate preclinical animal models and human clinical studies.  These studies are conducted by Martek, academic researchers and/or corporate partners affiliated with Martek and currently focus on the areas of brain development, cognitive function, cardiovascular health, immune system health, inflammation, eye development and eye health.  Results from these studies are used to establish and support product claims for market development.

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

LICENSE AND SUPPLY AGREEMENTS AND COLLABORATIONS

CUSTOMER AGREEMENTS

Nutritional Ingredients for Infant Formula

We are supplying over 40 infant formula customers with our nutritional ingredients through license agreements or license and supply agreements. These companies collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula. Our customers include infant formula market leaders Mead Johnson Nutritionals, Abbott Nutrition, Pfizer, Danone and Nestle.  All of our license agreements establish product pricing, generally through an agreed-upon transfer price per kilogram upon the sale of our nutritional ingredients. The most significant license agreements have remaining terms ranging from approximately seven to 18 years and contain no future purchase commitments. However, many of these same agreements have been amended to operate as multi-year exclusive supply contracts of variable length, the most significant of which are discussed below.  The rest of our license agreements or license and supply agreements contain variable terms and, in some cases, our customers have the right to buy other sources of DHA and/or ARA oils.

We have entered into global exclusive supply agreements with four of our largest infant formula customers:  Mead Johnson Nutritionals, Pfizer, Danone and Abbott Nutrition. These agreements establish Martek as the exclusive supplier of all DHA and ARA for Mead Johnson Nutritionals, Pfizer and Abbott’s infant formula products through calendar years 2015, 2015 and 2016, respectively.  Martek’s supply agreement with Danone establishes Martek as Danone’s exclusive supplier of ARA and microbially produced DHA, to the extent Danone uses microbially produced DHA, through calendar year 2014.  The agreements with Mead Johnson Nutritionals, Abbott Nutrition and Pfizer provide for graduated price reductions over the term of the agreements beginning in 2010.  With the exception of Danone, whose agreement established a new license arrangement with Martek with a 15-year term, the original license agreements remain in effect for the companies listed above.  Along with exclusive DHA and/or ARA supply agreements with other infant formula customers, Martek now has sole-source supply agreements, subject to limited exceptions, through at least calendar year 2014 with customers representing nearly 75% of Martek’s current infant formula revenue and through calendar year 2015 with customers that comprise over 64% of Martek’s current infant formula revenue.

Under the terms of the infant formula license and/or supply agreements, our customers are responsible for obtaining all necessary regulatory approvals with respect to the use of these nutritional ingredients in infant formula products.  Under the terms of several of our agreements, we are prohibited from supplying DHA and/or ARA to any party for the inclusion into infant formula with commercial terms that are more favorable to such customer than those provided in our agreements with our current customers without either the prior written consent of the current customers or prospectively offering such new favorable terms to these customers.

Branded Nutritional Ingredients for Use Outside of Infant Formula

We have entered into several license and supply or distribution agreements permitting the direct sale or use of life’sDHA™ in various nutritional applications outside of infant formula.  Certain of these agreements establish the customer as the exclusive customer of life’sDHA™ in a particular food or beverage category or categories within a geographic region. Certain of the agreements establish Martek, subject to certain exceptions, as the licensees’ exclusive provider of DHA for defined periods, with the majority of such arrangements having a remaining exclusivity period of two to four years.   There are no minimum purchase requirements or other financial commitments to Martek under most of these agreements, but all of these agreements require customers that use life’sDHA™ in their products to use Martek’s life’sDHA™ logo on related packaging and marketing materials. Other customer agreements are non-exclusive license and supply agreements that enable the customer to purchase life’sDHA™ on an “as needed” basis, subject to certain limitations.  These non-exclusive arrangements generally include product pricing to the customer that is higher than the pricing to our customers who have agreed to use Martek’s life’sDHA™ on an exclusive basis. Nearly all of these non-exclusive arrangements require customers that use life’sDHA™ in their products to use Martek’s life’sDHA™ logo on related packaging and marketing materials.

Branded Consumer Health Products

We have supply agreements with nearly all of the retailers and distributors to whom our branded consumer health products are sold. These agreements generally include standard elements such as pricing, payment terms, shipping terms, product return policy as well as product ordering and delivery procedures. Certain customer agreements also include terms that guarantee pricing at least as favorable as any competitor of such customer. These agreements have no minimum purchase requirements or other financial commitments to Martek.

COLLABORATIONS AND THIRD-PARTY TECHNOLOGY AND IN-LICENSING AGREEMENTS

In August 2009, we entered into a collaboration agreement with BP for the joint development of biofuels from microbial oils. Under the terms of the agreement, which is expected to continue through at least 2011, Martek and BP will work together to establish proof of concept for large-scale, cost-effective microbial biodiesel production through fermentation. In connection with this agreement, BP has agreed to contribute up to $11 million, of which approximately $5 million has already been contributed, to the initial phases of the collaboration, which utilizes Martek’s significant expertise in microbial oil production and BP’s production and commercialization experience in biofuels as the platform for the joint development effort. Martek will perform the biotechnology research and development associated with the initial phases and receive fees from BP for such efforts.  All intellectual property owned prior to the execution of the collaboration agreement will be retained by each respective company, and all intellectual property developed during the collaboration period will be owned by BP, with an exclusive license to Martek for commercialization in nutrition, cosmetic and pharmaceutical applications. Additionally, each party is entitled to certain commercial payments from the other party for commercialization of the technology in the other party’s fields of use.

In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM Food Specialties B.V. (“DSM”), a subsidiary of Koninklijke DSM N.V., an entity with whom Martek, on December 20, 2010, entered into an agreement and plan of merger (see Item 1. “Business” — “Agreement and Plan of Merger”). The Restated Agreement amends and restates our agreement entered into with DSM in 2004 (the “2004 DSM Agreement”). The 2004 DSM Agreement extended the existing relationship between the two companies involving the production and supply of ARA, one of our nutritional ingredients that we sell to our infant formula customers.  Among other things, the 2004 DSM Agreement provided for the grant to Martek by DSM of a license related to certain technologies (including patents) associated with the manufacture of ARA. This grant involved a license fee totaling $10 million, which is being amortized over the 15-year term of the agreement using the straight-line method.  The 2004 DSM Agreement, as amended, also provided for the granting to DSM by us of an exclusive license under certain of our patents and intellectual property rights for the production by DSM of products containing ARA for non-human applications, including animal feed products as well as for certain limited human applications.   In addition, we and DSM have agreed to contribute our complementary resources to cooperative marketing and joint research and development efforts to expand the applications and fields of use for ARA, with both parties sharing any economic benefits of such efforts.  The Restated Agreement, which extends the original supply term through December 31, 2023, amended, consolidated and restated all existing agreements between the two companies governing the cross-licensing, purchase, supply and production of ARA.  The licenses and collaborations between the parties noted above remained in effect after the execution of the Restated Agreement. The Restated Agreement is discussed in further detail below in “Production” and in Note 6 of our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In February 2009, we entered into a license agreement with General Mills for certain patented technology expected to be used in the production of Martek’s life’sDHA™ for certain applications.   Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, we paid an upfront license fee of $1.0 million. In April 2010, certain development goals were achieved by the licensor related to the licensed technology which has resulted in future license payment obligations for Martek totaling $2.5 million. In addition, we will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology, including certain minimum royalty payments of approximately $1.8 million, and may be required to pay additional license fees of approximately $2.2 million if certain commercially beneficial rights are exercised by us in the future.

In December 2003, we entered into a collaboration agreement with a Canadian biotechnology company to co-develop DHA products from plants.   In January 2007, an amendment to this agreement was executed, whereby we acquired exclusive license rights to the plant-based DHA technology developed by the co-collaborator for a period of at least 16 years. As consideration for this exclusive license, we made a license payment of $750,000, and the license is subject to minimum royalties of 1.5% of gross margin, as defined in the agreement, on future sales by us of such plant-based DHA.  During the term of the license, we may be required to pay additional royalties of up to approximately 1.0% of gross margin, as defined in the agreement, on sales of products in the future that utilize certain licensed technologies. To further our plant-based DHA initiatives, in May 2008, we entered into a collaboration agreement with Dow AgroSciences, a global biotechnology company, to jointly develop and commercialize a canola seed that produces DHA.  We and our co-collaborator anticipate a multi-year effort to produce this oil.  Our financial commitments associated with this development initiative are subject to the successful completion of identified milestones.   As of October 31, 2010, we have fulfilled our financial commitment, primarily through internal research efforts, to the first projected milestone date.   Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.

We have also entered into various additional collaborative research and license agreements. Under these agreements, we are required to fund research or to collaborate on the development of potential products. As of October 31, 2010, we had no material commitments to fund any future development activities under these arrangements.

PRODUCTION AND SOURCES OF SUPPLY

Nutritional Ingredients

We manufacture nutritional ingredients rich in DHA both for infant formula uses and uses outside of infant formula at our Kingstree, South Carolina production plant and to a limited degree at our Winchester, Kentucky production facility.  In September 2010, we completed a restructuring of our Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. Through this restructuring, we reduced our workforce and transferred the manufacturing and distribution processes previously being performed in Winchester to our Kingstree, South Carolina site. As part of the restructuring, in November 2010, we sold a significant portion of our Winchester facility to Alltech, Inc. for a total of approximately $14 million to be paid over the next four years. The assets sold included a majority of the land and buildings and certain equipment therein, including all production-scale fermentation and recovery equipment.  The transaction did not include the sale of, license of, or granting of any rights to any of Martek’s strains, patents or any other technologies, nor did it permit the use of the Winchester assets to produce omega-3 and/or omega-6 polyunsaturated fatty acids for human use for a period of 10 years.  Remaining in Winchester after the restructuring are activities focused primarily on lab and pilot scale development, limited production, and supply chain management.  Martek has also maintained the necessary production redundancies through continuing access to certain key processes at the Winchester facility and/or arrangements with contract manufacturers, certain of which are described below.

DSM is our exclusive supplier of ARA (other than quantities of ARA that Martek is permitted to produce under our agreement with DSM as described below).  Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. The ARA that Martek is permitted to, and chooses to, produce is produced at our Kingstree facility.  In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, as described below, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also sets minimum ARA purchase quantities for Martek in calendar years 2010 and 2011. As of October 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $22.5 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by us in the normal course of business.

We have attempted to reduce the risk inherent in having a single supplier through certain elements of our supply agreement with DSM.  In connection with this agreement, we have the ability to produce, either directly or through an approved third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill.  Although we produce ARA ourselves from time-to-time, our existing manufacturing capacity would not permit us to produce ARA quantities sufficient to meet current demand without impacting our production of DHA.   To further improve our overall ARA supply chain, we have access to a U.S.-based provider of certain post-fermentation ARA manufacturing services.  Along with our ARA downstream processing capabilities at Kingstree and those retained in Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.

The nutritional ingredients that we produce are certified Kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America.  Both our Winchester and Kingstree manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities, and have achieved compliance with the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world.

Our raw material suppliers for production of our nutritional ingredients include major chemical companies and food and beverage ingredient suppliers.  We have identified and validated multiple sources for most of our major ingredients and do not anticipate that the lack of availability of raw materials will cause future production shortages.

Under the terms of several of our agreements with infant formula customers, those customers may elect to manufacture these nutritional ingredients themselves. While our customers are not required to disclose to us that they have begun the process, we are currently unaware of any of our customers producing our nutritional ingredients or preparing to produce our nutritional ingredients, and estimate that it would take a customer a minimum of one year to implement a process for making our nutritional ingredients.

When combining our current DHA and ARA production capabilities in Kingstree and Winchester with DSM’s current ARA production capabilities, we have production capacity for DHA and ARA products in excess of $500 million in annualized sales, collectively, to the infant formula and non-infant formula markets.  Furthermore, despite the plant restructuring described above, when combined with DSM’s current ARA production capabilities, Martek’s DHA and ARA production capacity will continue to be substantially in excess of current and forecasted requirements for the next several years. As such, our production capacity exceeds current demand; however, we have the ability to manage production levels and, to a certain extent, control our manufacturing costs.  Nonetheless, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively due to the existence of significant levels of fixed production costs at our plants and the plants of our suppliers.

Branded Consumer Health Products

We currently outsource the production and packaging of all of our current branded consumer health products to third party manufacturers with oversight by our internal managers. We expect to continue to rely on third parties for these manufacturing requirements. Where possible, we have qualified more than one source for the manufacturing and packaging of our products to manage the risk of supply disruptions. In such circumstances, if one of our manufacturers or packagers were unable to supply our needs, we believe we would have a qualified alternative source available for those products.  For those products whose supply is currently sole-sourced, we are actively seeking to qualify an alternative supplier.

When economically advantageous, we directly procure key raw materials used by our manufacturers that are contracted to produce our branded consumer health products. With the exception of a key raw material for the production of Culturelle®, we have identified multiple sources for the supply of all of our key raw materials for our branded consumer health and wellness products.

General

The commercial success of our nutritional ingredients and branded consumer health products will depend, in part, on our ability, or the ability of our contract manufacturers, to produce our products at large scale on a routine basis and at a commercially acceptable cost.  Our success will also be somewhat dependent on our ability to align our production or the production of our contract manufacturers with customer demand, which is inherently uncertain.  There can also be no assurance that we or our contract manufacturers will be able to continue to comply with applicable regulatory requirements, including the Food and Drug Administration’s current good manufacturing practice (“cGMP”) requirements.

RESEARCH AND DEVELOPMENT

The growth of our business requires significant research and development activities.  These research and development focus areas include: (i) broadening the scientific evidence supporting our nutritional ingredients and branded consumer health products; (ii) improving the manufacturing processes for our nutritional ingredients; (iii) broadening the market applications for the Company’s life’sDHA™; and (iv) leveraging our microbial technology platform to develop new high-value product offerings.  We perform research and development at our Columbia, Maryland, Boulder, Colorado and Winchester, Kentucky facilities.  Our research and development expenditures in fiscal 2010 included, among other things, activities directed toward (i) improving the quality, sensory properties and stability of our nutritional ingredients; (ii) developing new ingredient forms and applications technology for DHA-enriched food and beverage products; (iii) optimizing production characteristics of microalgal strains and developing new strains; (iv) investigating the clinical health benefits of DHA and ARA fatty acids; (v)  increasing our DHA production yields; (vi) reducing waste and continuing to improve the overall quality of our nutritional ingredients; (vii) developing feasible approaches to the expression of nutritional fatty acids, especially DHA, in plant oilseeds; (viii) developing biofuels in conjunction with BP; and (ix) investigating the feasibility of utilizing our expertise in molecular biology to produce other sustainable bioactive compounds with applications in the health and wellness fields. We incurred total research and development expense of approximately $33.6 million, $27.4 million and $26.2 million in fiscal 2010, 2009 and 2008, respectively.

SALES AND MARKETING

Nutritional Ingredients

Our nutritional oils and powders are marketed and sold primarily to the infant formula, pregnancy and nursing, food and beverage, dietary supplement and animal feed markets.  Life’sDHA™ is sold as a branded ingredient to food and beverage and supplement manufacturers and is also a supplement brand sold directly over the internet by Martek.  Neuromins® is a Martek supplement brand that is distributed and sold under license by several supplement manufacturers.

We market and sell our nutritional ingredients for infant formula uses primarily through direct sales. We market and sell our nutritional ingredients for uses other than infant formula either directly to customers through our direct sales force or through distributors. Although we are not given precise information by our customers as to the countries in which products containing our nutritional ingredients are sold, we estimate that approximately 50% of our nutritional ingredients sales are to customers in the United States.  Most of the non-infant formula consumer products that incorporate our DHA are co-branded with Martek’s life’sDHA™ logo on related packaging and marketing materials.

Consumer marketing efforts for products containing our nutritional ingredients are performed primarily by our customers although we play a supportive role. Our infant formula customers market their DHA and ARA supplemented formulas directly to consumers and healthcare professionals. Our dietary supplement, food and beverage and animal feed customers also create and implement their own advertising campaigns. We support these efforts through trade show participation and targeted direct mail campaigns as well as limited advertising and public relations campaigns.

Our DHA product is branded as life’sDHA™ and often includes the tagline “Healthy brain, eyes, heart” which is designed to be consumer-friendly and to communicate the importance of DHA for health throughout life.  Our ARA is branded as life’sARA™.  The purpose of this branding initiative is to differentiate life’sDHA™ and life’sARA™. Management believes that as consumers learn more about these trusted brands via Martek’s, and certain of our customers’, marketing and public relations efforts, they will be more likely to purchase products containing the life’sDHA™ and life’sARA™ logos.  This, in turn, provides support to Martek’s customers by further accentuating the benefits of Martek’s products over other sources.

Branded Consumer Health Products

Our branded consumer health products are sold primarily through a direct sales force, but also through the use of third party sales brokers, distributors and wholesalers.  We are currently marketing and selling such products to most major mass, club, drug, food and specialty stores in the United States.  There are currently no significant sales of these products outside of the U.S.

We believe that a focused and consistent marketing strategy is critical to the growth of our brands. Our strategy includes the use of print, television and internet advertising as well as point-of-sale merchandising. These programs are designed to strengthen our brand equities, generate awareness of new items and stimulate trial among our target customers. We also partner with our customers to develop trade-promotion programs which deliver merchandising and price promotions to the end consumers of our products.

COMPETITION

Nutritional Ingredients

The healthcare and biological sciences industries are characterized by rapidly evolving technology and intense competition. Our nutritional ingredient competitors include major pharmaceutical, chemical, specialized biotechnology and food and beverage ingredient companies, many of whom have financial, technical and marketing resources significantly greater than ours. In addition, many specialized biotechnology companies have formed collaborations with large, established companies to support research, development and commercialization of products and technologies that may be competitive with our products and technologies. Academic institutions, governmental agencies and other public and private research organizations are also conducting research and development activities that may be competitive with our products. These organizations are seeking patent protection and may commercialize products and technologies on their own or through joint ventures that are competitive with our products and technologies. The existence of products and technologies of which we are not aware, or those that may be developed in the future, may adversely affect the marketability of the products and technologies that we have developed.

Fish oil-based products currently dominate the adult DHA supplement market and certain foods containing fish oils are on the market in various parts of the world.  DHA-containing fish oil for infant formula applications provides an alternative to our DHA nutritional oil and is used by certain of our customers and other infant formula manufacturers outside the United States. In addition, in April 2006, the FDA notified Abbott Nutrition (then known as the Ross Products Division of Abbott Laboratories) that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina (ARA produced by Suntory Limited) are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas.   While Abbott Nutrition has the regulatory permission to introduce fish oils into infant formula in the U.S., Abbott has agreed to purchase its total needs for DHA and ARA from Martek through at least 2016.  Furthermore, we are not aware of any plans by any of our other customers to incorporate this alternative DHA and ARA blend into their infant formulas in the U.S.   The GRAS notification, however, removes a significant regulatory hurdle to the introduction of competitive products in the United States.

Fish oils are sold by many companies and are generally less costly than our DHA oil, and therefore presents a substantial competitive threat to our DHA product line.  However, certain fish oils have odor, stability and taste characteristics that may limit their usefulness in food and beverage products. In addition, fish oils may be negatively perceived by certain customers.  Several companies, including DSM, Friesland Kievit, Nu-Mega, Ocean Nutrition Canada and a number of other companies, manufacture microencapsulated fish oil products.  Although microencapsulation of the oil resolves many of the odor, stability and taste issues found with fish oil, a microencapsulated product currently is more costly than regular fish oil.  Because fish oil is generally less costly than our DHA oil, even when microencapsulated, and continues to improve in quality and gain general market acceptance, fish oil presents a substantial competitive threat.

We continue to work to reduce the costs of our products and to improve the sensory and stability characteristics to make it easier for our customers to incorporate our ingredients into their products.  We have also continued to refine our manufacturing processes in order to produce higher levels of DHA and thereby reduce our DHA unit costs.  These improvements and changes make our DHA more cost competitive with certain microencapsulated fish oils, on a price per DHA unit basis, but not on a total omega-3 basis due to the presence of large quantities of EPA and other non-DHA omega-3 fatty acids in fish oil.  In addition, to address the competitive need to offer an omega-3 product which has all of the nutritional properties of fish oil, but without the negative characteristics of fish oil noted below, Martek has identified a strain of algae which produces nutritional oils that closely approximate the quantities of EPA and DHA found in some fish oil. This vegetarian “fish oil” product will likely be ready for market introduction in 2011 and we believe this product will enable us to expand our market share in the large and expanding omega-3 nutritional supplements market.

We believe that our nutritional oils have the following advantages over fish oil sources of DHA for use in infant formula, as food and beverage ingredients, or as supplements:

•                  our oils, in general, are easier to formulate than certain fish oils in food and beverage products;

•                  our oils can be blended in a variety of mixtures in precise ratios for specific applications, whereas the composition of fish oils may vary;

•                  our oils do not contain substances found in certain fish and fish oils such as methyl mercury, polychlorinated biphenyls (“PCBs”), dioxins and other toxic contaminants;

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

•                  our DHA and ARA-enriched oils are in an easily digestible triglyceride form similar to that found in fish oils and breast milk; and

•                  our oils can be produced in large quantities under controlled conditions satisfying strict regulatory scrutiny.

At this time, our oils are the only DHA and ARA oils used in infant formulas in the United States.

Suntory Limited, Nippon Suisan, Cargill Inc. (through a joint venture with a company in China) and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. Such ARA from the Cargill joint venture is currently under review by the FDA in connection with a GRAS notification by Cargill seeking concurrence that this ARA is GRAS when used in infant formula.  In addition, Lonza Group LTD, a Swiss company, is producing a microbially sourced DHA (see below) and we are aware that there are manufacturers in China and India producing an algal source of DHA.  Monsanto/Solae are expecting to commercialize an inexpensive and sustainable vegetarian omega-3 for foods and beverages in the next one to three years.  This product is a soybean oil containing stearidonic acid (“SDA”).  Monsanto/Solae are positioning SDA as a precursor to EPA, the other omega-3 found in fish oil.  In addition, other companies, several with greater financial resources than ours, are developing plant-based DHA, other plant-based oils or, in the case of DuPont, an EPA product derived from yeast that may compete with us, and other companies may be developing DHA from yeast.

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

In December 2005, Lonza Group LTD, a Swiss chemical and biotechnology group, acquired from Nutrinova Nutrition Specialties & Food Ingredients GmbH, a wholly-owned subsidiary of Celanese Corporation, Nutrinova’s business having as its product a DHA-rich microalgal oil. Since the acquisition, Lonza has actively marketed its DHA oil to the food and beverage and dietary supplement markets around the world.  In addition, Lonza may be actively marketing its DHA oil for infant formula applications in certain markets.  Nutrinova and Lonza are defendants in patent infringement actions involving our DHA patents that we have brought in both the United States and Germany, and Lonza is a defendant in a patent infringement action in France. One of Nutrinova’s customers is also a defendant in these actions in Germany. In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of October 31, 2010, the patents being defended in the Lonza matter had a net book value of approximately $3.2 million, including capitalized legal costs, which is being amortized over a weighted average remaining period of approximately four years. These lawsuits are further described in Item 3. “Legal Proceedings” of Part I of this Form 10-K.

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

Branded Consumer Health Products

The market for consumer health products is highly competitive. Competition is based on a variety of factors, including price, quality and assortment of products, customer service and marketing support. Martek believes that we compete favorably in these areas.   Our competition consists of many large and small companies including the following, by product area:

•                  Probiotics (Culturelle®) — Procter & Gamble (Align®), Phillips (Colon Health®), Nature’s Bounty and private label;

•                  UTI Pain Relief and Diagnostics (AZO) —  Cystex®, Nature’s Bounty, Nature’s Resource and private label; and

•                  Menopause Symptom Relief (Estroven®) — Bayer Healthcare(One A Day® Menopause), Nature’s Resource, Enzymatic Therapy (Remifemin®) and private label.

We believe that we are well-positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. However, many of our competitors have financial resources substantially greater than ours. These financial resources as well as other factors may allow them to lower the prices of their products or more aggressively market and advertise them which, at times, affects market share. Furthermore, due to price competition, we are not always able to fully pass on supply cost increases to our customers.  While we believe that our product quality provides meaningful product differentiation, significant price reductions or broad-based advertising campaigns by one of our competitors, or the inability to pass on future supply cost increases could have a material effect on the revenues and profitability of the branded health products segment. In addition, there is a growing presence in our product markets of private label offerings. These private label products are often priced lower than branded products such as ours. If consumer trends and preferences shift toward the generally lower-priced private label products, our revenues could be materially adversely affected.

PATENTS, LICENSES AND TRADEMARKS

Patents and Licenses - Nutritional Ingredients

We have received numerous patents protecting our nutritional products technology, including the fermentation methods of producing our DHA and ARA oils, as well as the blending and use of certain DHA and/or ARA oils in infant formula. In 1994, we received a U.S. patent covering certain blends of a microbial oil enriched with DHA and a microbial oil enriched with ARA, as well as the use of such blends in infant formulas. In 1995, we received a U.S. patent covering a process for making an edible oil containing DHA under certain specified conditions and the edible oil made by such process as well as a U.S. patent covering an infant formula comprising an edible DHA-containing oil with certain specified characteristics.  In 1996, we received two additional U.S. patents covering our nutritional oils technology. The first patent protects pharmaceutical compositions and dietary supplements comprising a single cell oil in concentrations of at least 20% DHA in a triglyceride form made using our method of producing DHA oil. The second patent clarifies that our patent coverage includes the blending, in infant formula and dietary supplements, of microbially derived ARA oil with low EPA fish oils. Fish oil is a potential competitive source of DHA to Martek’s algal-derived DHA oil. This patent makes it more difficult for low EPA fish oils to be combined with microbial sources of ARA oils in the U.S. without violating our patents. A U.S. patent was granted in 1997, which protects the production, use and sale of certain microbial oils rich in ARA. In 1998, a U.S. patent was issued protecting our DHA-rich algal biomass. DHA-rich algal biomass is the raw product of the DHA fermentation process and represents an inexpensive source of DHA that may potentially be a low cost product itself. Our ARA and blends patents been subject to reexamination proceedings in the U.S. Patent Office, as discussed in greater detail in Item 3. “Legal Proceedings” of Part 1 of this Form 10-K.  We also have been awarded a number of foreign patents covering various aspects of our nutritional ingredients, including European patents covering our DHA and ARA-rich oils.

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

Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 100 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2011 and 2027.  Our core infant formula-related U.S. patents expire between 2011 and 2014.  Our core infant formula-related patents expire between 2011 and 2012 in Europe. We also license from DSM certain patents that provide additional protection for our nutritional ingredients and expire between 2017 and 2024, and certain patent applications that could, if granted, provide added protection for our nutritional ingredients. Martek has been granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2011 and 2027.   In addition, Martek has several pending patents related to DHA, including products and processes, which could offer long-term protection.   We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate.  While we currently have sole-source supply agreements (See “License and Supply Agreements and Collaborations” above for a discussion of the terms of these agreements) with customers comprising nearly 75% of our current infant formula revenues, it is uncertain how much protection that our patents or those in-licensed from DSM expiring after 2011 will provide should our other customers choose ingredients from our competitors, or those customers under sole-source supply agreements choose to use ingredients from our competitors once those sole-source agreements expire or terminate.   Furthermore,

even if our customers continue to use our nutritional ingredients, direct competition could force us to reduce the price of our products, which could materially affect future revenues and product margins.

Currently, we have over 400 issued patents and over 500 pending patent applications worldwide. There can be no assurance that:

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

•                  that products based upon issued patents will not infringe upon the patents of others; or

•                  we will be successful in securing arrangements with our customers after patent expirations that will provide economic protection similar to patents.

Patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European, United States and Asian patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents.  Our products might infringe the patent rights of others, whether existing now or in the future. Similarly, the products of others could infringe upon our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor.  An adverse outcome in infringement actions by Martek against third parties could reduce or eliminate any competitive advantage provided by the affected Martek patent rights.  An adverse outcome in infringement actions by third parties against Martek could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties and/or require us to cease selling the affected products.

In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it.  In other competitive markets, we may be unable to maintain (through patent expiration or otherwise) the patent protection for our nutritional ingredients currently afforded to us.  A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for our ingredients and may have a material adverse effect on our results of operations, especially on future sales of our nutritional ingredients. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with our nutritional ingredients using similar or identical processes, and it is possible that our current infant formula, supplement, or food and beverage customers, or those that may be under license in the future, may choose ingredients from our competitors if they choose to include the ingredients at all.

It is our corporate policy to vigorously protect our substantial investment in the research and development of our products and to continue to enforce our patent and other intellectual property rights against third parties who engage in the unauthorized manufacture, sale, or use of our technology.   We currently have several challenges to our European patents covering our DHA and ARA oils and anonymous parties have filed Requests for Reexamination with respect to two of Martek’s U.S. blended oils patents and one U.S. ARA patent.   In addition, Lonza or an anonymous party has filed Requests for Reexamination with respect to eleven of Martek’s DHA patents (four of which have now expired).   These challenges, as well as our lawsuit against others for infringement of our patents, are described in Item 3.  “Legal Proceedings” of Part I of this Form 10-K.    Total patent litigation expenditures were approximately $2.6 million, $4.3 million and $1.6 million in fiscal 2010, 2009 and 2008, respectively.

We expect that, in the future, as our nutritional ingredients continue to be commercialized, opposition to our patents and other intellectual property by our competitors will continue and most likely increase. We may incur substantial costs in the future protecting and defending our patents and other intellectual property rights and cannot be sure that we will be able to successfully defend our patents or that our competitors will not be able to “design around” our intellectual property.

Patents and Licenses - Branded Consumer Health Products

We do not hold any patents or licenses on the technology or active ingredients associated with our branded consumer health products.  We primarily rely on the value and consumer recognition of our brands as well as trade secrets and proprietary know-how which generally take the form of the unique specifications of our critical raw materials and the proprietary formulations and blends associated with our finished products.

We seek to protect these trade secrets and proprietary know-how in part by confidentiality agreements with our collaborators, employees and consultants.  However, there can be no assurance that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets will not otherwise become known or be independently developed by competitors.

Trademarks

We have developed brand names and trademarks for our products. The success of our businesses, particularly the branded consumer health products segment, depends on the value of our brands. As such, we consider the overall protection of our trademarks to be paramount and we vigorously protect these rights from infringement. We have applied for or registered a variety of the trademarks with the United States Patent and Trademark Office as well as with various foreign trademark offices worldwide. In the branded consumer health products business, we hold registered trademarks in the United States and, in some cases, the United Kingdom for Culturelle®, Estroven® and the AZO family of products (AZO Standard®, AZO Cranberry®, etc.).  With respect to the nutritional ingredients segment, we have applied for trademarks in the United States and throughout the world, including life’sDHA™, life’sARA™, DHASCO®, Neuromins® and ARASCO®. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks. Most foreign trademark offices use similar trademark renewal practices.

GOVERNMENT REGULATION AND PRODUCT TESTING

Our products and our manufacturing and research activities are subject to varying degrees of regulation by state and federal regulatory authorities in the United States, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The products sold by us are subject to regulation by the FDA as food and beverage ingredients, dietary supplements, animal feed, drugs and/or medical devices. The regulatory status of any product is largely determined by its intended use.

Drugs and medical devices generally may not be marketed without first obtaining FDA authorization to do so. New infant formulas also are subject to premarket notification requirements. Although there are no premarket authorization requirements for whole foods per se, there are premarket approval requirements for food and beverage additives. Specifically exempt from the food additive definition and, therefore, the premarket approval requirements, are generally recognized as safe food, beverage and animal feed ingredients. FDA’s Center for Food Safety and Applied Nutrition is responsible for the regulation of human food products. The Center for Veterinary Medicine (“CVM”) is responsible for the regulation of animal food (feed) products.  Dietary supplements for the most part are not subject to premarket authorization requirements, although there is a premarket notification requirement for certain new dietary ingredients that were not marketed as dietary supplements prior to October 1994. The FDA has established detailed cGMP regulations, labeling and other requirements for drugs, medical devices, infant formulas, foods and beverages and dietary supplements. The requirements for drugs, medical devices and infant formulas generally are much more stringent than the requirements for dietary supplements and foods and beverages.

Our infant formula customers are responsible for obtaining the requisite regulatory clearances to market their products containing our nutritional ingredients. Sales of our products outside the United States are subject to foreign regulatory requirements that may vary widely from country to country.

The FDA regulates the use and marketing of dietary supplements under the provisions of the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Through both our nutritional ingredient and branded consumer health products segments, we are currently selling several lines of dietary supplements.   In addition, we are researching and developing new applications for our DHA and ARA oils as well as for other of our developing technologies. We believe that our DHA and ARA are not new dietary ingredients and, as such, are not subject to premarket notification requirements when marketed for use as dietary supplements. There can be no assurance that the FDA would agree that a premarket notification is not required or that we will be able to comply with the requirements of DSHEA or any regulations that the FDA may promulgate thereunder.

In June 2002, the Australia New Zealand Food Authority authorized the use of DHA-S oil for use as a novel food ingredient in Australia and New Zealand.  In June 2003, the European Commission authorized the use of our DHA-S oil, which is used in foods, beverages and supplements as a novel food ingredient in certain foods in the European Community. This novel food designation authorizes the use of our DHA-S as an ingredient in certain foods such as certain dairy products, including cheese and yogurt, spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes in the European Community.  In July 2009, the Standing Committee of the European Commission and the 27 Member States approved the expanded use of our DHA-S algal oil in beverages, bakery products and nutrition bars.  Official approval for the new uses for DHA-rich oil in food throughout the European Union was achieved and recognized via publication in the Official Journal of the European Union in October 2009. In February 2004, the FDA completed a favorable review of our GRAS notification for the use of DHA-S in food and beverage applications.   In October 2006, Health Canada approved per serving levels of Martek’s DHA-S of not less than eight mg and not more than 100 mg of DHA when used as a food ingredient.  In April 2010, Health Canada approved our Novel Food Application for the use of DHA-S in foods in Canada for children under two (2) years of age. This approval permits the addition of 20 mg DHA/serving in these infant and toddler foods.  In June 2007, we received approval for the use of our DHA-S oil in food and beverages in Mexico. In August 2007, the Ministry of Health in China authorized the use of our life’sDHA™ as a novel food ingredient. This designation permits the use of life’sDHA™ in foods, beverages and supplements in China for persons older than three years.  This initial approval by the Ministry of Health is part of the regulatory process applicable to Chinese novel foods.  In December 2007, China issued a new Novel Food Regulation requiring that a new application be filed. We have therefore prepared a new application for submission in order to obtain approval under this new regulation. In March 2010, this application for novel food in China was granted.  In March 2008, the Israeli Ministry of Health approved DHA-rich oil from Schizochytrium (DHA-S) patterned after the 2003 approval in Europe and in September 2010 approval was obtained for the expanded categories of uses achieved in the EU in October 2009. In 2008, the Ministry of Health Labor and Welfare in Japan confirmed that DHA algal oil is also regarded as a traditional food and, as such, is acceptable for use in foods and beverages and dietary supplements.

The regulatory status of an animal feed product is determined by CVM on a case-by-case basis. FDA cooperates with the Association of American Feed Control Officials (“AAFCO”) and state authorities for the implementation of uniform policies for regulating the use of animal feed products. This includes the establishment of uniform feed ingredient definitions and proper labeling to assure the safe use of feeds. We believe that our animal feed ingredient is acceptable for use by classification under an existing AAFCO feed ingredient definition; however, there can be no assurance that the FDA would agree with this determination. Other products derived from microalgae and other organisms may be subject to potential regulation by the FDA as either medical devices or as a combination medical device/drug product to the extent that they are used in the diagnosis, mitigation, treatment, cure or prevention of diseases. Such classification would subject the products to premarket clearances and/or regulatory approvals. There can be no assurances that we, our customers or collaborators would be able to develop the extensive safety and efficacy data needed to support such FDA premarket authorizations or that the FDA ultimately would authorize the marketing of such products on a timely basis, if at all.

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

In connection with the manufacture of most of our products, we are required to adhere to applicable current good manufacturing practice (“cGMP”) regulations as required by the FDA. The cGMP regulations specify production and process controls, component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. The cGMP requirements for foods and beverages, infant formulas, drugs and medical devices vary widely. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas sold in the United States and in foods and beverages, we are subject to cGMP regulations and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional ingredients in accordance with relevant food and beverage, dietary supplement and infant formula requirements for commercial use.  Ongoing compliance with cGMP regulations and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such cGMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

Our plants in Winchester, Kentucky and Kingstree, South Carolina are required to abide by applicable federal and state environmental and safety laws, including regulations established by the Environmental Protection Agency and the Occupational Safety and Health Administration and similar state agencies. In addition, our solvent extraction processes are subject to emission requirements.

The Federal Trade Commission (“FTC”) regulates certain aspects of the advertising and marketing of our products. Under the Federal Trade Commission Act, a company must be able to substantiate both the express and implied claims that are conveyed by an advertisement. It is not uncommon for the FTC to conduct an investigation of the claims that are made about products in new and emerging areas of science that involve a potentially vulnerable population such as infants and children, or that relate to conditions impacting significant portions of the population.  Any adverse action by the FTC could have a negative impact on our results of operations and financial condition.

EMPLOYEES

As of October 31, 2010, we had 592 full-time employees, 42 of whom have Ph.D.s. Approximately 121 employees are engaged in research and development activities, 287 are engaged in production or production development related activities and 184 are in administrative, business development and sales and marketing positions. We consider relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Steve Dubin	57	Chief Executive Officer and Director
David M. Abramson	57	President
Peter L. Buzy	51	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
David M. Feitel	47	Executive Vice President and General Counsel
Peter A. Nitze	52	Chief Operating Officer and Executive Vice President
Barney B. Easterling	65	Senior Vice President, Manufacturing

Mr. Dubin became Chief Executive Officer of Martek in June 2006 after serving since September 2003 as President of Martek.  Mr. Dubin joined Martek in 1992 and has served in various management positions, including CFO, Treasurer, Secretary, General Counsel and Senior Vice President of Business Development.  In 2000, he moved to a part-time position of Senior Advisor - Business Development, a role he filled until his election to President of Martek in September 2003. He also spent time during 2000 through 2003 co-founding and co-managing a Maryland-based, angel-investing club that funds early-stage, high-potential businesses. He was also “Of Counsel” to the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. during part of 2001 and 2002. Prior to 1992, Mr. Dubin worked in the financing and management of early-stage businesses and, over a period of 12 years, served in various positions at Suburban Bank, now part of Bank of America, including Vice President and Treasurer of their venture capital subsidiary, Suburban Capital Corporation.   Mr. Dubin received a B.S. in accounting from the University of Maryland and a Juris Doctor degree from the National Law Center at George Washington University. Mr. Dubin is a Certified Public Accountant and a member of the Maryland Bar.  Mr. Dubin has been a director of Martek since July 2006. His current term expires at our 2011 Annual Meeting of Stockholders.

Mr. Abramson joined Martek in 2003 as head of Corporate Development and was elected President in September 2006.  Prior to joining Martek, he was the Executive Vice President and General Counsel for U.S. Foodservice from 1996 to 2003. In this position, Mr. Abramson oversaw the legal and regulatory affairs of U.S. Foodservice, a large foodservice distributor in the United States, and advised on business development opportunities for this company.   U.S. Foodservice became a subsidiary of Royal Ahold in 2000.   In addition, Mr. Abramson was also the Executive Vice President for Legal Affairs at Ahold, U.S.A. from 2000 to 2003.  Mr. Abramson also served on the Board of Directors of U.S. Foodservice from 1994 to 2003.  Prior to joining U.S. Foodservice, from 1983 until 1996, Mr. Abramson was a partner at Levan, Schimel, Belman & Abramson, P.A., now a part of Miles & Stockbridge P.C.  Mr. Abramson graduated from George Washington University, where he obtained a Bachelor of Business Administration in accounting.  He received his Juris Doctor degree, with honors, from the University of Maryland School of Law in 1978.  Mr. Abramson is a member of the Maryland Bar.

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

Mr. Feitel joined Martek in 2004 as Associate General Counsel and was elected to the position of Senior Vice President and General Counsel in December 2006 and later to Executive Vice President and General Counsel in November 2008.  From 2003 until joining Martek, he practiced law at Miles & Stockbridge P.C., where he had started his legal career in 1988.  From 2000 to 2003, Mr. Feitel was the Vice President and General Counsel of BCE Emergis, an eCommerce service provider and a subsidiary of Bell Canada. Prior to BCE Emergis, Mr. Feitel worked for the Discovery Group, a Columbus, Ohio-based venture capital company, from 1997 through 2000.  Mr. Feitel received his undergraduate degree from Duke University and his Juris Doctor from the Duke University School of Law.

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

Customer Concentration

A substantial portion of our nutritional ingredients sales is made to three of our existing customers under agreements with no minimum purchase requirements. If demand by these customers for our nutritional ingredients decreases, our revenues may materially decline.

We rely on a substantial portion of our nutritional ingredients sales to three of our existing customers. Approximately 60% of our nutritional ingredients sales in the year ended October 31, 2010 were generated by sales of DHA and ARA to three customers: Mead Johnson Nutritionals, Abbott Nutrition and Nestle. We cannot guarantee that these customers will continue to demand our nutritional products at current or predictable levels. None of our license agreements or license and supply agreements requires our customers to purchase any minimum amount of products from us now or in the future, and certain of our license agreements can be terminated within short periods and also allow our customers to manufacture our products themselves or purchase nutritional ingredients from other sources. We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand.  If demand by any of our significant customers for our nutritional products decreases, we may experience a material decline in our revenues.

We have sole-source supply agreements with customers comprising approximately 75% of our current infant formula revenues. These sole-source arrangements include the supply agreements recently extended with Mead Johnson Nutritionals, Pfizer, Danone and Abbott Nutrition, which are now extended at least through calendar 2015, 2015, 2014 and 2016, respectively.   The agreements with Mead Johnson Nutritionals, Abbott Nutrition and Pfizer provide for graduated price reductions over the term beginning in 2010.  Martek’s strategy is to offset a significant portion of these price reductions that result from its infant formula contract extensions by implementing manufacturing cost savings and product innovation initiatives, and by growing its non-infant formula business. None of these strategies is assured and if such strategies are unsuccessful, we will likely experience a material decline in profitability.

We are also currently attempting to enter into new supply arrangements or extensions thereof with other customers, but our ultimate success in doing so is uncertain. If we are unable to successfully enter into these new or extended arrangements, our future infant formula revenues may materially decline. Furthermore, even if we are successful in the execution of these remaining agreements, the resulting arrangements will include price reductions similar to those included in the extensions noted above, which could yield additional decreases to our future infant formula revenues.

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

Our major customers are part of either the pharmaceutical or food and beverage industries. Mergers and acquisitions are prevalent in both industries. If one of our major customers or divisions thereof is acquired, as there are no minimum purchase requirements in our license agreements with them, there is no guarantee that the acquirer will continue purchasing our oils at current levels or continue selling infant formula at all. An acquisition of one of our major customers could have a material effect on future revenues.

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

Approximately 40% of our branded consumer health products sales were generated by sales to two customers.  We cannot guarantee that these customers will continue to demand our products at current levels. Our supply arrangements with these customers do not require them to purchase any minimum amount of products from us now or in the future.  We have limited visibility into our customers’ future actual level of demand, notwithstanding our view of consumer demand.  If demand by these significant customers decreases, we may experience a material decline in our branded consumer health products revenues. Furthermore, if purchasing patterns by our significant customers are uneven or inconsistent, we will likely experience fluctuations in the quarter-to-quarter revenues and cash flows of the branded consumer health products business.

Competition

We are aware of several products that are currently available, and products under development, that may present a serious competitive threat to our nutritional ingredients.  If we are unable to maintain a competitive differentiation from these products, our revenues may be adversely affected.

Our continued success and growth depends upon achieving and maintaining a superior competitive position in the infant formula, supplement and food and beverage product markets. Fish oil-based products currently dominate the adult DHA supplement market and certain foods and beverages containing fish oils are on the market in various parts of the world.  DHA-containing fish oils for infant formula applications provide an alternative to our DHA nutritional oil and are used by certain of our customers and other infant formula manufacturers outside the United States.  Because fish oil is generally less costly then our DHA oil and continues to improve in quality and gain market acceptance, fish oil presents a substantial competitive threat to our DHA products.

Potential competitors include companies such as BASF AG, DSM, Cargill Inc., Nippon Suisan, Suntory Limited, Archer Daniels Midland Company, Lonza Group LTD, DuPont, Nagase & Co. Ltd., Ocean Nutrition Canada (“ONC”) and Monsanto/Solae.  Many of these companies have substantially greater research and development capabilities, marketing, financial and managerial resources and experience in the industry. Some of our competitors are currently offering, at prices less than ours, competing sources of DHA (fish oil-based or other) and/or ARA for use in the food and beverage and dietary supplement markets and for use in infant formula.  If our competitors’ products gain widespread acceptance due to pricing or other advantages, our patents expire, or we lose our patents, the sales of our products may be materially adversely affected and our technologies rendered obsolete.

We are aware that other sources of DHA and ARA are or may be available, any of which could represent a competitive threat that could seriously harm our product sales. Specifically:

•                  Abbott Nutrition (then known as the Ross Products Division of Abbott Laboratories), a significant Martek customer, filed a generally recognized as safe notification on January 2, 2002 seeking Food and Drug Administration (“FDA”) concurrence that its tuna oil source of DHA and its fungal source of ARA, as manufactured by Suntory Limited, are generally recognized as safe when used as ingredients in infant formula. In April 2006, the FDA notified Ross Products that it had no questions at that time regarding Ross’ conclusion that DHA-rich oil from tuna and ARA-rich oil from Mortierella alpina (ARA produced by Suntory Limited) are safe as sources of DHA and ARA in term and post-discharge preterm infant formulas. While Abbott Nutrition has not announced any introduction of such oils into infant formula in the U.S. and has agreed to purchase its total needs for DHA and ARA from us through at least 2016, and while we are not aware of any plans by our other customers to do so, the GRAS notification removes a significant regulatory hurdle to the introduction of competitive products in the United States.

•                  Suntory Limited, Nippon Suisan and Cargill Inc. (through a joint venture with a company in China) and other independent Chinese manufacturers are producing and distributing a fungal source of ARA. Such ARA from the Cargill joint venture is currently under review by the FDA in connection with a GRAS notification by Cargill seeking concurrence that this ARA is GRAS when used in infant formula. In addition, we are aware that there are manufacturers in China producing an algal source of DHA.  ONC has also indicated their desire to enter the microbial oil market.

•                  Some infant formulas now on the market outside the United States, including those marketed by certain of Martek’s customers, use DHA and/or ARA derived from other sources, such as fish oil or eggs or microbial.

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

•                  Monsanto/Solae are expecting to commercialize an inexpensive and sustainable vegetarian omega-3 for foods and beverages in 2012.  This product is a soybean oil containing stearidonic acid (“SDA”).  Monsanto/Solae are positioning SDA as a precursor to EPA, in addition to DHA, the other omega-3 found in fish oil.  While a large amount of SDA soybean oil must be included in a food or beverage to achieve the intake level Monsanto has recommended for SDA, the oil should be inexpensive, claims to have stability and formulation advantages and may be able to make similar cardiovascular structure-function claims to fish oil.  As another omega-3 on the market, SDA soy oil could be a threat to Martek’s food and beverage business.

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

•                  Other companies, several with greater financial resources than ours, are developing plant-based DHA, other plant-based oils or, in the case of DuPont, an EPA product derived from yeast, which may compete with us, and other companies may be developing DHA from yeast.

The competitive pressures we face in our branded consumer health products business could lead to reduced demand for our products which could negatively impact sales, gross profits and prospects.

The market for consumer health products is highly competitive.  Competition is based on a variety of factors, including price, quality and assortment of products, consumer service and marketing support. Our competition consists of many large and small companies.  Many of our competitors have financial resources substantially greater than ours. These financial resources as well as other factors may allow them to lower the prices of their products or more aggressively market and advertise them which, at times, affects market share. Furthermore, due to price competition, we are not always able to fully pass on supply cost increases to our customers.   Significant price reduction or broad-based advertising campaigns by one of our competitors or the inability to pass on future supply cost increases could have a material effect on the revenues and profitability of our branded consumer health products business.  In addition, there is a growing presence in our product markets of private label offerings. These private label products are often priced lower than branded competitors such as our products. If consumer trends and preferences shift toward the generally lower-priced private label products, our revenues could be materially adversely affected.

Intellectual Property

If we are unable to obtain or maintain patent protection or if our patents do not provide protection or we are unable to obtain comparable protection after patent expiration against competitive products, our results of operations may be adversely affected.

Our success is largely dependent on our ability to obtain and maintain patent protection for our products, maintain trade secret protection and operate without infringing the proprietary rights of others. Our policy is to aggressively protect our proprietary technology through patents, where appropriate, and in other cases, through trade secrets. Additionally, in certain cases, we rely on the licenses of patents and technology of third parties. We hold approximately 100 U.S. patents, covering various aspects of our technology, which will expire on various dates between 2011 and 2027.  Our core infant formula-related patents expire between 2011 and 2014.  We also license from DSM certain patents that provide additional protection for our nutritional ingredient and expire between 2017 and 2024, and certain patent applications that could, if granted, provide added protection for our nutritional ingredients.  We have been granted U.S. patents covering certain processes for producing DHA-containing oil that may be used in foods and beverages which expire between 2011 and 2027. We have filed, and intend to file, applications for additional patents covering both our products and processes as appropriate. While we currently have sole-source supply agreements with customers comprising nearly 75% of our current infant formula revenues, it is uncertain how much protection that our patents or those in-licensed from DSM expiring after 2011 will provide should these customers choose ingredients from our competitors once those agreements expire or terminate.   Specifically, as discussed more fully in Item 3. “Legal Proceedings” of Part I of this Form 10-K, our U.S. ARA patent expiring in 2014 is under a second reexamination challenge and has previously emerged from reexamination with narrower claims.  The patent contains narrower product claims and process claims that, among other things, would provide patent protection to a production process that we believe: i) results in higher quality oil and higher ARA potency and ii) is cost efficient compared to other processes for producing ARA.  When combined with our in-licensed patents from our ARA production partner DSM, we believe that it will be technologically difficult and less cost efficient for competitors to design around these claims.  Nonetheless, it is uncertain how much protection they will provide.  Furthermore, even if our customers continue to use our nutritional ingredients, direct competition could force us to reduce the price of our products, which could materially affect future revenues and product margins.

Currently, we have over 400 issued patents and over 500 pending patent applications worldwide. There can be no assurance that (i) any patent applications filed by, assigned to or licensed to us will be granted; (ii) we will develop additional products that are patentable; (iii) any patents issued to or licensed by us will provide us with any competitive advantages or adequate protection for inventions; (iv) any patents issued to or licensed by us will not be challenged, invalidated or circumvented by others; (v) issued patents, or patents that may be issued, will provide protection against competitive products or otherwise be commercially valuable; (vi) products based upon issued patents will not infringe upon the patents of others; or (vii) we will be successful in securing arrangements with our customers after patent expirations that will provide economic protection similar to patents. Furthermore, patent law relating to the scope of claims in the fields of healthcare and biosciences is still evolving, and our patent rights are subject to this uncertainty. European, United States and Asian patent authorities have not adopted a consistent policy regarding the breadth of claims allowed for health and bioscience patents. Our products might infringe the patent rights of others, whether existing now or in the future. Similarly, the products of others could infringe our patent rights. The defense and prosecution of patent claims are both costly and time consuming, even if the outcome is ultimately in our favor. An adverse outcome in infringement actions by Martek against third parties could reduce or eliminate any competitive advantage provided by the affected Martek patent rights. An adverse outcome in infringement actions by third parties against Martek could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties and/or require us to cease selling the affected products.

In certain competitive geographic markets, we do not have patent protection and may be unable to obtain it.  In other competitive markets, we may be unable to maintain (through patent expiration or otherwise) the patent protection for our nutritional ingredients currently afforded to us.  A lack of patent protection would have a material adverse effect on our ability to gain a competitive advantage for our nutritional ingredients and may have a material adverse effect on our results of operations, especially on future sales of our nutritional ingredients. In particular, a lack of patent protection would permit our competitors to manufacture products that would be directly competitive with ours using similar or identical processes, and it is possible that our current infant formula, supplement, or food and beverage customers, or those that may be under license in the future, may choose ingredients from our competitors if they choose to include the ingredients at all.

Our business could be adversely affected if we are unable to maintain the value of our brands or successfully protect our intellectual property or defend claims of infringement by others.

There are a number of intellectual property proceedings pending against Martek or that Martek has pending against third parties.  See Item 3. “Legal Proceedings” of Part I of this Form 10-K for further information.  If any of these challenges or any other challenges to our patents that we do not currently consider material or that may arise in the future are successful and we are unable to secure customer arrangements upon patent revocation or expiration that would ensure continuity of our customers’ purchases from us or obtain comparable protection after patent expiration through other patents, we may experience decreases in the future sales of our nutritional ingredients or we may be forced to reduce the price of our products due to our competitors’ ability to produce similar products, both of which could cause decreases in future revenues as well as product margins. Specifically, the revocation of our patent(s) could result in a decrease in revenues under our license agreements. Furthermore, it is our accounting policy to capitalize legal and related costs incurred in connection with patent applications and the defense of our patents.  As of October 31, 2010, the net book value of our patent assets totaled $18.9 million, which includes approximately $3.2 million of costs related to our patent defenses in the Nutrinova/Lonza matters discussed above, which is being amortized over a weighted average remaining period of approximately four years. If, in the future, it is determined to be unlikely that our patents will be successfully defended in connection with the challenges described above or if it is concluded that certain of our patents will no longer provide an economic benefit to the Company, a write-off of the costs ascribed to the particular patent or patents would be required. The effect of such write-off could be material to our results of operations.

We expect that in the future, as our nutritional ingredients continue to be commercialized, opposition to our patents and other intellectual property by our competitors will continue and most likely increase. We may incur substantial costs in the future protecting and defending our patents and other intellectual property rights and cannot be sure that we will be able to successfully defend our patents or that our competitors will not be able to “design around” our intellectual property. We also expect that in the future, third parties may allege that Martek infringes their intellectual property rights, which could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties and/or require us to cease selling the affected products.

The success of our overall business, and particularly our branded consumer health products business, depends on the value of our consumer brands. These brand names are integral to the existing business and to the implementation of certain of our expansion strategies. Maintaining this brand value will depend largely on the success of our marketing efforts and our ability to provide a consistent and competitively differentiating health benefit to the end users of our products. Our brands could be adversely affected if we fail to achieve these objectives and our public image and reputation could be tarnished by negative publicity. Any of these events could negatively impact sales.  Furthermore, trademarks are of material importance to the maintenance of our brand value.  Much of our current nutritional ingredients revenue and substantially all of the current branded consumer health revenues are from products bearing proprietary brand names. Although our principal brand names are registered trademarks in the United States and certain foreign countries, there can be no assurance that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. There can also be no assurance that we will be able to successfully protect our trademarks from infringement or otherwise. The loss or infringement of our trademarks could impair our brands, harm our reputation and materially adversely affect our financial results.

General Business Risks

Current economic and market conditions could adversely affect our revenue and profitability.

The United States economy and the global economy are recovering from a severe recession. Due to factors such as uncertainties in consumer spending, a sustained regional and/or global economic downturn or slow recovery may reduce the demand for our nutritional ingredients. If demand for our nutritional ingredients declines, our revenue and profitability will be adversely affected. Furthermore, challenging economic conditions also may impair the ability of our customers to pay for products they have purchased and may impair the ability of our vendors to supply us with items critical to the operation of our business.  Any of these negative occurrences could adversely impact our operating results, financial condition or business in general.

Our nutritional ingredients are very sensitive to oxidation and may not be very compatible with many liquid or dry foods that are currently on the market. If economical methods are not developed to successfully incorporate our nutritional ingredients into various food and beverage applications, we may never be able to gain large-scale entry of our nutritional ingredients into the food and beverage and nutritional supplements markets.

Due to the sensitivity of our nutritional ingredients to oxidation, it is possible that our ingredients may change over time in such a way as to negatively affect the taste, smell and/or shelf stability of food and beverage applications. While we believe that the food and beverage market could be a large market for DHA supplementation with our DHA-S oil, the potential in this market would be limited if methods are not developed that allow incorporation of the oil into various foods and beverages with, among other things, acceptable flavor, odor and texture for the duration of the shelf life of the food and beverage products.  Furthermore, while DHA-enriched food and beverage products with acceptable flavor and stability have been developed, risks exist for other finished food and beverage products, including cereals, shelf-stable beverages and certain types of nutritional bars for which DHA supplementation has not yet been successfully established.  Even if we can successfully incorporate our ingredients into foods and beverages, manufacturers of these products will have to develop methods to demonstrate feasibility in their production and distribution processes, including the packaging, storage and handling of such products.  To facilitate this, our customers may require us to meet certain enhanced specifications and standards, our compliance with which cannot be assured. The timing and extent of our sales into the food and beverage market, therefore, are dependent not only on market demand, but also on customer formulation, production and distribution issues over which we have little or no control.

If our non-infant formula nutritional ingredients customers do not introduce products containing our nutritional ingredients on a broad scale into the marketplace and consumers do not purchase such products, our sales to these markets will be limited.

We are continuing to aggressively pursue further penetration of our DHA oils in the food and beverage, pregnancy and nursing, nutritional supplement and animal feed markets. To this end, we have signed license and supply agreements with several consumer products companies. Our success in penetrating this market, however, is dependent upon these customers introducing products that contain our nutritional ingredients into the marketplace and is further dependent upon the end consumer purchasing such products.  Although some of our customers have launched products containing our ingredients, we cannot control whether our existing customers or potential new customers will continue to do so in the future, nor can we control whether our current or future customers will follow through with their planned launches of products containing our ingredients. Furthermore, as a broad scale product launch by our customers is likely dependent on actual or perceived consumer demand, which is inherently uncertain, we cannot control whether our customers will broadly distribute such DHA-enriched products or offer them beyond niche products or line extensions.  To date, over 400 domestic and international companies have launched non-infant formula products that contain life’sDHA™.    Of the products launched, some have failed, but most remain on the market.  Despite this fact, industry averages, particularly food and beverage, would continue to suggest that many of these products will not ultimately be successful in the marketplace.   As such, the introduction of a product by our customers does not guarantee that the product will remain on the market.  If our non-infant formula customers do not introduce products containing our nutritional ingredients on a broad scale into the marketplace and end consumers do not purchase such products, our sales to the food and beverage, pregnancy and nursing, nutritional supplement and animal feed markets would be limited.

Because food and beverage pricing is very competitive, the premium that our nutritional ingredients adds to the cost of a food or beverage may never allow it to be priced at levels that will allow acceptance by consumers.

Food and beverage pricing is very competitive and the market is very sensitive to product price changes. Moreover, these consumer sensitivities are further heightened during periods of economic uncertainty and downturn. Because the inclusion of our ingredients may add to the retail cost of these products, there is the risk that our potential customers in this market may not be able to sell supplemented products at prices that will allow them to gain market acceptance while, at the same time, remaining profitable. This may lead to our customers delaying or suspending product launches, or, at a minimum, may lead to price pressure on us. If our food and beverage customers delay product launches or we have to reduce our prices, our sales and/or profitability relative to the food and beverage market may be adversely impacted.

Scientific Matters

Experts differ in their opinions on the importance of DHA and/or ARA in infant formula and the levels of DHA and/or ARA required to achieve health benefits for babies.  Some experts feel that they are not necessary ingredients for infant development.  If clinical trials do not continue to yield positive results, certain favorable regulatory guidelines are not enacted or current favorable regulatory guidelines are amended, our future nutritional ingredients revenues in the infant formula market may be limited.

Our continued success in the infant formula industry depends on sustained acceptance of our nutritional ingredients as necessary or beneficial ingredients in infant formulas. Notwithstanding existing clinical results that have demonstrated the beneficial effects of adding our nutritional ingredients to infant formula, some experts in the field of infant nutrition do not believe that our nutritional ingredients are necessary or that they provide any long-term beneficial effects. There have also been clinical studies where no beneficial effects have been found, possibly due to dose, duration or other factors. Experts generally recommend that mothers breastfeed rather than use infant formulas whether or not they contain our nutritional ingredients. Furthermore, breastfeeding advocacy groups challenge the benefits of infant formulas whether or not they contain our nutritional ingredients.  Some experts believe that infant formulas without our ingredients or with greatly reduced levels are sufficient as infants can convert precursor fats into DHA and ARA as needed. In addition, some physicians are unimpressed by studies showing that infant formulas supplemented with our ingredients improve infants’ cognitive ability at early ages, suggesting that these results may not carry over to improved results later in life. Due to these differences in opinion, if clinical studies do not continue to yield positive results, our future revenues in the infant formula market may be limited.

We are aware that in Asia as well as other international markets, certain infant formula manufacturers incorporate very low levels of DHA and/or ARA or, at times, no ARA in their supplemented infant formulas.  Furthermore, in most countries, there are significant disparities amongst infant formula manufacturers as to the levels of DHA and ARA in their respective products.  A failure by one or more regulatory authorities to enact guidelines for minimum levels of DHA and/or ARA for supplementation of infant formula products or the issuance of regulatory guidelines that establish targeted levels of DHA and/or ARA in infant formula that are lower than levels currently being used could result in lower potency formula products in specific affected countries, which could reduce the market opportunity for DHA and ARA ingredients. Any regulatory guidelines for infant formula that permit inclusion of DHA and ARA ingredients containing higher levels of EPA than covered in Martek’s patents could also reduce the market opportunity for Martek’s DHA and ARA ingredients in affected countries.  While the Codex Alimentarius Infant Formula Standard and the European Union and Australia/ New Zealand regulations all allow the optional addition of DHA and ARA in infant formula, there are no existing regulations in any country requiring the addition of DHA and ARA.

If clinical trials do not continue to yield positive results on the benefits of DHA on cognitive function, cardiovascular health or other health applications, our future nutritional ingredients revenues may be limited in the food and beverage and the dietary supplement markets.

Investigators at universities and at other research centers, such as NIH, have observed a relationship between low levels of DHA and a variety of health risks, including increased cardiovascular problems, Alzheimer’s disease and dementia and various other neurological and visual disorders. We are currently trying to establish what contribution, if any, supplementation with our ingredients will make in addressing a number of these problems. We believe that further clinical studies may be needed to validate the benefits of DHA supplementation in order to gain widespread entry into these markets.  If clinical trials do not continue to yield positive results on the benefits of DHA or if these benefits are not considered significant by our targeted consumers, our future revenues in these markets may be limited.

If clinical trials do not continue to yield positive results on the benefits of certain active ingredients included in our branded consumer health products, our revenues in this segment may be limited.

Certain of our branded consumer health products contain active ingredients which are the subject of continuing clinical studies. These active ingredients include LGG (active ingredient in Culturelle®) as well as black cohosh and soy isoflavones (active ingredients in Estroven®). Although clinical data is not required to market dietary supplements, we believe that further clinical studies may be needed to validate the benefits of these consumer health products. If clinical trials do not continue to yield positive results or if these benefits are not considered significant by our targeted consumers, our future branded consumer health products revenues may be limited.

If it is determined that large amounts of eicosapentaenoic acid (“EPA”) must accompany DHA in order to achieve optimal health benefits, we may never be able to gain large-scale entry of our nutritional ingredients into the food and beverage and dietary supplements markets.

The rationale for supplementing foods and beverages with DHA is to, in part, improve overall cardiovascular system and/or central nervous system development and health.  In September 2004, the FDA authorized a qualified health claim that may be utilized for food and beverage products containing both DHA and EPA relating to the reduction of risk of coronary heart disease.  No minimum amounts for either DHA or EPA were established as prerequisites for the claim.  Our DHA-S oil includes limited amounts of EPA and, therefore, products containing the DHA-S oil are eligible for use of the qualified health claim.  Studies have been completed in the past to investigate the independent effects of DHA and EPA on health and additional studies may be ongoing or conducted in the future.  If consensus of results from these studies establishes that relatively large amounts of EPA are required to be supplemented with DHA in order to achieve the optimal cardiovascular benefits, then the penetration of our nutritional ingredients into the food and beverage and dietary supplements markets may be limited.

Production and Supply

We maintain significant manufacturing capacity for our nutritional ingredients business and have incurred substantial costs in building it. If we are unable to increase our revenues from our nutritional ingredients produced at these facilities, we may continue to experience excess production capacity and we may be unable to recover these plant expansion costs, which could result in a write-down of certain production assets.

In connection with our efforts to alleviate supply constraints with our infant formula customers and to prepare for other applications of our products, we expanded our internal production capacity and incurred significant expansion costs in doing so.   As of October 31, 2010, the Company had $45.6 million of production assets that are currently idle.  In June 2010, we commenced plans to restructure our Winchester, Kentucky manufacturing facilities.  These plans included the completed transfer of certain manufacturing and distribution processes previously being performed in Winchester to our Kingstree, South Carolina site and the sale of a portion of our Winchester operations. This plant restructuring resulted in a non-cash asset impairment charge of $29.2 million in the fourth quarter of fiscal 2010.  Even following the completion of this restructuring, our ability to recover the costs of our production assets may depend on increased volumes and revenue from the products manufactured at our facilities.  There are no assurances that we will be able to achieve this goal. If it is estimated that we will not be able to ultimately recover the carrying amounts of the production assets, we would be required to record an asset impairment write-down. The effect of such write-down could be material.  In addition, when experiencing excess capacity, we may be unable to produce the required quantities of oil cost-effectively, which could have a material adverse effect on our product margins and overall profitability.

We have a single third-party supplier of our ARA for our nutritional ingredients business with whom we have a contractual relationship.  If this supplier of our ARA is unable to supply us with our required amounts of ARA, our results of operations may be adversely affected.

In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA, one of the Company’s nutritional ingredients that it sells to its infant formula customers. Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes.  If DSM fails to supply us with required amounts of ARA under our agreement, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply. In this regard, we would have to manufacture the ARA at our Kingstree plant, which may be more costly and would also reduce our DHA oil production capacity, or enter into other third-party manufacturer supply agreements, none of which may be achievable in a timely manner.  As such, an inability of DSM to supply us with our required amounts of ARA may have a material adverse effect on our results of operations.

We rely on third-party manufacturers and certain key raw material and energy suppliers for the production of our product portfolio.

In addition to DSM noted above, we rely on key third-party manufacturers to produce our products, particularly in the branded consumer health products segment. These third-party manufacturers and suppliers are not bound by fixed term commitments in our contracts with them, and they may discontinue production with little or no advance notice. Manufacturers also may experience problems with product quality or timeliness of product delivery. We rely on these manufacturers to comply with applicable current good manufacturing practice. The loss of a contract manufacturer may force us to shift production to different vendors and possibly cause manufacturing delays and disrupt our ability to fill customer orders.  Additionally, should any of these manufacturers fail to meet our standards, we may face regulatory sanctions, additional product liability claims or customer complaints, any of which could harm our reputation and our business. Disruption in supply by our third-party manufacturers could have a material adverse effect on the future sales and operations of the business.

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

As of October 31, 2010, we had total inventory on-hand of $94.0 million.  Such inventory equates to approximately 5 months of future sales.  In addition, the Restated Agreement with DSM establishes minimum ARA purchase quantities for calendar years 2010 and 2011. As of October 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $22.5 million and $87.1 million, respectively.  Furthermore, our ARA pricing from DSM from 2012 through 2014 is to an extent volume dependent.  If our customers’ demand declines, we may have excess inventory on-hand, we may be forced to purchase excessive amounts of ARA in periods through 2011, or we could experience an increase to ARA unit costs after 2011.  All such occurrences, through inventory write-downs or other, may have a material adverse effect on our results of operations and/or financial position.

Government Regulation

Our nutritional ingredients opportunity in the U.S. infant formula market , which represents approximately half of our total infant formula sales, may be limited by the renewal rate of supplemented formulas into the Women, Infants and Children program if the eligibility requirements for participating in the program are made more restrictive, if the amount of infant formula offered to participants is reduced, or if legislative changes result in the reduction or elimination of ingredients added to infant formula currently provided under the program.

We estimate that of the total current annual U.S. market opportunity for sales of supplemented infant formula, approximately half represents Women, Infants and Children (“WIC”)-funded sales.  WIC is a federal grant program that is state-administered for the benefit of low-income nutritionally at-risk women, infants and children.  Most WIC state agencies provide only one brand of term infant formula to its participants, depending on which company has the infant formula contract in a particular state.  Currently, WIC programs in 50 states and the District of Columbia offer term and certain specialty infant formula products supplemented with our nutritional ingredients. If supplemented formulas are removed from WIC programs that previously adopted them, eligibility requirements for participating in WIC become more restrictive and/or participation decreases, or if any of our customers fail to renew, in a timely fashion, their contract awards from WIC agencies for the adoption of a supplemented infant formula, then our future revenues from supplemented infant formula sales in the U.S. would be limited. Further, in December 2007, the USDA, the federal agency which governs WIC, issued an interim final rule which included a reduction in the amount of infant formula to be offered through WIC.  State WIC agencies had until October 2009 to implement this change and the interim rule comment period ended in February 2010.  The USDA is currently reviewing and analyzing comments and expects to promulgate a final rule in early 2011. If there is a permanent reduction in the amount of infant formula offered through WIC, then our future infant formula revenues could be materially adversely affected.  In addition, from time to time, certain advocacy groups may seek to influence legislators to enact legislation that would have the potential to impact the addition of certain ingredients, including DHA and ARA, to infant formula supplied under the WIC program. If such legislation were to be enacted, potential outcomes include, but are not limited to, the commissioning of studies to assess the cost benefit justification and/or efficacy rationale for the inclusion of DHA and ARA in infant formula sold under the program, eliminating these ingredients from infant formula sold under the WIC program, or maintaining the status quo for previously approved ingredients.  If certain of these possible outcomes were to occur, sales of our oils for use in WIC program infant formula and potentially outside of the WIC program would be adversely impacted.

If our nutritional ingredients are unable to be used in organic food and beverage products, the opportunity for sales of our nutritional ingredients into the food and beverage market will be limited to non-organic products.

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

Some of our customers have obtained organic certification from USDA-accredited certifying agents and have received authorization to use the USDA’s organic seal on certain products that contain our DHA and ARA-containing nutritional ingredients.  In some instances, such products have been further reviewed and the authorization to use Martek’s nutritional ingredients has been explicitly ratified by the USDA.  Certain advocacy groups, however, have challenged these authorizations and ratifications.  In April 2010, the USDA elected to revise its prior interpretations and ratifications of the specific recommendations and standards which allowed for the use of nutrients (including Martek’s DHA and ARA-containing nutritional ingredients) in organic products.  Under the USDA’s revised interpretation, it has asserted that the regulations do not permit the use of any nutrient (including DHA and ARA) in certified organic products unless the nutrient is considered either a vitamin or mineral, or the nutrient has been specifically reviewed and recommended for inclusion by the National Organic Standards Board (“NOSB”).   The USDA has indicated that it will issue draft guidance to formalize its revised interpretation later this year. Following a public comment period, it will likely take between three and six months for the USDA’s new guidance to be finalized.  Thereafter, we anticipate a period of transition for companies currently using previously approved nutrients (including DHA and ARA) to petition the NOSB to have the nutrients reviewed, recommended and listed as acceptable for use in certified organic products,  to make appropriate label changes, or to remove the nutrients from products previously certified organic.

Because the NOP regulations are subject to change and interpretation, there can be no guarantee that our nutritional ingredients will continue to be acceptable for use in organic products. Organic food sales accounted for approximately 3.7% of the total U.S. food sales in 2009; sales of Martek’s nutritional ingredients for use in organic food products were approximately $5 million during fiscal 2010.  However, we believe that interest from food manufacturers in producing and selling organic products is expanding, and we have emphasized sales in this market in our non-infant formula business.   If our nutritional ingredients are ineligible for inclusion in products that bear the USDA organic seal, our sales opportunity in the food and beverage market may be adversely impacted.

If we are unable to gain or maintain broad regulatory approvals for the incorporation of our nutritional ingredients into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.

To date, we have received limited approval in several countries for the incorporation of our DHA-S oil into foods and beverages.  Our DHA-S oil has received regulatory approval or is accepted for inclusion in foods and beverages, with certain country-specific limitations, in Argentina, Australia, Brazil, Canada, Chile, China, the European Community, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, the Philippines, Singapore, South Africa, Taiwan and the United States. With respect to approvals in Europe and Israel, the use of our DHA-S is authorized as an ingredient in certain foods such as certain dairy products, including cheese and yogurt, spreads and dressings, breakfast cereals, food supplements and dietary foods for special medical purposes. In July 2009, the Standing Committee of the European Commission and the 27 Member States approved the expanded use of our DHA-S algal oil in beverages, bakery products and nutrition bars and official EU approval was attained in October 2009. Similar expanded approval was obtained from the Israeli Ministry of Health in September 2010.  In parts of the world not mentioned above, laws and regulations with respect to the addition of our nutritional ingredients into foods and beverages are diverse and our ability to gain or maintain the necessary regulatory approvals is unclear.  If we are unable to gain or maintain broad approvals for the incorporation of our nutritional ingredients into foods and beverages worldwide, our future revenues in the food and beverage market may be limited.

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

If we or our customers fail to secure authorized health claims regarding our nutritional ingredients within the European Union, future revenues from sales within the European Union could be adversely affected.

In December 2006, the European Parliament and Council issued regulation EC No 1924/2006 on “nutrition and health claims made on foods”. Implementation of this regulation was scheduled for January 2010, although the review of claim applications under the regulation is still underway.  Until the implementation date, which now appears will be postponed, claims that have been in use in Member States prior to January 2006 may continue to be used.  After the implementation date, only claims listed in the regulation and those that have received European Union (“EU”) authorization shall be permitted on foods and dietary supplements within the EU.  Our failure, and that of our customers, to secure authorized claims for our DHA and ARA could adversely impact future market penetration of products containing our DHA and ARA in the EU.  In addition, market penetration could be limited for a period of 5 years if claim approvals are given proprietary status for a particular customer’s or competitor’s product.  As of October 2010, positive opinions on three health claim applications have been received from the European Food Safety Authority (“EFSA”) for DHA. However, as part of the process, Martek must additionally obtain full EU authorization of these opinions before the claims are official.

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

In connection with the manufacture of most of our products, we are required to adhere to applicable current good manufacturing practice (“cGMP”) regulations as required by the FDA and our contractual obligations. These cGMP regulations specify production and process controls, component and product testing standards, quality control and quality assurance requirements, and records and other documentation controls. As a manufacturer of DHA and ARA that are marketed as dietary supplements and used as ingredients in infant formulas and foods and beverages sold in the United States, we are subject to cGMP and various other requirements applicable to such products. There can be no assurance that we will be able to continue to manufacture our nutritional ingredients in accordance with relevant food and beverage, dietary supplement and infant formula requirements for commercial use. Ongoing compliance with cGMP and other applicable regulatory requirements is monitored through periodic inspections by state and federal agencies, including the FDA and comparable agencies in other countries. A determination that we are in violation of such cGMP and other regulations could lead to an interruption of our production output and the imposition of civil penalties, including fines, contractual damages, product recalls or product seizures, and, in the most egregious cases, criminal sanctions.

Our nutritional ingredients manufacturing process involves the handling of hazardous materials and emission of regulated pollutants.  If we fail to properly handle these hazardous materials and/or emissions, substantial costs and harm to our business could result.

In connection with our research and development and manufacturing activities, we utilize some hazardous materials and emit regulated pollutants. We are subject to federal, state and local laws and regulations governing the use, storage, handling, discharge, management and disposal of hazardous materials and the emission of regulated pollutants. The cost of compliance with these laws and regulations could be significant, and our ability to comply with certain emission requirements is somewhat dependent upon raw materials produced by others, over whom we have little or no control.  Moreover, we could be subject to loss of our permits, government fines or penalties and/or other adverse governmental or private party action if our hazardous materials or waste products are used, stored, handled, emitted or otherwise managed in violation of the law or any permit. In addition, we could be subject to liability if hazardous materials or waste are released into the environment. A substantial fine, penalty or judgment, the payment of significant environmental remediation costs or natural resource damages or property or personal injury damages, or the loss of a permit or other authorization to operate or engage in our ordinary course of business could result in material, unanticipated expenses and the possible inability to satisfy customer demand for our nutritional ingredients.

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

The Federal Trade Commission regulates certain aspects of the advertising and marketing of our products and the products of our customers that incorporate our nutritional ingredients. Under the Federal Trade Commission Act, a company must be able to substantiate both the express and implied claims that are conveyed by an advertisement. The food and supplements industries are under increasing scrutiny by regulators, attorneys general, consumer groups, the class action bar, and others for claims appearing on product labels, websites, advertisements, and other product promotions. These actions are based on consumer protection laws and typically allege that a company lacks data that can substantiate the claims made in advertising and marketing efforts. Actions against certain food, beverage and supplement companies are occurring, and product claims being made by certain food, beverage and supplement companies, some of which may relate to the benefits attributable to our products, are being examined more closely. In the future, we may be subject to regulatory actions and/or litigation relating to these claims, which could adversely affect our business.

Safety and Quality

Concerns with safety and quality could cause customers to avoid our products.

Recent adverse publicity about the safety of certain foods due to the actual or potential existence of certain compounds therein has heightened the sensitivities of many consumers. These safety and quality issues, whether real or perceived, may discourage customers from buying products containing or perceived to contain the compounds which give rise to such concerns. We could be adversely affected if our customers or the ultimate consumers of our products lose confidence in the safety and quality of our products. Any negative change in customer perceptions about the safety and quality of our products could adversely affect our business and financial condition.

Our business exposes us to potential product liability claims and recalls, which could adversely impact our financial condition and performance.

Our development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims, product recalls, product seizures and related adverse publicity. In addition, with respect to our nutritional ingredients business, as only a small amount of our nutritional ingredients resides in our customers’ end product, a recall of our nutritional ingredients could impact a much larger recall of our customers’ end products.  Recalls of our products, including recalls of customer products containing our nutritional ingredients, could result from such things as contamination, spoilage, product misbranding or product tampering, whether real or perceived.  Although we currently maintain product liability and recall insurance for all our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate.  Insurance coverage for such risks is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. If we are unable to obtain sufficient insurance at an acceptable cost, a product liability claim or recall could adversely impact our financial condition. Furthermore, if a product liability claim is made against us or if there is a product recall, whether fully covered by insurance or not, our future sales could be adversely impacted due to, among other things, negative publicity and the resulting inability to effectively market our products.

Mergers and Acquisitions

The transactions contemplated by our Merger Agreement with Koninklijke DSM N.V. (“Parent”) may be delayed or may not be consummated.

There are a number of risks and uncertainties relating to the proposed acquisition of the Company by Parent.  The risks and uncertainties include the possibility that the transaction may be delayed or may not be completed as a result of failure of the tender offer to meet the minimum conditions thereof, the failure to obtain or any delay in obtaining necessary regulatory clearances, or the failure to satisfy other closing conditions. Any delay in completing, or failure to complete, the acquisition could have a negative impact on the Company’s business, its stock price, and its relationships with customers or employees. In addition, under certain circumstances, if the transaction is terminated, the Company may be required to pay a $38 million termination fee to Parent. During the pendency of the transaction, we also run the risk of loss of key employees, disruption in normal business relationships, and substantial distraction of management attention.

We may fail to realize the anticipated strategic and sales synergies expected from the Amerifit acquisition, which could adversely affect our operating results and the market price of our common stock.

The success of the Amerifit acquisition will depend, in significant part, on our ability to successfully integrate Amerifit into our operations, and realize the anticipated benefits and synergies to be derived from the combination of the two businesses. We believe that Amerifit’s product portfolio and sales and marketing infrastructure will accelerate the execution of our corporate and product development strategy and provide opportunities to significantly improve the return on our product development investment. However, an inability by us to develop future products or to utilize the existing Amerifit sales and marketing infrastructure for the commercialization of such future products may cause actual operating, strategic and sales synergies to be lower than we expect or to take longer to achieve than anticipated, if achieved at all. In addition, if we are not able to adequately address the integration challenges above, we may be unable to realize the anticipated benefits of the transaction. If we are not able to achieve these objectives, the value of Martek’s common stock may be adversely affected.

The Amerifit acquisition may not be accretive and may cause dilution to our earnings per share, which may harm the market price of our common stock.

We currently anticipate that the acquisition of Amerifit will continue to be accretive to earnings per share beyond fiscal 2010. This expectation is based on estimates which may materially change. We could fail to realize all of the benefits of the transaction that underlie our financial model and expectations as to profitability. All of these factors could cause dilution to our earnings per share or decrease or frustrate the expected continued accretive effect of the transaction and cause a decrease in the price of our common stock.

We must be successful in the retention, motivation and recruitment of key executives and employees following the Amerifit acquisition.

We must continue to retain, motivate and recruit executives and other key employees to continue to realize the benefits of the Amerifit acquisition and to grow our business as a whole. Experienced employees are in high demand and competition for their talents can be intense. Employees of Martek and employees of Amerifit that are now part of the Martek corporate organization may experience uncertainty, real or perceived, about their future roles at Martek following the Amerifit acquisition. These potential distractions may adversely affect the ability to retain, motivate and recruit executives and other key employees and keep them focused on corporate strategies and objectives. The failure to attract, retain and motivate executives and other key employees following completion of the transaction could have a negative impact on our business.

Our branded consumer health products business within Amerifit has a material amount of value associated with customer relationships, goodwill and trademarks, which, if they become impaired would result in a reduction to our earnings.

For the acquisition of Amerifit, we paid total cash consideration of approximately $218 million. Under the acquisition method of accounting, the total purchase price was allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values at the February 12, 2010 acquisition date. The preliminary allocation of the purchase price resulted in value being assigned to customer relationships, goodwill and trademarks of $91.4 million, $98.8 million and $45.4 million, respectively. The total of such valuation exceeds cash consideration paid as a result of a negative tangible net worth upon acquisition.  We are amortizing the value of Amerifit’s customer relationships using an accelerated method over a period of 18 years. Both the goodwill and trademarks are intangibles with indefinite useful lives and will not be amortized. Current accounting standards require that intangible assets with indefinite lives be evaluated for impairment on an annual basis or more frequently if indicators of impairment are present.  Potential indicators of impairment may include declines in the profitability or estimated cash flows of the branded consumer health products business or potential changes in market valuations for similar assets.  If fair value is determined to be less than carrying value, then we may recognize an impairment charge. These charges may have a material impact on our operating results.

The Amerifit acquisition may expose us to significant unanticipated liabilities that could adversely affect our business and results of operations.

Our purchase of Amerifit may expose us to significant unanticipated liabilities. We may incur unforeseen liabilities relating to the operation of the newly-acquired business. The liabilities may include employment, retirement or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers or vendors, and claims by or amounts owed to suppliers. The incurrence of unforeseen or unanticipated liabilities, should they be significant and in excess of the $25 million, subject to annual reductions over the next three years, placed in an escrow to secure certain indemnification obligations of Amerifit’s previous equity holders, could have a material adverse effect on our business, results of operations and financial condition.

If we pursue and ultimately consummate additional business combinations, we may not realize all of the anticipated benefits of such mergers.

We have an ongoing process of evaluating potential merger and acquisition candidates that will support our future growth and expand our product offerings. To be successful after any consummated merger, we would need to combine and integrate the separate organizations and operations of the participating companies. The combination of two or more independent companies is a complex, costly, and time-consuming process. As a result, we would need to devote significant management attention and resources to integrating the diverse business practices and operations of the two companies. We may encounter difficulties that could harm the combined businesses, adversely affect our financial condition, and cause our stock price to decline. Furthermore, even if the operations of the organizations are integrated successfully, the combined company may not realize the expected benefits of the transaction, including the synergies, cost savings, or sales or growth opportunities.

Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of October 31, 2010 excluded the operations of Amerifit. If we are not able to integrate Amerifit’s operations into our internal control over financial reporting, our internal control over financial reporting will not be effective.

Section 404 of the Sarbanes-Oxley Act requires us to furnish a management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Complying with Section 404 is time consuming and costly. Prior to its acquisition by us, Amerifit was a private company and was not required to comply with Section 404. The integration of Amerifit’s operations into our internal control over financial reporting will require additional time and resources from our management and other personnel and may increase our compliance costs. Our management certification and auditor attestation regarding the effectiveness of our internal control over financial reporting as of October 31, 2010 excluded the operations of Amerifit.  The aggregated total assets and total operating revenues of Amerifit represent approximately 32% and 14%, respectively, of our consolidated financial statements as of and for the year ended October 31, 2010.

Failure to comply with Section 404, including a delay in or failure to successfully integrate Amerifit’s operations into our internal control over financial reporting, or the report by us of a material weakness may cause investors to lose confidence in our consolidated financial statements and the trading price of our common stock may decline. If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Treasury and Financial Markets

We may need additional capital in the future to continue our research and development efforts, to conduct product testing, including preclinical and clinical trials, and to market our products. We may also need additional capital to expand our production capacity if market demand for our products continues to grow.

As of October 31, 2010, we had approximately $63.7 million in cash and cash equivalents as well as $100 million of our revolving credit facility available to meet future capital requirements.   We may require additional capital to fund, among other things, our research and development, product testing, product acquisition and marketing activities. Our ability to meet future demand for our products may require even further expansion of our production capability for our nutritional ingredients, which would also require additional capital.  The timing and extent of our additional cash needs will primarily depend on: (a) the degree to which we can sustain and expand our DHA and ARA sales for inclusion in infant formula; (b) the timing and extent of introductions of new branded consumer health products; and (c) our ability to generate profits from the sales of our nutritional ingredients.

To continue to fund our growth, we may pursue various sources of funding, which may include debt financing, equity issuances, asset-based borrowing, lease financing, and collaborative arrangements with partners. In January 2010, we entered into a Credit Agreement, subsequently amended in March 2010 (the “Credit Agreement”), that included a $75 million term loan (the “Term Loan”) which has been repaid in full in fiscal 2010,  and a $100 million secured revolving credit facility (the “Revolver”). This debt financing arrangement requires us to comply with financial covenants, which we may not be able to meet if demand for our products was to significantly decline, if there was a significant change in our financial position or if our cash needs are greater than we currently anticipate. Additionally, funding from other sources may not be available, if needed, due to financial covenant compliance or credit facility expiration, or may not be available on terms that would be commercially acceptable or permit us to continue the planned commercialization of our products or expansion of our production capacity. Furthermore, future equity issuances may be dilutive to our existing shareholders. If we obtain funds through collaborative or strategic partners, these partners may require us to give them technology or product rights, including patent rights, that could ultimately diminish our value. If we cannot secure adequate funding, we may need to scale back our research, development, manufacturing, and commercialization programs, which may have a material adverse effect on our future business.

The market price of our common stock may experience a high level of volatility due to factors such as the volatility in the market for biotechnology stocks generally, and the short-term effect of a number of possible events.

We are a public biosciences company. As frequently occurs among these companies, the market price for our common stock may experience a high level of volatility. During the fifty-two week period ending October 31, 2010, our common stock traded between $25.03 and $17.09 per share. During the fifty-two week period ending October 31, 2009, our common stock traded between $31.60 and $15.36 per share. The following are examples of items that may significantly impact the market price for our common stock:

•                  developments affecting  the pending transactions under our Agreement and Plan of Merger with Koninklijke DSM N.V.;

•                  announcements of technical innovations, new commercial products and product launches by us or our competitors;

•                  announcements of use of or intention to use competitors’ DHA and/or ARA products by our customers;

•                  acquisitions by us or our competitors;

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

•                  changes in our estimates of financial performance or changes in recommendations by securities analysts; and

•                  general market conditions as a whole and, in particular, those for bioscience companies.

Because we may experience a high level of volatility in our common stock, you should not invest in our stock unless you are prepared to absorb a significant loss of your capital. At any given time, you may not be able to sell your shares at a price that you think is acceptable.

The market liquidity for our stock is relatively low. As of October 31, 2010, we had 33,501,248 shares of common stock outstanding. The average daily trading volume in our common stock during the fifty-two week period ending October 31, 2010 was approximately 300,000 shares. Although a more active trading market may develop in the future, the limited market liquidity for our stock may affect your ability to sell at a price that is satisfactory to you.

If significant shares eligible for future sales are sold, the result may depress our stock price by increasing the supply of our shares in the market at a time when demand may be limited.

As of October 31, 2010, we had 33,501,248 shares of common stock and approximately 800,000 unvested restricted stock units outstanding, as well as stock options outstanding to purchase an aggregate of approximately 2.1 million shares of common stock.  Of the stock options, substantially all were exercisable at December 21, 2010, and approximately 800,000 had exercise prices that were below the market price on this date.  The restricted stock units will vest and common stock will issue at various dates through 2015.  To the extent that these options for our common stock are exercised, restricted stock units vest or we issue additional shares to raise capital, the increase in the number of our outstanding shares of common stock may adversely affect the price for our common stock. This could hurt our ability to raise capital through the future sale of equity securities. If we require additional outside sources of capital to finance, among other things, our research and development, product testing and the manufacturing and marketing of our products, we may need to raise additional capital through the sale of equity securities.

Changes in foreign currency exchange rates or interest rates could reduce profitability.

In July 2009, we entered into the Restated Agreement with DSM.  As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in euros.  As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement,

we are exposed to risks related to changes in exchange rates between the U.S. dollar and the euro.    Fluctuations in the euro-U.S. dollar exchange rate can adversely impact our cost of ARA oil and our gross margins.  To reduce the risk of unpredictable changes in these costs, we may, from time to time, enter into forward foreign exchange contracts. However, due to the variability of timing and amount of payments under these contracts, the forward foreign exchange contracts may not mitigate the potential adverse impact on our financial results and, in fact, may themselves cause financial harm.  Furthermore, these contracts have inherent levels of counterparty risk over which we have no control.   We have entered into foreign currency forward contracts with outstanding notional values aggregating approximately 9.4 million euros at October 31, 2010. We estimate that a 5% change in the euro-U.S. dollar exchange rate would impact gross margins of our infant formula products by less than 0.5%.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Properties used in our nutritional ingredients segment

We lease an aggregate of approximately 86,000 square feet of laboratory, technical and administrative space in Columbia, Maryland. The lease for approximately 53,000 square feet expires in July 2020 and the remainder expires between April and July of 2015.  This facility acts as Martek’s corporate headquarters.

We also lease an aggregate of approximately 19,000 square feet of laboratory, technical and administrative space in Boulder, Colorado. The lease expires in May 2011.

At October 31, 2010, we owned a fermentation and oil processing facility in Winchester, Kentucky.  The facility was located on 30 acres with buildings occupying approximately 114,000 square feet holding multiple fermentation vessels totaling 1.2 million liters of capacity.  In November 2010, we sold a significant portion of this facility (see Note 19 to the consolidated financial statements for further discussion) and retained one building with 25,000 square feet located on one acre. In addition, during periods through December 31, 2013, we are leasing back from the buyer up to approximately 36,000 square feet of buildings at the Winchester, Kentucky site.

We also own a fermentation and oil processing facility in Kingstree, South Carolina where we produce our nutritional ingredients. The facility is located on more than 500 acres with buildings occupying approximately 419,000 square feet and holding multiple fermentation vessels totaling 2.7 million liters of capacity. The large majority of the fermentation capacity is intended for the production of DHA and ARA.

Properties used in our branded consumer health products segment

We lease approximately 16,000 square feet of warehouse and office facilities in Cromwell, Connecticut.  The lease expires in April 2012.

ITEM 3. LEGAL PROCEEDINGS.

Aventis S.A. and Nagase & Co. Ltd. are challenging our European patent covering our DHA-containing oils, which expires in February 2011.  At a hearing in October 2000, the Opposition Division of the European Patent Office (“EPO”) revoked our patent on the grounds that it was not novel. We immediately appealed this ruling, and in July 2002 we received a positive ruling from an Appeal Board of the EPO, setting aside the prior decision to revoke this patent. The patent was returned to the Opposition Division for a determination as to whether it has met the legal requirement of “inventive step”. A hearing in August 2005 resulted in a ruling by the Opposition Division that this requirement had been met and the validity of the patent was upheld. Aventis appealed the decision to the Appeal Board of the EPO.  Martek filed its answer to Aventis’ grounds for appeal in July 2006.  The appeal hearing was scheduled for March 2009.  Martek submitted new evidence that the appeal was inadmissible because Aventis was not the proper party.  Because the Appeal Board found that there were questions relating to the admissibility of Aventis’ appeal, it postponed the hearing and directed the parties to submit additional briefs on this issue.  An Appeal Board hearing was held in July 2010, and the Appeal Board requested further information from the parties. A further Appeal Board hearing has been scheduled for January 2011.  Martek’s patent will remain in full force and effect during the pendency of these proceedings.  Claim 1 of this patent is the basis of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below. In the event Martek were to lose this appeal, this DHA patent would be revoked, albeit only 17 days before the normal patent expiration. The revocation of this patent would result in the dismissal of the patent infringement suit against Nutrinova and Lonza in Germany and against Lonza in France, discussed below. Currently, annual sales of Martek’s DHA for use in infant formula in Europe to companies other than those with whom Martek has an exclusive supply agreement are less than $1.5 million.   An adverse decision or the expiration of this patent would not impact Martek’s ARA patent position in Europe. Moreover, the outcome of this appeal or the expiration of this patent will not affect the patent infringement lawsuit against Lonza in the U.S., as the U.S. lawsuit is based on a different family of patents.

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

In October 2007, the EPO granted a patent to Martek for fermentation processes for producing microbial lipids (e.g., DHA oil) under low dissolved oxygen conditions.  Lonza AG filed an opposition against this process patent in July 2008, and Martek filed a written response in April 2009.  A hearing before the Opposition Division of the EPO in Munich, Germany was held in April 2010. We received a favorable ruling in that all the claims were upheld with only minor amendments to some of the claims. Lonza and Martek have appealed. This patent is scheduled to expire in January 2021.

In December 2009, the EPO granted a patent (EP1714561) to Martek for fermentation processes for producing microbial lipids (e.g., DHA oil) using non-chloride sodium salts under low chloride conditions.  This patent is scheduled to expire on October 12, 2013.  Lonza filed an opposition against this process patent in August 2010.

In December 2009, the EPO granted another patent (EP1707061) to Martek for fermentation processes for producing microbial lipids (e.g., DHA oil) using sodium sulfate under low chloride conditions.  This patent is scheduled to expire on October 12, 2013.  Lonza filed an opposition against this process patent in September 2010.

In September 2003, we filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Inc., Nutrinova Nutrition Specialties & Food Ingredients GmbH, Celanese Ventures GmbH, and Celanese AG. Celanese Ventures GmbH and Celanese AG were dropped from the lawsuit.  Lonza Ltd. was added to the lawsuit.  In October 2006, after an almost two week trial in Wilmington, Delaware, the jury returned a favorable verdict to Martek, deciding that all three of the asserted Martek DHA patents were valid and infringed, and that one was willfully infringed.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid.  The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals for the Federal Circuit in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings. U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied.  The trial for US Patent No. 5,698,244 likely will not occur before 2011. Martek has requested a stay of the litigation until the 5,698,244 reexamination is concluded, and Lonza has requested dismissal, with the possibility of reinstatement of the suit after reexamination.

In November 2009, Lonza filed with the U.S. Patent and Trademark Office a Request for Reexamination (“Request”) of U.S. Patent No. 5,698,244. This patent, which contains claims directed to raising animals, including humans, by feeding them omega-3 highly unsaturated fatty acids from

Thraustochytriales, could impact competitors in the food and beverage, dietary supplement and infant formula markets.  After multiple resubmissions, the Office granted this Request in March 2010. An adverse first Office Action issued in August 2010.  We responded to the Office Action and will continue to defend this patent.  The patent will remain in full force and effect during the reexamination process.

Also, in February 2010, Lonza filed a Request seeking reexamination of Martek’s U.S. Patent No. 6,410,281, which contains claims directed to controlling corrosion in a fermentor by providing a non-chloride sodium salt, rather than sodium chloride, as the primary source of sodium.  This is the only unexpired patent of the three patents that Lonza was found to have infringed in the U.S., as discussed above. The U.S. Patent and Trademark Office granted this Request in March 2010.  An adverse first Office Action issued in August 2010.  We responded to the Office Action and will continue to defend this patent.  The patent will remain in full force and effect during the reexamination process.

In August 2010, Lonza filed a Request seeking reexamination of Martek’s U.S. Patent No. 7,381,558, which contains claims directed to fermentation using a non-chloride sodium salt and low chloride levels.  The U.S. Patent and Trademark Office granted this Request in September 2010.

We also filed a patent infringement suit involving Nutrinova Nutrition Specialties & Food Ingredients GmbH and Celanese Ventures GmbH in Germany in January 2004.  Lonza Ltd. and a customer of Nutrinova have also been added to this lawsuit.  The complaint alleges infringement of our European patent relating to DHA-containing oils.  A hearing was held in a district court in Dusseldorf in September 2007 and the court issued its decision in October 2007, ruling that Martek’s patent was infringed by the defendants.  The defendants have appealed, and an appeal hearing was scheduled for February 2009. Martek and the defendants requested that the appeal hearing be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils. This EPO Appeal Board hearing scheduled for March 2009 was continued until July 2010.  No decision was reached at this hearing and the proceedings have again been continued until January 2011, as discussed above.  In December 2008, Martek requested that the court expand the appeal to include Lonza’s production of DHA in Germany, based on evidence discovered in October 2008.

We filed a patent infringement suit involving Lonza Ltd AG and Capsugel France in France in November 2008.  The complaint alleges infringement of our European patent relating to DHA-containing oils. Lonza’s request that the trial be delayed until the Appeal Board of the EPO decides whether to uphold Martek’s European patent covering our DHA-containing oils has been granted.  This EPO Appeal Board hearing has been continued until January 2011, as discussed above.  We agreed to dismiss our claims against Capsugel France in November 2009 based on Capsugel and its affiliates agreeing to purchase all of their microbial DHA exclusively from Martek for the life of the patent in question.

Martek is opposing two of Suntory’s low sterol ARA oil patents in Europe and one in Australia.  The patents are generally directed to processes for producing microbial ARA oil having a low ratio of certain sterols, the resulting oil and its use in infant formula.  Martek believes that the patents are invalid for a number of reasons, including prior art that anticipates the claims relevant to Martek.  An Opposition Division hearing on the first European patent was held in April 2008, and the Opposition Division revoked the Suntory patent.  A hearing on the other European patent took place in December 2009, resulting in the revocation of the Suntory patent.  Suntory has appealed both European decisions, during which time the patents will remain in full force and effect.  A hearing on the Australian patent is expected in 2011.

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

With respect to the ARA patent, which is scheduled to expire in August 2014, the Reexamination Certificate issued in May 2010.  The ARA patent emerged from this Reexamination with narrower claims, as the broader product claims were cancelled.  Specifically, the reexamined patent contains narrower product claims and process claims that, among other things, provide patent protection for a production process that we believe: i) results in higher quality oil and higher ARA potency and ii) is cost efficient compared to other processes for producing ARA. When combined with our in-licensed patents from our ARA production partner DSM, we believe that it will be technologically difficult and less cost efficient for competitors to design around these claims.  Nonetheless, it is uncertain how much protection they will provide.

In February 2010, an anonymous party filed a new Request seeking reexamination of certain claims of Martek’s ARA patent, discussed above.  Specifically, reexamination of certain pH profiling and method of use claims that were not reexamined during the initial Reexamination and reexamination of other claims which have now been cancelled was requested. The U.S. Patent and Trademark Office granted this Request in May 2010 and issued an unfavorable Office Action in August 2010.  We filed a Response in November 2010.

Reexamination Certificates have issued in the Reexaminations filed in 2008 regarding the two blended oils patents and two DHA patents that have not expired.  The blended oils patents are directed to DHA/ARA oil blends useful in infant formula and expire in December 2011. The two unexpired DHA patents are directed to biomass and processes useful in the production of DHA oil used in food, beverages and nutritional supplements.  Second Reexamination Requests were filed in July 2010 against these two DHA patents and these Requests have been granted.

The Reexaminations filed in 2008 are continuing for the two other unexpired DHA patents, which are directed to DHA phospholipids in particulate form and which do not cover commercially material products or processes.   We received second office action rejections for these DHA phospholipid patents in April and June 2010, respectively, and currently are in the appeal process.  If we receive a negative outcome, we will have an opportunity to further appeal to the federal courts.  These patents will remain in full force and effect during the appeal process. However, if the appeals are not successful or are not pursued, some or all of the claims of these patents could be revoked.

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

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on The NASDAQ Global Select Market under the symbol MATK. As of December 21, 2010, there were approximately 247 holders of record of the Company’s common stock. The price of the Company’s common stock was $31.67 on December 21, 2010 (see Item 1. “Business” – “Agreement and Plan of Merger”). No cash dividends have been paid on the common stock and the Company does not anticipate paying any cash dividend in the foreseeable future.  Dividend payments are restricted under the Company’s Amended and Restated Credit Agreement dated March 19, 2010.  The following table sets forth, for the calendar periods indicated, the range of high and low sales prices for the Company’s common stock as reported by NASDAQ:

Sales Price Range of Common Stock

Fiscal 2009	High	Low

November 1, 2008 - January 31, 2009	$31.60	$24.80
February 1, 2009 - April 30, 2009	$26.79	$15.36
May 1, 2009 - July 31, 2009	$24.14	$17.54
August 1, 2009 - October 31, 2009	$25.43	$17.95

Fiscal 2010	High	Low

November 1, 2009 - January 31, 2010	$22.31	$17.09
February 1, 2010 - April 30, 2010	$23.92	$19.60
May 1, 2010 - July 31, 2010	$25.03	$17.95
August 1, 2010 - October 31, 2010	$24.05	$19.34

No repurchases of common stock took place during fiscal 2010.

Performance Graph

The following graph sets forth the Company’s total cumulative stockholder return as compared to the NASDAQ Stock Market Composite Index and the NASDAQ Biotechnology Index, for the period beginning October 31, 2005 and ending October 31, 2010. Total stockholder return assumes $100 invested at the beginning of the period in the common stock of the Company, the stocks represented in the NASDAQ Composite Index and the NASDAQ Biotechnology Index, respectively. Total return assumes reinvestment of dividends; the Company has paid no dividends on its common stock. Historical price performance should not be relied upon as indicative of future stock performance.

*$100 invested on 10/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending October 31.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to the Company’s consolidated statements of income for each of the years in the three-year period ended October 31, 2010 and with respect to the consolidated balance sheets as of October 31, 2010 and 2009 are derived from the audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for each of the years in the two-year period ended October 31, 2007 and the balance sheet data at October 31, 2008, 2007 and 2006 are derived from audited financial statements not included in this Form 10-K.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes contained in this Form 10-K.

	Year ended October 31,
In thousands, except per share data	2010	2009	2008	2007	2006

Consolidated Statements of Operations Data

Revenues:
Product sales	$434,752	$329,135	$336,609	$292,549	$255,838
Contract manufacturing and collaborations	15,271	16,062	15,753	14,264	14,816

Total revenues	450,023	345,197	352,362	306,813	270,654

Cost of revenues:
Cost of product sales	220,362	182,385	192,848	179,367	158,600
Cost of contract manufacturing and collaborations	12,908	14,252	14,000	13,952	14,676

Total cost of revenues	233,270	196,637	206,848	193,319	173,276

Gross margin	216,753	148,560	145,514	113,494	97,378

Operating expenses:
Research and development	33,557	27,448	26,223	24,853	24,044
Selling, general and administrative	71,155	48,083	51,446	42,101	38,741
Advertising and promotion	14,300	1,944	2,735	2,754	856
Amortization of intangible assets	10,505	6,389	7,422	6,558	2,796
Acquisition costs	3,583	—	—	—	—
Restructuring charge	31,348	—	—	853	4,729
Other operating expenses	1,459	1,080	1,504	1,614	1,158

Total operating expenses	165,907	84,944	89,330	78,733	72,324

Income from operations	50,846	63,616	56,184	34,761	25,054

Interest and other income (expense), net	(3,555)	428	1,137	(1,089)	(1,528)

Income before income tax provision	47,291	64,044	57,321	33,672	23,526
Income tax provision	19,391	23,454	19,654	1,659	8,588

Net income	$27,900	$40,590	$37,667	$32,013	$14,938

Net income per share, basic	$0.84	$1.22	$1.14	$0.99	$0.47
Net income per share, diluted	$0.83	$1.22	$1.13	$0.98	$0.46

Weighted average common shares outstanding, basic	33,404	33,207	32,951	32,336	32,113
Weighted average common shares outstanding, diluted	33,575	33,363	33,284	32,593	32,343

	October 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheets and Other Data
Cash, cash equivalents, short-term investments and marketable securities	$63,746	$148,364	$102,495	$21,648	$26,828
Working capital	189,127	303,634	224,831	149,345	128,488
Total assets	798,752	689,817	645,981	596,695	597,973
Notes payable and other long-term obligations	6,036	400	793	9,310	46,277
Long-term portion of deferred revenue	7,883	8,426	9,263	9,517	9,335
Retained earnings (accumulated deficit)	103,872	75,972	35,382	(2,285)	(34,298)
Total stockholders’ equity	670,983	636,144	588,583	531,727	492,575
Cash dividends declared — common stock	—	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations, including, among other things, statements concerning the following:

•                  expectations regarding future revenue, revenue growth, gross margin, operating cash flow and profitability of Martek;

•                  expectations regarding our pending Agreement and Plan of Merger with Koninklijke DSM N.V. and the transactions contemplated by it;

•                  expectations regarding product introductions and growth in nutritional product sales and branded consumer health products;

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

•                  expectations regarding our ability to enter into new or extend existing sole-source infant formula supply agreements;

•                  expectations regarding sales of our branded consumer health products to retail and other customers;

•                  expectations regarding marketing of our nutritional ingredients by our infant formula customers;

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

•                  expectations regarding future selling, general and administrative, advertising and promotion, and research and development costs;

•                  expectations regarding future capital expenditures;

•                  expectations regarding future interest expense on borrowings;

•                  expectations regarding future charges associated with the Winchester restructuring;

•                  expectations regarding levels of consumption through governmental programs of infant formula products containing our nutritional ingredients; and

•                  expectations regarding our ability to maintain and protect our intellectual property.

Forward-looking statements include those statements containing words such as the following:

•                  “will,”

•                  “should,”

•                  “could,”

•                  “anticipate,”

•                  “believe,”

•                  “plan,”

•                  “estimate,”

•                  “expect,”

•                  “intend,” and other similar expressions.

All of these forward-looking statements involve risks and uncertainties. They and other forward-looking statements in this Form 10-K are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss some of the risks that could cause such differences in Part I, Item 1A. “Risk Factors” in this report on Form 10-K and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date.

AGREEMENT AND PLAN OF MERGER

On December 20, 2010, Martek entered into an agreement and plan of merger (the “Merger Agreement”) with Koninklijke DSM N.V. (“Parent”) and Greenback Acquisition Corporation, an indirect wholly-owned subsidiary of Parent (“Purchaser”). Pursuant and subject to the terms of the Merger Agreement, Purchaser will commence, no earlier than January 10, 2011 and no later than January 25, 2010, a tender offer (the “Offer”) to acquire all of the outstanding shares of Martek’s common stock (the “Shares”) for a purchase price of $31.50 per share in cash (the “Offer Price”).  In addition, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger

Agreement, Purchaser will merge with and into Martek (the “Merger”), and Martek will become an indirect wholly-owned subsidiary of Parent. In the Merger, the Shares remaining outstanding following the consummation of the Offer, other than Shares held by Parent or its subsidiaries or by stockholders who have validly exercised their dissenters’ rights under the Delaware General Corporation Law, will be converted into the right to receive the Offer Price.

The obligation of Purchaser to accept for payment and pay for the Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among others, the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a Material Adverse Effect on Martek, as defined in the Merger Agreement, and the Merger Agreement not being terminated in accordance with its terms. It is also a condition to Purchaser’s obligation to accept for payment and pay for the Shares tendered in the Offer that more than 50% of the outstanding shares of Martek common stock on a fully-diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn. There is no financing condition to the Offer.  The closing of the Merger is subject to the satisfaction of customary closing conditions, and, depending on the number of Shares held by Parent, Purchaser and their affiliates after Purchaser’s acceptance of the Shares properly tendered in connection with the Offer, approval of the Merger by holders of the outstanding Shares.

Upon the closing of the Merger, all outstanding restricted stock units will vest in full and the shares delivered upon vesting will be converted into the right to receive the merger consideration, which is the Offer Price. On that date, all unvested stock options will also become fully vested. Stock options with an exercise price less than the Offer Price will terminate and the holders will receive, subject to applicable withholding for taxes, the difference between the exercise price of the stock option and the Offer Price.  All other stock options will terminate without any payment.

GENERAL

Martek is a microbial biotechnology platform company that harnesses the distinctive characteristics and properties of microbes to produce unique and valuable products. Martek’s library of single cell alga and other microorganisms capable of producing compounds of interest coupled with our scale-up and production expertise and proven commercialization infrastructure have enabled Martek to become a leader in the innovation, development, production and sale of high-value products that promote health and wellness through nutrition.

Our technology platform consists of our core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing.  This technology platform has resulted in our development of a number of products, including our flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid), an omega-3 fatty acid important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds. We also produce life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.  Our DHA and ARA are collectively referred to as “nutritional ingredients”.

On February 12, 2010, we acquired Amerifit.  Through Amerifit, Martek develops, markets and distributes branded consumer health and wellness products and holds leading brand positions in all of its key product categories. These brands are sold in most major mass, club, drug, grocery and specialty stores and include: Culturelle®, a leading probiotic supplement; AZO, the leading over-the-counter brand addressing symptom relief and detection of urinary tract infections (“UTI”); and Estroven®, the leading all-natural nutritional supplement brand addressing the symptoms of menopause.  The products sold through Amerifit are collectively referred to as “branded consumer health products”. Martek currently has a number of nutritional health and wellness products under development that it plans to commercialize and distribute through Amerifit.

We operate in two material business segments, the development and commercialization of high-value nutritional ingredients from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.  Martek’s technology platform also enables the development of products and technologies that are renewable and sustainable and therefore has made Martek a sought-after partner on a range of groundbreaking projects currently in process, including the development of microbially-derived biofuels and the development of DHA-containing oilseeds.  Until October 31, 2010, our business also included contract manufacturing services.

Nutritional Ingredients

In our nutritional ingredients segment, we sell nutritional ingredients as life’sDHA™, DHASCO®, Neuromins®, ARASCO® and life’sARA™. We derive DHA from microalgae and ARA from fungi, using proprietary processes.  Cell membranes throughout the body contain these fatty acids, and they are particularly concentrated in the brain, central nervous system, retina and heart.  Research has shown that DHA and ARA may enhance mental and visual development in infants.  In addition, research has shown that DHA may play a pivotal role in brain function throughout life and may reduce the risk of cardiovascular disease. Low levels of DHA in adults have been linked to a variety of health risks, including Alzheimer’s disease, dementia, cardiovascular problems and various other neurological and visual disorders. Further research is underway to assess the role of supplementation with our DHA on mitigating a variety of health risks.

In total, we are supplying over 40 infant formula customers with our nutritional ingredients. These companies, which include market leaders Mead Johnson Nutritionals, Abbott Nutrition Pfizer, Danone and Nestle, collectively represent approximately 75% of the estimated $15 billion worldwide retail market for infant formula and nearly 100% of the estimated $4.5 billion U.S. retail market for infant formula, including the retail value of Women, Infants and Children program (“WIC”) rebates. WIC is a federal grant program administered by the states for the benefit of low-income, nutritionally at-risk women, infants and children.  Our customers are now selling infant formula products containing our nutritional ingredients collectively in over 80 countries.  Supplemented infant formulas from Mead Johnson Nutritionals, Abbott Nutrition, Perrigo Company (formerly PBM Products), Nestle, Hain Celestial and Nutricia North America are currently being sold in the United States.

We are also currently marketing and selling our life’sDHA™ for food and beverage, dietary supplement and animal feed applications to both U.S. and international companies. To date, over 400 domestic and international companies have launched non-infant formula products that contain life’sDHA™, most of which remain on the market and are believed to be meeting customer expectations. These companies include major U.S.-based entities such as Dean Foods, Coca-Cola/Minute Maid and Sara Lee as well as major international companies such as COFCO (China), Parmalat Australia, Mengniu Dairy (China), Ragasa (Mexico), GlaxoSmithKline (India) and Ernest Jackson (UK).  Some of our customers are currently selling products containing life’sDHA™ targeted to pregnant and nursing women, including Mead Johnson Nutritionals,  Walmart, CVS/pharmacy, Walgreens, Everett Laboratories and Mission Pharmacal.  Generally, these products are also co-branded with the life’sDHA™ logo on related packaging and marketing materials.

Branded Consumer Health Products

In our branded consumer health products segment, we sell the Culturelle®, AZO, and Estroven® lines of products.  Culturelle® is a probiotic (“good” bacteria) supplement which promotes good digestion, assists in maintaining regularity and supports the immune system. The AZO line includes over-the-counter products used for the diagnosis of UTI as well as the treatment of pain and discomfort associated with UTI plus yeast infection and vaginal relief products. Estroven® products are vitamin, mineral and herbal supplements made with all-natural ingredients to provide relief from menopause symptoms such as hot flashes and night sweats. These branded consumer health products are sold through most major mass, club, drug, food and specialty stores in the United States.

There are currently a number of nutritional health and wellness products under development that we plan to brand and distribute through Amerifit’s marketing and distribution platform.

General

Although we anticipate future growth in annual sales, we are likely to continue to experience quarter-to-quarter and year-to-year fluctuations in our future operating results, some of which may be significant. The timing and extent of future revenues are largely dependent upon the following factors:

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

•                  the continued regulatory acceptance of DHA and ARA in international markets;

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

•                  our ability to protect against competitive nutritional ingredients through our patents;

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

PRODUCTION

Nutritional Ingredients

We manufacture nutritional ingredients rich in DHA both for infant formula uses and uses outside of infant formula at our Kingstree, South Carolina production plant and to a limited degree at our Winchester, Kentucky production facility.  The nutritional ingredients that we produce are certified Kosher by the Orthodox Union and are certified Halal by the Islamic Food and Nutrition Council of America. Both manufacturing facilities have received favorable ratings by the American Institute of Baking, an independent auditor of food manufacturing facilities, and have achieved compliance with the ISO 14001 Environmental Management System (“EMS”) International Standard, the most recognized EMS standard in the world.

In September 2010, we completed a restructuring of our Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. Through this restructuring, we reduced our workforce and transferred the manufacturing and distribution processes previously being performed in Winchester to our Kingstree, South Carolina site.  As part of the restructuring, in November 2010, we sold a significant portion of our Winchester facility to Alltech, Inc. (“Alltech”) for a total of approximately $14 million to be paid over the next four years. The assets sold included a majority of the land and buildings and certain equipment therein, including all production-scale fermentation and recovery equipment.  The transaction did not include the sale of, license of, or granting of any rights to any of Martek’s strains, patents or any other technologies, nor did it permit the use of the Winchester assets to produce omega-3 and/or omega-6 polyunsaturated fatty acids for human use for a period of 10 years.  Remaining in Winchester after the restructuring are activities focused primarily on lab and pilot scale development, limited production, and supply chain management.  Martek has also maintained the necessary production redundancies through continuing access to certain key processes at the Winchester facility and/or arrangements with contract manufacturers.

Over 90% of our ARA oils are purchased from DSM Food Specialties B.V. (“DSM”). Because DSM is a third-party manufacturer, we have only limited control over the timing and level of its production volumes. The balance of our ARA requirements is produced at our Kingstree facility.  In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023, amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. Subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement.  The Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011. As of October 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $22.5 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by us in the normal course of business.

We have attempted to reduce the risk inherent in having a single supplier through certain elements of our supply agreement with DSM.  In connection with this agreement, we have the ability to produce, either directly or through an approved third party, an unlimited amount of ARA. The sale of such self-produced ARA is limited annually, however, to the greater of (i) 100 tons of ARA oil or (ii) any amounts ordered by us that DSM is unable to fulfill.  Although we currently produce ARA ourselves, our existing manufacturing capacity would not permit us to produce ARA quantities sufficient to meet current demand without impacting our production of DHA.  To further improve our overall ARA supply chain, we have access to a U.S.-based provider of certain post-fermentation ARA manufacturing services.  Along with our ARA downstream processing capabilities at Kingstree and those retained in Winchester, this third-party facility provides us with multiple U.S. sites for the full downstream processing of ARA.

Under the terms of several of our agreements with infant formula customers, those customers may elect to manufacture these nutritional ingredients themselves. While our customers are not required to disclose to us that they have begun the process, we are currently unaware of any of our customers producing our nutritional ingredients or preparing to produce our nutritional ingredients, and estimate that it would take a customer a minimum of one year to implement a process for making our nutritional ingredients.

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

The commercial success of our nutritional ingredients will depend, in part, on our ability to manufacture these nutritional ingredients or have them manufactured at large scale on a routine basis and at a commercially acceptable cost.  Our success will also be somewhat dependent on our ability to align our production with customer demand, which is inherently uncertain.  There can also be no assurance that we will be able to continue to comply with applicable regulatory requirements, including the Food and Drug Administration’s current good manufacturing practice (“cGMP”) requirements. Under the terms of several of our agreements with infant formula customers, those customers may elect to manufacture these nutritional ingredients themselves.

Branded Consumer Health Products

We currently outsource the production and packaging of all of our current branded consumer health products to third party manufacturers with oversight by our internal managers. We expect to continue to rely on third parties for these manufacturing requirements. Where possible, we have qualified more than one source for the manufacturing and packaging of our products to manage the risk of supply disruptions. In such circumstances, if one of our manufacturers or packagers were unable to supply our needs, we believe we would have a qualified alternative source available for those products.  For those products whose supply is currently sole-sourced we are actively seeking to qualify an alternative supplier.

When economically advantageous, we directly procure key raw materials used by our manufacturers that are contracted to produce our branded consumer health products. With the exception of a key raw material for the production of Culturelle®, we have identified multiple sources for the supply of all of our key raw materials for our branded consumer health and wellness products.

General

The commercial success of our nutritional ingredients and branded consumer health products will depend, in part, on our ability, or the ability of our contract manufacturers, to produce our products at large scale on a routine basis and at a commercially acceptable cost.  Our success will also be somewhat dependent on our ability to align our production or the production of our contract manufacturers with customer demand, which is inherently uncertain.  There can also be no assurance that we or our contract manufacturers will be able to continue to comply with applicable regulatory requirements, including the Food and Drug Administration’s cGMP requirements.

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

Valuation of Long-lived Assets We review our long-lived assets, including fixed assets and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To this end, in the fourth quarter of fiscal 2010 due to the transfer of certain production processes between plants as well as a purchase offer for less than carrying value of the related assets, we performed an impairment test on the long-lived assets of our nutritional ingredients business, which ultimately resulted in an asset impairment charge of approximately $29 million.  The asset impairment charge was determined using an income approach as well as an evaluation of other market transactions, most notably the asset purchase offer received from Alltech.

After the effects of such impairment charge, as of October 31, 2010, our long-lived assets had a total net book value of $398.2 million. Included in these long-lived assets is approximately $45.6 million of production equipment whose use is not currently required based on present customer demand.  Asset impairment assessments require judgment in the determination of asset groups to which such future cash flows are compared.  Management determined its asset groups based on the lowest level of identified cash flows.  The asset groups identified were those assets sold to Alltech, those assets to be abandoned and the remaining assets, including intellectual property (patents and other acquired intangible assets),  used to support the nutritional ingredients business.  Undiscounted cash flow analyses are used to assess the recoverability of long-lived assets. The estimates of future cash flows involve management judgment and are based on many assumptions for each target market. Such assumptions include market size, penetration levels and future product margins.  The establishment of fair value to be used in determining the need and extent of an asset impairment charge involves the evaluation of relevant market transactions that would utilize the asset group in its highest and best use fashion, appropriate discount factors that reflect the uncertainty of cash flows and credit risk.  While management believes that its projections, judgments with respect to asset groups and fair value determinations are reasonable, different assumptions and judgments could result in changes to the fiscal 2010 asset impairment charge or cause material impairment charges against the remaining carrying value of our long-lived assets as of October 31, 2010.

Identified Intangible Assets In conjunction with the recent acquisition of Amerifit, we have recorded customer relationship and trademark intangible assets as part of our recognition and measurement of assets acquired and liabilities assumed. Identifiable intangible assets, such as those, are measured at their respective fair values as of the acquisition date. Discounted cash flow or cost savings models have been used in valuing these intangible assets, and these models require the use of significant estimates and assumptions in such areas as growth rates, profitability and the discount rate applied to the cash flows or cost savings.  While we believe the fair values assigned to our acquired intangible assets are based on reasonable estimates and assumptions given the available facts and circumstances as of the acquisition dates, unanticipated market events may occur which could affect the accuracy or validity of the estimates and assumptions.

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

The non-amortizing trademarks are tested annually for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. In assessing the recoverability of the trademarks, we make assumptions about our estimated future cash flows and other factors to determine the fair value of these assets.  While management believes that its future cash flows are reasonable and that no impairment of these assets exists, different assumptions could affect these evaluations and result in material impairment charges against the carrying value of these assets.

Valuation of Goodwill  Goodwill is tested for impairment annually or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount.  Events or circumstances that may require an interim impairment assessment include experiencing disruptions to business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization. The potential impairment of goodwill is determined by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Our reporting units are determined by the components of our operating segments that constitute a business for which (1) discrete financial information is available and (2) segment management regularly reviews the operating results of that component. As of October 31, 2010, management has concluded that its operating segments are consistent with its reporting units. Judgment with respect to the aggregation of component businesses (i.e. — infant formula and non-infant formula for the nutritional ingredients reporting unit and the individual consumer brands for the branded consumer health products segment) was required in reaching this conclusion.

We determine the fair value of our reporting units based on the income approach. Under the income approach, we calculate the fair value of our reporting units based on the present value of estimated future cash flows. This requires management to apply judgment in evaluating the impact of macroeconomic changes and making assumptions regarding, among other things, future income, working capital, discount and tax rates.  Finally, we reconcile our aggregate fair value of reporting units to our market capitalization with a reasonable control premium. The control premium is based upon recent transactions of similar size and industry.

Our impairment testing for goodwill performed in fiscal 2010 indicated that all reporting unit fair values exceeded their respective carrying values. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill could result in significantly different estimates of the fair values, particularly changes to assumptions with respect to the future production costs of our nutritional ingredients and the future penetration of our nutritional ingredients and branded consumer health products into various geographic and application-specific markets. A reduction in the estimated fair values could result in impairment charges that could materially affect the financial statements in the year of such charge.

Revenue Recognition We derive revenue principally from three sources: product sales (nutritional ingredients and branded consumer health products), contract manufacturing and collaborations. We recognize product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is reasonably assured, the product is shipped and title and risk of loss are transferred.  All product sales are recorded net of allowances for returns and other discounts and with respect to branded consumer health product sales, also net of trade promotions and coupons.

When evaluating the adequacy of sales returns reserves, we analyze historical returns, product shelf-life, current sell-through of distributor and retailer inventory, anticipated changes in customer demand and other related factors. Actual returns may exceed our estimates. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, if our estimates changed, our returns reserves would change, which would impact the total net revenue we report and this impact could be material.

With respect to trade promotions, we routinely commit to such promotional programs with our retail customers that require estimates of the expected costs of such programs.  Such cost estimates utilize the historical results of similar trade-promotion programs with additional allowances for any unique facts and circumstances.  Trade-promotion programs include cooperative marketing programs, temporary price reductions, slotting and other trade-promotion activities conducted by the retail customer. Trade-promotion costs are recorded as a reduction of product sales.  If our actual costs of trade-promotion programs differ from our historical results, actual product sales will differ from those estimated and the differences could be material.

With respect to our nutritional ingredients revenues, customer arrangements exist that involve graduated price reductions over the term of the agreement where management’s assessment of fair value is a significant consideration of revenue recognition.  Management evaluates future patent expirations, market participants, competitive conditions and the comparability of pricing amongst Martek’s customers in its assessment of whether the pricing represents fair value. In addition, a number of our infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. The consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met.  Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement.  Royalty income is recorded when earned, based on information provided by our customers.

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

Deferred Income Taxes and Uncertain Tax Positions We provide for income taxes in accordance with the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting bases and the tax bases of assets and liabilities.  We also recognize deferred tax assets for tax net operating loss carryforwards. These deferred tax assets and liabilities are measured using the enacted tax rates and laws expected to be in effect when such amounts are projected to reverse or be utilized.  The realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located.  When appropriate, we recognize a valuation allowance to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. As of October 31, 2010, our total gross deferred tax asset, net of valuation allowance, was $24.9 million, which will require future taxable income of approximately $70 million for realization.  The calculation of deferred tax assets (including valuation allowances) and liabilities requires management to apply significant judgment related to such factors as the application of complex tax laws and the changes in such laws.  We have also considered our future operating results, which require assumptions such as future market penetration levels, forecasted revenues and the mix of earnings in the jurisdictions in which we operate, in determining the need for a valuation allowance.  We review our deferred tax assets on a quarterly basis to determine if a change to our valuation allowance is required based upon these factors.  Our deferred tax asset valuation allowance of $4.2 million as of October 31, 2010 relates to certain state net operating loss and credit carryforwards whose realizability is uncertain.  Changes in our assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in material amounts of additional tax expense or benefit in the period of change.

Effective November 1, 2007, we began recognizing the benefits of tax positions in the financial statements if such positions are more likely than not to be sustained upon examination by the taxing authority and satisfy the appropriate measurement criteria. If the recognition threshold is met, the tax benefit is generally measured and recognized as the tax benefit having the highest likelihood, in our judgment, of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. At October 31, 2010, we had unrecognized tax benefits totaling approximately $5.4 million. The determination of these unrecognized amounts requires significant judgments and interpretation of complex tax laws. Different judgments or interpretations could result in material changes to the amount of unrecognized tax benefits.

Inventory We carry our inventory at the lower of cost or market and include appropriate elements of material, labor and indirect costs.  Inventories on-hand total $94.0 million as of October 31 2010 and are valued using a weighted average approach that approximates the first-in, first-out method.  In addition, the Restated Agreement with DSM also sets minimum ARA purchase quantities for Martek in calendar years 2009, 2010 and 2011.  As of

October 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $22.5 million, and $87.1 million, respectively.  We regularly review inventory quantities on-hand and our future inventory purchase commitments and, when needed, record a write-down for excess, obsolete and “off-spec” inventory based primarily on an estimated forecast of product demand and the likelihood of consumption in the normal course of manufacturing operations.  Those reserves are based on significant estimates.  Our estimates of future product demand or assessments of future consumption may prove to be inaccurate, in which case we may have understated or overstated the provision required.  Although we make every effort to ensure the accuracy of our forecasts and assessments, any significant unanticipated changes, particularly in demand or competition levels, could have a significant impact on the values of our inventory and our reported operating results.  In addition, abnormal amounts of inventory costs related to, among other things, idle facilities, freight handling and waste material expenses are recognized as period charges and expensed as incurred.  The determination of such period costs requires the use of judgment in establishing the level of production that the Company considers normal. A different conclusion as to what constitutes normal production levels could result in material changes to idle capacity expenses recognized.

In conjunction with the recent acquisition of Amerifit, we estimated the fair value of the inventory acquired which resulted in a $1.9 million step-up from historical cost. Such step-up was ultimately recognized as cost of product sales during the fiscal year ended October 31, 2010. Various factors were considered in determining the appropriate step-up including the degree to which the brand names and trademarks of Amerifit contribute to its product margins. Different conclusions would likely have resulted in a change to the necessary inventory step-up and such change could be material.

Patent Cost Capitalization We incur certain external legal and related costs in connection with patent applications. If a future economic benefit is anticipated from the resulting patent or an alternate future use is available to the Company, such costs are capitalized and amortized over the expected life of the patent. We also capitalize external legal costs incurred in the defense of our patents when it is believed that the future economic benefit of the patent will be maintained or increased and a successful defense is probable. Capitalized patent defense costs are amortized over the remaining life of the related patent.  Our assessment of future economic benefit and/or a successful defense of our patents involve considerable management judgment.  A different conclusion could result in material write-offs of the carrying value of these assets.

RESULTS OF OPERATIONS

Revenues

The following table presents revenues by category (in thousands):

	Year ended October 31,
	2010	2009	2008

Product sales	$434, 752	$329,135	$336,609
Contract manufacturing and collaborations	15,271	16,062	15,753
Total revenues	$450,023	$345,197	$352,362

Product sales increased by $105.6 million or 32% in fiscal 2010 as compared to fiscal 2009 and decreased by $7.5 million or 2% in fiscal 2009 as compared to fiscal 2008.  The fiscal 2010 increase was partially attributable to the branded consumer health product sales of Amerifit, which totaled $61.4 million for the period from the acquisition date (February 12, 2010) through October 31, 2010.  The remainder of the increase, or $44.2 million, was primarily the result of growth in demand for our nutritional ingredients in both the infant formula and non-infant formula markets as described below.

Product sales were comprised of the following (in thousands):

	Year ended October 31,
	2010	2009	2008

Nutritional ingredients:
Infant formula	$317,375	$285,664	$300,742
Food and beverage	17,050	10,692	10,431
Pregnancy and nursing, nutritional supplements and animal feeds	34,848	28,615	20,836
Shipping charges	2,648	2,055	2,512
Total nutritional ingredients	371,921	327,026	334,521

Branded consumer health products	61,385	—	—

Non-nutritional products	1,446	2,109	2,088
Total product sales	$434,752	$329,135	$336,609

Sales to the infant formula market increased in fiscal 2010 compared to fiscal 2009 due primarily to sales growth in international markets, mainly Asia.  Sales to the infant formula market decreased in fiscal 2009 compared to fiscal 2008 due primarily to de-stocking of inventory by certain of our major infant formula customers and the impact of declining U.S. births.  These declines offset the growth experienced during fiscal 2009 in our international infant formula markets. Launches of new products and the growth of existing products containing life’sDHA™ resulted in higher sales to the food and beverage market in fiscal 2010 as compared to the two prior fiscal years. In addition, sales into the pregnancy and nursing, nutritional supplements and animal feeds markets increased significantly in fiscal 2010 and fiscal 2009 compared to the respective preceding year due to an overall expansion of Martek’s customer base in these markets, particularly nutritional supplements in fiscal 2010 and pregnancy and nursing in fiscal 2009.

Approximately 60%, 62% and 67% of our nutritional ingredients sales in fiscal 2010, 2009 and 2008, respectively, were generated by sales to Mead Johnson Nutritionals, Abbott Nutrition, and Nestle.  Approximately 50%, 55% and 60% of our nutritional ingredients sales for fiscal 2010, 2009 and 2008, respectively, relate to sales in the United States.

In addition, approximately 40% of our branded consumer health products sales in fiscal 2010 were generated by sales to two customers. There are currently no significant sales of these products outside of the U.S.

As of October 31, 2010, we estimate that formula supplemented with our nutritional ingredients had penetrated almost all of the United States infant formula market.

We expect that our future nutritional ingredients sales will continue to be subject to quarter-to-quarter fluctuations and will continue to be dependent to a significant degree upon the following factors, among others: (i) the expansions of current products containing our nutritional ingredients by our customers in new and existing markets; (ii) the launches of new products containing our nutritional ingredients by current or future customers and the success in the marketplace of such launches; (iii) the timing and extent of stocking and de-stocking of inventory by our customers; (iv) the levels of inclusion of our nutritional ingredients in infant formula; (v) the timing and extent of our customers’ production campaigns and plant maintenance shutdowns; and (vi) the availability and use by our customers and others of competitive products.

We expect that our future branded consumer health products sales will also be subject to quarter-to-quarter fluctuations and will be dependent to a significant degree upon the following factors, among others: (i) the timing and effectiveness of product promotions and advertising campaigns by us or our competitors; (ii) new product launches by us or our competitors; and (iii) the timing and extent of stocking and de-stocking of inventory by our customers.

Contract manufacturing and collaborations revenues, totaling approximately $15.3 million, $16.1 million and $15.8 million in fiscal 2010, 2009 and 2008, respectively, relate mainly to fermentation work performed for various third parties at our Kingstree, South Carolina facility. These amounts include manufacturing activities and the revenues derived therefrom totaling $11.2 million, $15.2 million and $15.8 million in fiscal 2010, 2009 and 2008,  respectively, which have effectively ceased as of October 31, 2010. Other than the reductions to revenue and associated gross margin, we do not expect that the cessation of contract manufacturing activities will have any material impact on our financial condition or results of operations.  The remaining revenues in fiscal 2010 and fiscal 2009 relate to Martek’s joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009 and is expected to continue through at least 2011.

As a result of the above, total revenues increased by approximately $104.8 million or 30% in fiscal 2010 compared to fiscal 2009 and total revenues decreased by $7.2 million or 2% in fiscal 2009 as compared to fiscal 2008.

Cost of Revenues

The following table presents our cost of revenues (in thousands):

	Year ended October 31,
	2010	2009	2008

Cost of product sales	$220,362	$182,385	$192,848
Cost of contract manufacturing and collaborations	12,908	14,252	14,000
Total cost of revenues	$233,270	$196,637	$206,848

Cost of product sales as a percentage of product sales has improved in each of the last two years with decreases to 51% in fiscal 2010 from 55% in fiscal 2009 and 57% in fiscal 2008.  The decrease in fiscal 2010 was due to both ARA and DHA cost reductions and the positive impact on gross margins on sales of branded consumer health products.  Included in the gross margin for fiscal 2010 is the negative effect of approximately $1.9 million of one-time inventory step-up in fair value resulting from the Amerifit acquisition. The decrease in fiscal 2009 was due mainly to DHA productivity improvements and decreases in our overall cost of ARA.

Cost of contract manufacturing and collaborations was $12.9 million, $14.3 million and $14.0 million in fiscal 2010, 2009 and 2008.  Our contract manufacturing and collaborations margins vary between periods primarily due to contract mix and volume.

See “Management Outlook” for discussion of expected revenue, gross margin and income from operations for fiscal 2011.

Operating Expenses

The following table presents our operating expenses (in thousands):

	Year ended October 31,
	2010	2009	2008

Research and development	$33,557	$27,448	$26,223
Selling, general and administrative	71,155	48,083	51,446
Advertising and promotion	14,300	1,944	2,735
Amortization of intangible assets	10,505	6,389	7,422
Acquisition costs	3,583	—	—
Restructuring charge	31,348	—	—
Other operating expenses	1,459	1,080	1,504
Total operating expenses	$165,907	$84,944	$89,330

Research and Development Our research and development costs increased by $6.1 million or 22% in fiscal 2010 as compared to fiscal 2009 due primarily to our expanded clinical and pre-clinical research activities along with higher personnel costs.  Our research and development costs increased by $1.2 million or 5% in fiscal 2009 as compared to fiscal 2008 due primarily to continued focus on clinical research and product development.  The growth of our nutritional ingredients segment requires significant research and development activities.  Our research and development efforts continue to focus on: (i) broadening the scientific evidence supporting our nutritional ingredients and branded consumer health products; (ii) improving our manufacturing processes for our nutritional ingredients; (iii) broadening the market applications for the Company’s life’sDHA™; and (iv) leveraging our microbial technology platform to develop new high-value product offerings.

Selling, General and Administrative Our selling, general and administrative costs increased by $23.1 million or 48% in fiscal 2010 as compared to fiscal 2009.  As a percentage of revenue, our selling, general and administrative expenses increased to 15.8% in fiscal 2010 from 13.9% in fiscal 2009. These increases resulted from expenses attributable to Amerifit, which totaled approximately $12.1 million from the acquisition date (February 12, 2010) through October 31, 2010 and from increases to the annual incentive compensation payouts based on the achievement of most pre-established operational and financial goals for the year.

Our selling, general and administrative costs decreased by $3.4 million or 7% in fiscal 2009 as compared to fiscal 2008. As a percentage of revenue, our selling, general and administrative expenses decreased to 13.9% in fiscal 2009 from 14.6% in fiscal 2008. The fiscal 2009 decrease was due, in part, to close management of spending levels, which led to reductions in areas such as personnel, travel and marketing costs.  The fiscal 2009 decrease also resulted from reductions in annual incentive compensation payouts due to the attainment of only a limited number of the pre-established operational and financial goals for the year.

Advertising and Promotion Advertising and promotion increased from approximately $1.9 million in fiscal 2009 to $14.3 million in fiscal 2010. These increases resulted primarily from advertising and promotion attributable to activities related to our branded consumer health products segment since its acquisition in February 2010.  Advertising and promotion decreased from approximately $2.7 million in fiscal 2008 to $1.9 million in fiscal 2009 due to timing of promotions.

Amortization of Intangibles Assets. Our amortizing intangibles assets consist primarily of patents, licenses, and trademarks unrelated to Amerifit and customer relationships resulting from the Amerifit acquisition in February 2010. We capitalize patent application and patent defense costs in addition to certain other external costs related to our intellectual property portfolio to the extent that we anticipate a future economic benefit or an alternate future use is available to us from such expenditures. We amortize these assets over their expected life. We recorded amortization expense related to our intangible assets of $10.5 million, $6.4 million and $7.4 million during fiscal 2010, 2009 and 2008, respectively. The increase in fiscal 2010 from fiscal 2009 relates largely to the amortization associated with the acquired Amerifit customer relationships.  The decrease in fiscal 2009 from fiscal 2008 resulted primarily from the expiration of certain patents and licenses in fiscal 2009.

Acquisition Costs Acquisition costs in 2010 relate primarily to investment banking fees, professional service expenses and employee severance costs incurred during the fiscal period ended October 31, 2010 associated with the Amerifit acquisition.  There were no acquisition-related costs incurred in the 2009 and 2008 periods.

Restructuring Charge In September 2010, we completed a restructuring of our Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. Through this restructuring, we reduced our workforce and transferred the manufacturing and distribution processes previously being performed in Winchester to our Kingstree, South Carolina site.  As a result of the restructuring, the Company recorded total restructuring charges of $31.3 million in fiscal 2010, comprised of a non-cash asset impairment charge of approximately $29.2 million and cash charges for employee separation and other costs of $2.1 million. We do not anticipate incurring any material additional costs in fiscal 2011 related to the Winchester restructuring. See further discussion of this restructuring in Note 19 to the consolidated financial statements.

Other Operating Expenses  We incurred other operating expenses of $1.5 million, $1.1 million and $1.5 million in fiscal 2010, 2009 and 2008, respectively.  These costs in fiscal 2010 primarily include production trials and costs of ceasing contract manufacturing activities.  These costs in fiscal 2009 and 2008 primarily include production trials and start-up costs incurred in the expanded utilization of our internal manufacturing facilities.

Interest and Other Income, Net

Interest and other income, net, decreased by $800,000 in fiscal 2010 as compared to fiscal 2009 due primarily to lower cash balances and interest rates earned on those cash balances.  Interest and other income, net, decreased by $800,000 in fiscal 2009 as compared to fiscal 2008, due primarily to lower interest earned on cash balances.

Interest Expense

Interest expense increased by $3.2 million in the fiscal year ended October 31, 2010 as compared to the fiscal year ended October 31, 2009 due to interest costs incurred on borrowings used to finance the Amerifit acquisition.  Interest expense decreased by $100,000 in fiscal 2009 as compared to fiscal 2008. Interest costs in fiscal 2010 include the effects of the accelerated amortization of debt issuance costs resulting from the early repayment of the Term Debt, described below, in the third quarter of fiscal 2010.  With such early repayment, we expect interest expense to decline significantly in fiscal 2011 as compared to 2010.  See Note 13 to the consolidated financial statements for additional discussion of the Former Facility and the Credit Agreement we entered into in January 2010, as amended in March 2010.

Income Tax Provision

The provision for income taxes totaled $19.4 million, $23.5 million and $19.7 million in fiscal 2010, 2009 and 2008, respectively, which results in an effective tax rate of approximately 41.0%, 36.6% and 34.3% in fiscal 2010, 2009 and 2008, respectively.  The higher effective tax rate in the 2010 period results from the non-deductibility of certain expenses incurred related to the acquisition of Amerifit and the inability to record a tax benefit for a portion of the Winchester restructuring charge and related net operating loss carryforwards in certain state jurisdictions. In addition, during fiscal 2008, we recorded an income tax benefit of approximately $1.6 million of previously unrecognized research and development tax credits, which served to decrease our effective tax rate in that year by 2.8%.

Realization of deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located.  As of October 31, 2010, the total value of our deferred tax asset, net of valuation allowance, was $24.9 million, which will require future taxable income of approximately $70 million for realization.  Our deferred tax asset valuation allowance of $4.2 million as of October 31, 2010 relates to certain state net operating loss and credit carryforwards whose realizability is uncertain. Should realization of these deferred tax assets become more likely than not, the resulting valuation allowance reversal would be reflected as additional benefit in the period of change.

As of October 31, 2010, we had net operating loss carryforwards for Federal income tax purposes of approximately $8 million, which expire at various dates between 2024 and 2029. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if we incur a change in ownership as defined under Section 382 of the Internal Revenue Code.  Although we have net operating losses available to offset future taxable income, we may be subject to Federal alternative minimum taxes.

Net Income

As a result of the foregoing, net income was $27.9 million in fiscal 2010 as compared to net income of $40.6 million in fiscal 2009 and net income of $37.7 million in fiscal 2008.

Segment Profitability We operate in two material business segments, the development and commercialization of high-value nutritional ingredients from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.  Outside of these two segments, we derive revenues primarily from contract manufacturing and collaborations, which are included in “other” in the table below. Segment profitability is measured based on income from operations. Segment operating performance is as follows (in thousands):

	Year ended October 31,
	2010	2009	2008

Segment Income From Operations
Branded consumer health products	$9,605	$—	$—
Nutritional ingredients	39,972	64,168	56,867
Other	1,269	(552)	(683)
Total	$50,846	$63,616	$56,184

The operating income of the nutritional ingredients segment includes the $31.3 million restructuring charge described above.  Excluding such restructuring charge, the profitability of the nutritional ingredients segment increased in the fiscal year ended October 31, 2010 as compared to the comparable prior year periods due primarily to the revenue growth and gross margin improvements noted above. Profitability of the combined contract manufacturing and collaborations groups increased in fiscal 2010 primarily as a result of our contract mix and our joint development agreement with BP for work on microbial oils for use in biofuels, which began in late fiscal 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. We do not anticipate that the adoption of ASU 2009-13 will have a material effect on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Over the last five years, we have financed our operations primarily from the following sources:

•                  cash generated from operations;

•                  debt financing; and

•                  cash received from the exercise of stock options.

Our cash flows for the years ended October 31, 2010, 2009 and 2008 were as follows (in thousands):

	Year ended October 31,
	2010	2009	2008

Net cash provided by operating activities	$146,022	$65,822	$106,548
Net cash used in investing activities	(219,835)	(27,267)	(22,130)
Net cash (used in) provided by financing activities	(3,508)	13	1,104
Effect of exchange rate changes on cash and cash equivalents	4	—	—
Total cash (outflows) inflows	$(77,317)	$38,568	$85,522

Cash and cash equivalents decreased $77.3 million since October 31, 2009 due to the acquisition of Amerifit in February 2010. To finance the Amerifit acquisition, we utilized existing cash of approximately $115 million, the proceeds from a term loan totaling $75 million,  $11 million drawn from our revolving credit facility (see below for further discussion) and approximately $17 million of cash held by Amerifit at closing.  Our income, excluding non-cash items totaling approximately $92.0 million in the fiscal year ended October 31, 2010, as well as reductions to inventories held of approximately $27.9 million, contributed to the generation of $146.0 million in cash from operating activities.  Capital expenditures, including both property and equipment as well as patent and other intangible asset costs, totaled $26.4 million during the fiscal year ended October 31, 2010.  Our financing activities in the fiscal year ended October 31, 2010 primarily include borrowings described above to finance the acquisition of Amerifit, of which the $11 million borrowed under the revolving credit facility and the $75 million borrowed under the Term Loan were repaid in full by July 31, 2010.

At October 31, 2009, our primary sources of liquidity were our cash and cash equivalents totaling $141.1 million as well as the $135 million available under our revolving credit facility.  Cash and cash equivalents increased $38.6 million since October 31, 2008, largely due to our net income during that period which contributed to the generation of $65.8 million of cash from operating activities.  These operating cash flows reflect a reduction of $40.7 million from fiscal 2008 which was caused primarily by decreases in our current liabilities versus the prior year as well as the inventory increases caused by the timing and extent of Martek’s fiscal 2009 ARA purchases from DSM.  Consistent with prior years, the timing of Martek’s purchases of ARA are largely dependent upon DSM’s scheduled production runs.  Our fiscal 2009 investing cash flows reflect certain cash outflows associated with the Restated Agreement with DSM as payments totaling approximately $11.0 million were made in fiscal 2009 related to the establishment of ARA pricing from 2009 through 2014 and related contractual provisions.  We anticipate recovering this cash within 36 months of the outlay through the future ARA pricing reductions included in the Restated Agreement.  Capital expenditures for property and equipment totaled $8.9 million in fiscal 2009, a level consistent with fiscal 2008.

In general, we believe that our current production infrastructure can accommodate our short- and medium-term growth objectives in all material respects.  We expect that capital expenditures over the next twelve months will not exceed $20 million.

As of October 31, 2010, we had approximately $63.7 million in cash and cash equivalents.  In January 2010, we entered into a Credit Agreement, subsequently amended in March 2010 (the “Credit Agreement”), that includes a $75 million term loan (the “Term Loan”) and a $100 million secured revolving credit facility (the “Revolver”).  The Credit Agreement replaced our existing $135 million credit facility.

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

The Term Loan had a maturity date of February 2013; however we fully repaid the Term Loan in July 2010.  During the months in which it was outstanding, the Term Loan bore interest at the election of Martek at either LIBOR plus up to 3.375% or a base rate plus up to 1.25% depending upon the consolidated leverage ratio during each preceding fiscal quarter. The Revolver will bear interest at the election of Martek at either LIBOR plus up to 3.00% or a base rate plus up to 1.00% depending upon the consolidated leverage ratio during each preceding fiscal quarter.  The base rate is the higher of the lender’s prime rate, the federal funds rate plus 0.50% or LIBOR plus 1.50%.  For purposes of the Credit Agreement, LIBOR is the greater of 1.25% per annum or LIBOR at the time of such determination.  The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on our consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that we comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.  As of October 31, 2010, we were in compliance with all debt covenants.

At October 31, 2010, our investments had a fair value of $5.0 million and consisted primarily of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 37 years.  We based our valuation of these ARS on discounted cash flow models that include various unobservable inputs.  Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in Martek continuing to hold such securities. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.  To this end, in November 2008, we executed a Put Agreement with a financial institution that provided us the ability to sell certain of our ARS to the financial institution and allowed the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. On June 30, 2010, we exercised our rights under the Put Agreement, which resulted in the sale of the related ARS and the receipt by Martek of $7.3 million, the par value of such ARS.  In addition, in December 2010, we sold ARS with a par value and cost basis of $2.0 million and received proceeds which approximated such cost basis.

As part of the plant restructuring described above, in November 2010, Martek sold a significant portion of the assets at its Winchester, Kentucky manufacturing site to Alltech. The assets sold included a majority of the land and buildings at the Winchester site as well as certain equipment therein, including all production-scale fermentation and recovery equipment. Under the terms of the sale agreement, Alltech will pay Martek a total of approximately $14 million over the next four years for the assets to be acquired.

The following table sets forth our future minimum payments under contractual obligations at October 31, 2010:

		Less than	1-3	3-5	More than
In thousands	Total	1 year	years	years	5 years

Notes payable (1),(2)	$474	$38	$77	$77	$282
Long-term license fee obligation (3)	2,466	884	1,582	—	—
Operating lease obligations (4)	9,927	1,917	2,565	2,122	3,323
Unconditional purchase obligations (5), (6)	111,448	95,568	15,880	—	—
Total contractual cash obligations (7)	$124,315	$98,407	$20,104	$2,199	$3,605

(1)          Minimum payments above include interest and principal.

(2)          The table above excludes letters of credit totaling $240,000 which will draw upon the Company’s revolving line of credit if presented.

(3)          Excludes $2.2 million of additional license fees due if we exercise certain commercially beneficial rights in the future.

(4)          Includes renewal and expansion of Columbia headquarters facility leases, part of which expire in 2015, with the remainder expiring in 2020.

(5)          Comprised primarily of future inventory purchases from DSM pursuant to minimum purchase commitment.  Excludes any additional future inventory purchases from DSM pursuant to the Restated Agreement or the potential payment by us associated with our rights to terminate the Restated Agreement after 2012.  A termination payment by us as of January 1, 2013 would currently range from $15 million to $20 million and a termination payment as of January 1, 2016 would currently range from less than $1 million to $7 million (see Note 6 to the consolidated financial statements).

(6)          Excludes $5.6 million of financial commitments associated with a research collaboration that are contingent upon the successful completion of identified milestones (see Note 14 to the consolidated financial statements).

(7)          The table above excludes uncertain tax payments of $5.4 million, the timing of which is uncertain.

We believe that the Revolver, when combined with our cash and cash equivalents on-hand at October 31, 2010, and anticipated operating cash flows, will provide us with adequate capital to meet our obligations for at least the next 12 to 18 months. The ultimate amount of capital that we may require will depend, among other things, on one or more of the following factors:

•                  our ability to operate profitably and generate positive cash flow;

•                  our ability to enter into new or extend existing sole-source infant formula supply agreements;

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

•                  the additional costs associated with integrating Amerifit into our operations;

•                  the costs of, and any capital requirements related to, future merger and acquisition activity; and

•                  the costs of marketing and commercializing our products.

We can offer no assurance that, if needed, any of our financing alternatives will be available to us on terms that would be acceptable, if at all.

MANAGEMENT OUTLOOK

During fiscal 2010, a key strategic objective for the Company was to begin the process of securing Martek’s leadership position in supplying DHA and ARA to the infant formula industry for several more years beyond the then-current supply agreements whose sole-source provisions expired at the end of 2011.  We have been successful in achieving this objective through extensions of our sole-source supply arrangements with two of our larger infant formula customers in fiscal 2010, and we have also extended the sole-source supply agreements with two other large customers in December 2010.  These extensions generally include graduated price reductions to our customers over the term of the extensions. Martek’s strategy is to offset a significant portion of these price reductions that result from its infant formula contract extensions by implementing manufacturing cost savings and product innovation initiatives, and by growing its non-infant formula businesses.

For the full year fiscal 2011, we project consolidated revenue growth resulting from the impact of a full year of Amerifit ownership and growth of our branded ingredients business, partially offset by the effects of the price reductions included in the current and anticipated future infant formula supply agreement extensions.  We also project net income growth over fiscal 2010, primarily driven by expected gross margin expansion of at least 400 basis points. This projected gross margin improvement results from the execution of the Company’s strategy to significantly offset infant formula price reductions with lower ARA costs, product cost efficiencies (including those obtained from the Winchester plant restructuring and sale), and the discontinuation of the Company’s low margin contract manufacturing business.

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into lease agreements, primarily for certain laboratory and administrative space, with rental payments aggregating $9.9 million over the remaining lease terms, which expire primarily through 2020.

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

In July 2009, we entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM.  As part of the agreement, it was established that 25% of the ARA we buy from DSM will be denominated in euros.  As such, consistent with our payment arrangements with DSM prior to the execution of the Restated Agreement, we are exposed to risks related to changes in exchange rates between the U.S. dollar and the euro.  We enter into foreign currency cash flow hedges to reduce the related market risk on our payment obligations.  We do not enter into foreign currency cash flow hedges for speculative purposes.  At October 31, 2010, we had unrealized gains on such hedge instruments totaling approximately $1.1 million, net of income taxes.  To the extent not covered by these hedge instruments, fluctuations between the U.S. dollar and the euro will impact our cost of ARA oil and gross margins.  We estimate that a 5% change in the euro-U.S. dollar exchange rate would impact gross margins of our infant formula products by less than 0.5%.

We have investments at October 31, 2010 with a fair value of $5.0 million, which consist primarily of auction rate securities (“ARS”). These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows investors to either roll over their holdings or gain immediate liquidity by selling such investments at par. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for our investment in these securities have failed to settle, resulting in our continuing to hold such securities.  The ARS at October 2010 are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.  The ARS have a cost basis of approximately $5.6 million and a fair value of $5.0 million at October 31, 2010. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of the remaining ARS investments we hold. If current market conditions deteriorate further, the Company may be required to record additional write-downs. We based our valuation of these investments on discounted cash flow models that include various unobservable inputs.  Changes to the inputs used as of October 31, 2010 would cause fluctuations to the fair value of the affected instruments and such fair value changes could be material. In December 2010, we sold ARS with a par value and cost basis of $2.0 million and received proceeds which approximated such cost basis.

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

Martek’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of Martek’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that Martek’s internal control over financial reporting was effective as of October 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management’s assessment of the effectiveness of internal control over financial reporting excludes the evaluation of internal controls over financial reporting of the Amerifit Brands, Inc. acquisition, which was acquired by the Company during 2010. The aggregated total assets and total operating revenues of these operations represent approximately 32% and 14%, respectively, of the consolidated financial statements as of and for the year ended October 31, 2010.

Management discussed its assessment with the Audit Committee of the Board of Directors.  The effectiveness of Martek’s internal control over financial reporting as of October 31, 2010 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included herein.

/s/ Steve Dubin	/s/ Peter L. Buzy
Steve Dubin	Peter L. Buzy
Chief Executive Officer and Director	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
December 29, 2010
December 29, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Martek Biosciences Corporation

We have audited Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Martek Biosciences Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Amerifit Brands, Inc. acquisition which is included in the 2010 consolidated financial statements of Martek Biosciences Corporation. The aggregated total assets and total operating revenues of these operations represent approximately 32% and 14%, respectively, of the consolidated financial statements as of and for the year ended October 31, 2010. Our audit of internal control over financial reporting of Martek Biosciences Corporation also did not include an evaluation of the internal control over financial reporting of the Amerifit Brands, Inc. acquisition.

In our opinion, Martek Biosciences Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010 of Martek Biosciences Corporation, and our report dated December 29, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

December 29, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Martek Biosciences Corporation

We have audited the accompanying consolidated balance sheets of Martek Biosciences Corporation as of October 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Martek Biosciences Corporation at October 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective November 1, 2009, the Company changed its method of accounting for business combinations as a result of the adoption of FASB Accounting Standards Codification Topic No. 805, Business Combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Martek Biosciences Corporation’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 29, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

December 29, 2010

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31,
In thousands, except share and per share data	2010	2009

Assets
Current assets
Cash and cash equivalents	$63,746	$141,063
Short-term investments	—	7,301
Accounts receivable, net	69,569	44,304
Inventories	93,976	116,179
Deferred tax asset	9,212	24,303
Other current assets	6,695	5,240
Total current assets	243,198	338,390

Property, plant and equipment, net	221,770	252,279
Long-term investments	4,955	4,495
Goodwill	150,360	51,592
Other intangible assets, net	176,409	42,631
Other assets, net	2,060	430

Total assets	$798,752	$689,817

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$16,153	$13,122
Accrued liabilities	36,019	18,243
Current portion of notes payable and other long-term obligations	1,037	410
Current portion of deferred revenue	862	2,981
Total current liabilities	54,071	34,756

Notes payable and other long-term obligations	6,036	400
Long-term portion of deferred revenue	7,883	8,426
Deferred tax liability	59,779	10,091

Total liabilities	127,769	53,673

Commitments

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.10 par value; 100,000,000 shares authorized; 33,501,248 and 33,269,686 shares issued and outstanding, respectively	3,350	3,327
Additional paid-in capital	563,088	557,519
Accumulated other comprehensive income (loss)	673	(674)
Retained earnings	103,872	75,972

Total stockholders’ equity	670,983	636,144

Total liabilities and stockholders’ equity	$798,752	$689,817

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended October 31,
In thousands, except per share data	2010	2009	2008

Revenues:
Product sales	$434,752	$329,135	$336,609
Contract manufacturing and collaborations	15,271	16,062	15,753

Total revenues	450,023	345,197	352,362

Cost of revenues:
Cost of product sales	220,362	182,385	192,848
Cost of contract manufacturing and collaborations	12,908	14,252	14,000

Total cost of revenues	233,270	196,637	206,848

Gross margin	216,753	148,560	145,514

Operating expenses:
Research and development	33,557	27,448	26,223
Selling, general and administrative	71,155	48,083	51,446
Advertising and promotion	14,300	1,944	2,735
Amortization of intangible assets	10,505	6,389	7,422
Acquisition costs	3,583	—	—
Restructuring charge	31,348	—	—
Other operating expenses	1,459	1,080	1,504

Total operating expenses	165,907	84,944	89,330

Income from operations	50,846	63,616	56,184

Interest and other income, net	24	806	1,647
Interest expense	(3,579)	(378)	(510)

Income before income tax provision	47,291	64,044	57,321
Income tax provision	19,391	23,454	19,654

Net income	$27,900	$40,590	$37,667

Net income per share
Basic	$0.84	$1.22	$1.14
Diluted	$0.83	$1.22	$1.13

Weighted average common shares outstanding
Basic	33,404	33,207	32,951
Diluted	33,575	33,363	33,284

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated
In thousands, except share data	Shares	Amount	Capital	Income (Loss)	Deficit)	Total

Balance at October 31, 2007	32,335,622	$3,234	$530,575	$203	$(2,285)	$531,727

Issuance of shares related to OmegaTech contingent purchase price	340,946	34	10,130	—	—	10,164
Issuance of common stock under employee stock plans	470,792	47	8,817	—	—	8,864
Shares withheld for tax payments upon vesting of restricted stock units	—	—	(626)	—	—	(626)
Equity-based compensation	—	—	3,192	—	—	3,192
Tax impact of exercise of non-qualified stock options and vesting of restricted stock units, net	—	—	1,783	—	—	1,783
Net income	—	—	—	—	37,667	37,667
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax of $(669)	—	—	—	(1,120)	—	(1,120)
Realized gain on exchange rate forward contracts, net of tax of $(163)	—	—	—	(286)	—	(286)
Unrealized loss on exchange rate forward contracts, net of tax of $(1,666)	—	—	—	(2,782)	—	(2,782)
Comprehensive income						33,479

Balance at October 31, 2008	33,147,360	3,315	553,871	(3,985)	35,382	588,583

Issuance of common stock under employee stock plans	122,326	12	664	—	—	676
Shares withheld for tax payments upon vesting of restricted stock units	—	—	(545)	—	—	(545)
Equity-based compensation	—	—	3,993	—	—	3,993
Tax impact of exercise of non-qualified stock options and vesting of restricted stock units, net	—	—	(464)	—	—	(464)
Net income	—	—	—	—	40,590	40,590
Other comprehensive income (loss):
Reclassification of available-for-sale securities, net of tax of $383	—	—	—	646	—	646
Unrealized loss on available-for-sale securities, net of tax of $(119)	—	—	—	(201)	—	(201)
Realized loss on exchange rate forward contracts, net of tax of $799	—	—	—	1,362	—	1,362
Unrealized gain on exchange rate forward contracts, net of tax of $912	—	—	—	1,504	—	1,504
Comprehensive income						43,901

Balance at October 31, 2009	33,269,686	3,327	557,519	(674)	75,972	636,144

Issuance of common stock under employee stock plans	231,562	23	1,883	—	—	1,906
Shares withheld for tax payments upon vesting of restricted stock units	—	—	(1,064)	—	—	(1,064)
Equity-based compensation	—	—	4,836	—	—	4,836
Tax impact of exercise of non-qualified stock options and vesting of restricted stock units, net	—	—	(86)	—	—	(86)
Net income	—	—	—	—	27,900	27,900
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $177	—	—	—	283	—	283
Unrealized gain on exchange rate forward contracts, net of tax of $678	—	—	—	1,060	—	1,060
Foreign currency translation				4		4
Comprehensive income						29,247

Balance at October 31, 2010	33,501,248	$3,350	$563,088	$673	$103,872	$670,983

See accompanying notes.

MARTEK BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
In thousands	2010	2009	2008

Operating activities

Net income	$27,900	$40,590	$37,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,564	28,948	28,633
Amortization of debt issuance costs	2,263	—	—
Provision for inventory obsolescence	1,900	3,300	2,200
Deferred tax provision	16,715	21,567	16,636
Equity-based compensation expense	4,865	3,947	3,200
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	—	(1,783)
Loss on asset impairment or disposal and other, net	30,686	775	958
Changes in operating assets and liabilities:
Accounts receivable	(12,259)	(3,867)	1,205
Inventories	27,946	(19,880)	7,648
Other assets	3,144	(355)	2,892
Accounts payable	(2,078)	(4,207)	(1,382)
Accrued liabilities	11,692	(5,856)	9,980
Deferred revenue and other liabilities	(2,316)	860	(1,306)

Net cash provided by operating activities	146,022	65,822	106,548

Investing activities

Cash paid for acquisition of Amerifit, net of cash acquired	(200,743)	—	—
Sales of investments and marketable securities, net	7,350	200	8,475
Purchases of investments	—	—	(16,925)
Expenditures for property, plant and equipment	(19,412)	(8,932)	(9,785)
Capitalization of intangible and other assets	(7,030)	(18,535)	(3,895)

Net cash used in investing activities	(219,835)	(27,267)	(22,130)

Financing activities

Proceeds of term loan	75,000	—	—
Repayments of notes payable, term loan and other long-term obligations	(75,406)	(118)	(8,917)
Borrowings from revolving line of credit	11,000	—	—
Repayments of borrowings from revolving line of credit	(11,000)	—	—
Payment of debt issuance costs	(3,944)	—	—
Issuance of common stock under employee stock plans	1,906	676	8,864
Tax payments from shares withheld upon vesting of restricted stock units	(1,064)	(545)	(626)
Incremental tax benefit from exercise of non-qualified stock options and vesting of restricted stock units	—	—	1,783

Net cash (used in) provided by financing activities	(3,508)	13	1,104

Effect of exchange rate changes on cash and cash equivalents	4	—	—

Net (decrease) increase in cash and cash equivalents	(77,317)	38,568	85,522
Cash and cash equivalents, beginning of year	141,063	102,495	16,973

Cash and cash equivalents, end of year	$63,746	$141,063	$102,495

Supplemental cash flow disclosures:
Interest paid	$1,210	$199	$464
Income taxes paid	$1,741	$1,367	$2,902
Long-term license fee obligation	$2,501	$—	$—
Accrual of contingent purchase price to be settled in shares of Martek common stock	$—	$—	$10,164

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Martek Biosciences Corporation (the “Company” or “Martek”), a Delaware corporation, was founded in 1985. The Company is a leader in the innovation, development, production and sale of high-value products from microbial sources that promote health and wellness through nutrition.  The Company’s technology platform consists of its core expertise, broad experience and proprietary technology in areas such as microbial biology, algal genomics, fermentation and downstream processing. This technology platform has resulted in the Company’s development of a number of products, including its flagship product, life’sDHA™, a sustainable and vegetarian source of algal DHA (docosahexaenoic acid), an omega-3 fatty acid important for brain, heart and eye health throughout life for use in infant formula, pregnancy and nursing products, foods and beverages, dietary supplements and animal feeds. Martek also produces life’sARA™ (arachidonic acid), an omega-6 fatty acid, for use in infant formula and growing-up milks.  The Company’s DHA and ARA are collectively referred to as “nutritional ingredients”.

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

Martek’s technology platform has also made it a sought-after partner on a range of groundbreaking projects currently in process, including the development of microbially-derived biofuels and the development of DHA-containing oilseeds.  Collaboration work utilizes the Company’s core expertise in microbial biology, algal genomics, fermentation and downstream processing as a basis for collaboration with these corporate partners in the development of new products and technologies.

Martek also historically provided contract manufacturing services.  These contract manufacturing services were for both large and small companies and related primarily to the production of enzymes, specialty chemicals, vitamins, and agricultural specialty products.  In fiscal 2009, the Company began reducing the scope of its contract manufacturing services in order to focus its resources on its higher margin products.  As of October 31, 2010, such contract manufacturing services have effectively ceased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation The consolidated financial statements include the accounts of Martek and its wholly-owned subsidiaries, Martek Biosciences Boulder Corporation, Martek Biosciences Kingstree Corporation and, Amerifit Brands, Inc., along with its subsidiaries Amerifit, Inc., Amerifit Pharma, Inc. and Estroven Ltd., after elimination of all intercompany balances and transactions.

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

Revenue Recognition The Company derives revenue principally from three sources: product sales, (nutritional ingredients and branded consumer health products) contract manufacturing and collaborations. The Company recognizes product sales revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is reasonably assured, the product is shipped and title and risk of loss are transferred. All product sales are recorded net of allowances for returns and other discounts and with respect to branded consumer health product sales, also net of trade promotions and coupons.  When establishing allowances for sales returns, the Company analyzes historical returns, product shelf-life, current sell-through of distributor and retailer inventory, anticipated changes in customer demand and other related factors. With respect to trade promotions, the Company routinely commits to such promotional programs with its retail customers that require estimates of the expected costs of such programs. Trade-promotion programs include cooperative marketing programs, temporary price reductions, slotting and other trade-promotion activities conducted by the retail customer. Trade-promotion costs are recorded as a reduction of product sales.

With respect to the Company’s nutritional ingredients revenues, customer arrangements exist that involve graduated price reductions over the term the agreement where management’s assessment of fair value is a significant consideration of revenue recognition.  In addition, a number of our infant formula license contracts include an upfront license fee, a prepayment of product sales and established pricing on future product sales, which also may include discounts based on the achievement of certain volume purchases. The consideration from these contracts is allocated based on the relative fair values of the separate elements. Revenue is recognized on product sales when goods are shipped and all other conditions for revenue recognition are met. Cash received as a prepayment on future product purchases is deferred and recognized as revenue when product is shipped. Revenue from product licenses is deferred and recognized on a straight-line basis over the term of the agreement. Royalty income is recorded when earned, based on information provided by our customers.

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

Shipping Income and Costs   Shipping costs charged to customers are recorded as revenue in the period that the related product sale revenue is recorded, and associated costs of shipping are included in cost of revenues.  Shipping and handling costs were approximately $4.2 million, $2.3 million and $2.7 million in fiscal 2010, 2009 and 2008, respectively.

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

Foreign Currency Transactions and Hedging Activities Foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. All material transactions of the Company are denominated in U.S. dollars with the exception of the denomination in euros of a portion of purchases of arachidonic acid (“ARA”) from DSM Food Specialties B.V. (“DSM”), a subsidiary of  Koninklijke DSM N.V., an entity with whom Martek, on December 20, 2010, entered into an agreement and plan of merger (see Note 20 for further discussion).

The Company periodically enters into foreign currency forward contracts to reduce its transactional foreign currency exposures associated with the purchases of ARA from DSM.  The Company does not use derivative financial instruments for speculative purposes.  These forward contracts are highly effective cash flow hedges and qualify for hedge accounting.  Consequently, the resulting unrealized gains and losses are recorded as a component of other comprehensive income until the related product is sold.  As of October 31, 2010, outstanding forward contracts had notional values aggregating approximately 9.4 million euros (equivalent to $13.1 million at October 31, 2010), which mature between December 2010 and November 2011. Amounts recorded due to hedge ineffectiveness have not been material.  Losses realized on forward contracts in fiscal 2010 totaled approximately $100,000, net of tax.  There were no outstanding forward contracts as of October 31, 2009.

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

Acquisition Costs  In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”, which has principally been codified in ASC 805, “Business Combinations” (“ASC 805”).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  ASC 805 also requires the immediate expensing of acquisition-related costs.  Martek adopted this pronouncement in the first quarter of fiscal 2010, and, as such, beginning November 1, 2009, acquisition costs have been expensed as incurred.  These fiscal 2010 costs primarily include investment banking fees, professional service expenses and employee severance costs directly attributable to the Company’s acquisition of Amerifit in February 2010.

Other Operating Expenses Other operating expenses relate primarily to internal production and contract manufacturing start-up costs, including materials, training and other such costs, incurred in connection with the expansion of the Company’s internal manufacturing operations, and costs incurred in connection with production trials and the qualification of certain third-party manufacturers.  All such costs are expensed as incurred.

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

Comprehensive Income Comprehensive income is comprised of net earnings and other comprehensive income, which includes certain changes in equity that are excluded from net income. The Company includes unrealized holding gains and losses on available-for-sale securities, changes in the market value of exchange rate forward contracts designated as cash flow hedges and foreign currency translation adjustments in other comprehensive income. As of October 31, 2010, the Company’s accumulated other comprehensive income was comprised of unrealized gains, net of tax of approximately $700,000, related to foreign currency exchange rate forward contracts of approximately $1.1 million, unrealized losses, net of tax of approximately $200,000, related to available-for-sale securities of approximately $400,000 and foreign currency translation gains of $4,000.  There were no reclassification adjustments for the period ended October 31, 2010.  As of October 31, 2009, the Company’s accumulated other comprehensive loss was comprised of unrealized losses, net of tax of approximately $400,000, related to available-for-sale securities of approximately $700,000. For the year ended October 31, 2009, the Company recognized a reclassification adjustment attributed to available-for-sale securities of approximately $600,000, net of tax of approximately $400,000, in interest and other income in the consolidated financial statements.  In addition, for the year ended October 31, 2009, approximately $1.4 million, net of tax of approximately $800,000, attributed to foreign currency exchange rate forward contracts was recognized as cost of product sales.

Cash and Cash Equivalents Cash equivalents consist of highly liquid investments with an original maturity from date of purchase of three months or less.

Investments The Company has classified investments at October 31, 2010 and October 31, 2009 as either trading or available-for-sale. Unrealized gains and losses on available-for-sale securities are reported as accumulated other comprehensive income, which is a separate component of stockholders’ equity. Unrealized gains and losses on trading securities and realized gains and losses on both types of securities are included in other income as incurred based on the specific identification method.

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

The fair value option for financial assets and liabilities permits an entity to elect to measure eligible items at fair value (“fair value option”), including many financial instruments. The decision to elect the fair value option is made individually for each instrument and is irrevocable once made.  Changes in fair value for the selected instruments are recorded in earnings. The Company elected the fair value option for the auction rate securities rights agreement (the “Put Agreement”). See Note 7 for further discussion.

The Company classifies its investments as either current or long-term based upon the investments’ contractual maturities and the Company’s ability and intent to convert such instruments to cash within one year.

Fair Value of Financial Instruments The Company considers the carrying cost of its financial assets and liabilities, which consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable, notes payable and long-term debt, to approximate the fair value of the respective assets and liabilities at October 31, 2010 and 2009. See Note 8 for further discussion of the Company’s fair value measurements.

Trade Receivables Trade receivables are reported in the consolidated balance sheets at outstanding principal less any allowance for doubtful accounts. The Company writes off uncollectible receivables against the allowance for doubtful accounts when the likelihood of collection is remote. The Company considers receivables past due if not paid by their respective due date. The Company performs ongoing credit evaluations of its customers and, in general, extends credit without requiring collateral. The Company maintains an allowance for doubtful accounts, which is determined based on historical experience, existing economic conditions and management’s expectations of losses. The Company analyzes historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Losses have historically been within management’s expectations.  The allowance for doubtful accounts was approximately $100,000 as of October 31, 2010 and 2009.

Concentration of Credit Risk and Significant Customers Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Concentrations of credit risk with respect to accounts receivable are present due to the relatively small number of customers comprising the Company’s customer base. However, the credit risk is reduced through the Company’s ongoing efforts to monitor its exposure for credit losses.  At October 31, 2010 and 2009, three customers accounted for approximately 47% and 51%, respectively, of the Company’s outstanding accounts receivable balance. Included in these amounts is one of the Company’s customers that represented 32% and 26% of the Company’s outstanding accounts receivable balance at October 31, 2010 and 2009, respectively.

Inventories Inventories are stated at the lower of cost or market and include appropriate elements of material, labor and indirect costs. Inventories are valued using a weighted average approach that approximates the first-in, first-out method. The Company analyzes both historical and projected sales volumes and, when needed, writes down the value of inventory that is either obsolete, slow moving or impaired.  Abnormal amounts of inventory costs related to, among other things, idle facilities, freight handling and waste material expenses are recognized as period charges and expensed as incurred.

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

Goodwill and Other Intangible Assets Goodwill is tested for impairment annually, on August 1, or more frequently when events occur or circumstances change that would more likely than not reduce the fair value of the asset below its carrying amount. The Company’s reporting units are consistent with its operating segments.  See Note 4 for discussion of the Company’s segments.  The fair value of our reporting units is based on the income approach.  The Company’s fiscal 2010 goodwill test indicated no impairment.

Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. The Company’s amortizing intangible assets, which consist primarily of patents, licenses, trademarks unrelated to Amerifit and customer relationships resulting from the Amerifit acquisition are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally 10 to 18 years.

Trademarks resulting from the Amerifit acquisition have an indefinite useful life and, therefore, will not be amortized but will be tested for impairment on an annual basis and between annual tests if management becomes aware of any events occurring or changes in circumstances that would potentially indicate a reduction in the fair value of the trademarks below their carrying amounts. Furthermore, during this non-amortizing period, the trademarks will be evaluated to determine whether events and circumstances continue to support an indefinite useful life. If a trademark not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

See Note 3 for further discussion of the goodwill and other intangible assets associated with the Company’s acquisition of Amerifit.

Impairment of Long-Lived Assets The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Assets are grouped and evaluated for impairment at the lowest level for which there is identified cash flows.  The Company performs an impairment test if the forecast of undiscounted cash flows is less than an asset’s carrying amount.  The impairment to be recognized is measured by the amount by which the carrying amount of assets exceeds the fair value of the assets. The Company measures fair value using an income approach and evaluating other market transactions.  See Note 19 for discussion of the impairment of certain production assets resulting from the Winchester plant restructuring.

Reclassification Advertising and promotion expenses have been reclassified from selling, general and administrative expenses in both fiscal 2009 and 2008.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (“VSOE”), if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. The Company does not anticipate that the adoption of ASU 2009-13 will have a material effect on its consolidated financial statements.

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

Upon the closing of the acquisition, Martek paid total cash consideration of approximately $218 million, of which $27 million was placed in escrow to secure certain post-closing adjustment obligations and certain indemnification obligations.  Since the acquisition date the parties have resolved the post-closing adjustments, which consisted of the final determinations of Amerifit’s net debt level and net working capital at the closing.  Such resolution resulted in the release from escrow of $2 million to Amerifit’s former equity holders.  Subject to claims being made associated with post-closing indemnification obligations, the remaining $25 million will be released from escrow on defined dates through February 2013 to the former equity holders.

To finance the Amerifit acquisition, Martek utilized existing cash of approximately $115 million, proceeds from the $75 million Term Loan (as defined below), $11 million drawn from the Revolver (as defined below) and approximately $17 million of cash held by Amerifit at closing.  See Note 13 for additional discussion of the debt instruments.

Under the acquisition method of accounting, the total purchase price is allocated to Amerifit’s net tangible and intangible assets based on their estimated fair values as of the February 12, 2010 closing date of the acquisition. The table below summarizes the preliminary allocation of the purchase price based upon fair values of assets acquired and liabilities assumed at February 12, 2010. This preliminary allocation is based upon information that was available to management at the time the financial statements were prepared. Accordingly, the allocation may change. The Company, however, has no information that indicates the final purchase price allocation could differ materially from the preliminary estimates noted below.

(In thousands)

Assets
Cash	$17,145
Accounts receivable	13,006
Inventories	7,634
Other current assets	2,139
Identifiable intangible assets	137,260
Property and equipment	1,813

Total identifiable assets acquired	178,997

Liabilities
Accounts payable and accrued expenses	(12,128)
Deferred tax liability	(46,931)
Other liabilities	(818)

Total liabilities assumed	(59,877)

Net identifiable assets acquired	119,120
Goodwill	98,768

Net assets acquired	$217,888

The estimated fair value of the inventory acquired resulted in a $1.9 million step-up from historical cost to fair value, which was ultimately recognized as a cost of product sales for the year ended October 31, 2010  in the accompanying consolidated statements of income. The fair valuation of the acquired inventory was performed using observable inputs, including product margins of entities similar to Amerifit.  The cost basis of all other current assets acquired, all current liabilities assumed and of all acquired property and equipment approximated their fair values.

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

The Company used the income method to estimate the value of Amerifit’s customer relationships. Through this approach, the fair value of these customer relationships was determined by discounting to their present value the estimated cash flows associated with the existing customers as of the date of acquisition taking into consideration estimated attrition of the existing customer base. The estimated cash flows were based on revenues for those existing customers, net of operating expenses and other intangible assets that contribute to the projected cash flow from those customers. The projected revenues were based on assumed revenue growth rates and customer renewal rates. Operating expenses were estimated based on the supporting infrastructure expected to sustain the assumed revenue growth rates. A discount rate was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital, which includes unobservable inputs. Martek expects to amortize the value of Amerifit’s customer relationships using an accelerated method over a period of 18 years, which is the period over which the acquired customers are expected to contribute future cash flows to the Company. An accelerated amortization method was considered the most appropriate means of reflecting the consumption of the asset relative to the pattern of economic benefits derived from the customer relationships.

The Company used the relief-from-royalty method to estimate the fair value of Amerifit’s trademarks. Through this method, the fair value of the trademarks was determined based on the present value of the projected cost savings attributable to the ownership of the asset. This approach is based on the theory that the owner of the intangible asset is relieved of paying a royalty or license fee for the use of the trademark. The method included assumptions related to projected revenues attributable to the trademark and a reasonable market royalty rate that would otherwise be charged by a licensor of the trademark to a licensee of the trademark. A discount rate was based on the risks associated with the respective cash flows taking into consideration the Company’s weighted average cost of capital, which includes unobservable inputs.  As there are believed to be no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the acquired trademarks are expected to contribute directly or indirectly to our future cash flows, the trademarks are determined to have an indefinite useful life.

The Company used the cost approach to value the DMF.  The cost approach measures the value of an asset by the cost to replace it with another of like utility.

Deferred Income Taxes

The $46.9 million net deferred tax liability resulting from the acquisition is comprised of $49.0 million of deferred tax liabilities primarily related to the difference between the book and tax basis of the identifiable intangible assets and $2.1 million of deferred tax assets primarily related to federal and state net operating loss carryforwards acquired.

Goodwill

The excess of the consideration transferred over the fair values assigned to the identifiable assets acquired and liabilities assumed was $98.8 million, which represents the goodwill amount resulting from the acquisition. Management believes that the goodwill mainly represents the future earnings potential of Amerifit.  The Company has recorded the goodwill as an intangible asset in our consolidated balance sheet as of the acquisition date and has attributed the goodwill to Martek’s branded consumer health products segment.  None of the goodwill generated from the Amerifit acquisition is expected to be deductible for tax purposes.

Results of Operations

The results of operations of Amerifit since February 12, 2010 have been included in the Company’s consolidated statements of income. This includes revenue of $61.4 million and income from operations of $9.6 million for the fiscal year ended October 31, 2010.

Unaudited Pro Forma Information

The following unaudited pro forma information presents the combined results of operations of Martek and Amerifit for the fiscal years ended October 31, 2010 and 2009 as if the acquisition of Amerifit had been completed on November 1, 2008 with adjustments to give effect to pro forma events that are directly attributable to the acquisition.  The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of Martek and Amerifit. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

The following table summarizes the unaudited pro forma results of operations (in thousands, except per share amounts):

	Fiscal year ended October 31,
	2010	2009

Revenues	$473,634	$421,203

Net income	$38,256	$37,418

Net income per share
Basic	$1.15	$1.13
Diluted	$1.14	$1.12

The table above includes nonrecurring pro forma adjustments directly attributable to the Amerifit acquisition totaling $10.1 million in fiscal 2010 (additions to pro forma net income) and $10.5 million in fiscal 2009 (reductions to pro forma net income).  These adjustments largely result from a shifting from fiscal 2010 to fiscal 2009 of acquisition financing costs, transaction expenses and the one-time inventory step-up costs in order to properly reflect the completion of the acquisition on November 1, 2008, as noted above.

4. SEGMENT INFORMATION

Martek operates in two material business segments, the development and commercialization of high-value nutritional ingredients from microbial sources and, with the acquisition of Amerifit in February 2010, the marketing and sale of branded consumer health products.  Outside of these two segments, the Company derives revenues primarily from contract manufacturing and collaborations, which are included in “other” in the tables below.

Martek measures segment performance based on income from operations. As follows are segment revenues and overall segment operating performance (in thousands):

	Fiscal year ended October 31,
	2010	2009	2008

Segment Revenues
Branded consumer health products	$61,385	$—	$—
Nutritional ingredients	371,921	327,026	334,521
Other	16,717	18,171	17,841
Total	$450,023	$345,197	$352,362

Segment Income From Operations
Branded consumer health products	$9,605	$—	$—
Nutritional ingredients	39,972	64,168	56,867
Other	1,269	(552)	(683)
Total	$50,846	$63,616	$56,184

Included in segment operating performance is depreciation and amortization attributed to the branded consumer health products segment of approximately $4.9 million for the fiscal year ended October 31, 2010.  Included in segment operating performance is depreciation and amortization attributed to the nutritional ingredients segment of $30.7 million, $28.9 million and $28.6 million in the fiscal year ended October 31, 2010, 2009 and 2008 respectively.

Approximately 60%, 62% and 67% of the Company’s nutritional ingredients sales in fiscal 2010, 2009 and 2008, respectively, were generated by sales to its top three nutritional ingredients customers.  Included in these amounts is one of the Company’s customers that accounted for approximately 30%, 30%, and 36% of nutritional ingredients sales in fiscal 2010, 2009 and 2008, respectively.  In addition, approximately 40% of the Company’s branded consumer health products sales in the fiscal year ended October 31, 2010 were generated by sales to two customers. Approximately 50%, 55% and 60% of the Company’s nutritional ingredients sales were to domestic customers in each of fiscal 2010, 2009 and 2008, respectively.  Virtually all sales of branded consumer health products are to customers in the United States.

Assets of the branded consumer health products segment total $256.6 million at October 31, 2010, including goodwill of $98.8 million.  The remainder of the Company’s assets and goodwill are almost entirely related to the operations of the nutritional ingredients segment, and the Company’s capital expenditures in fiscal 2010 related almost entirely to investment in the nutritional ingredients segment.  See Note 19 for further discussion of the non-cash asset impairment charge recognized on certain assets in the nutritional ingredients segment as a result of the Company’s restructuring of its Winchester manufacturing facilities in September 2010.

Income tax provision attributable to the branded consumer health products segment was $3.7 million in fiscal 2010, with the remainder attributable to the nutritional ingredients segment.  Income tax provision in fiscal 2009 and fiscal 2008 was attributable primarily to the nutritional ingredients segment.

5. EQUITY-BASED COMPENSATION

As of October 31, 2010, the Company had stock options and restricted stock units outstanding that were previously granted under the Company’s 1997 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Incentive Plan, the 2003 New Employee Stock Option Plan and the 2004 Stock Incentive Plan, collectively referred to as the “Equity-Based Compensation Plans.” Option awards under the Equity-Based Compensation Plans are granted at prices as determined by the Compensation Committee, but are not less than the fair market value of the Company’s common stock on the date of grant. Stock options granted and outstanding include only non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant. Restricted stock units granted generally vest over periods of up to 62 months from the date of grant.  At October 31, 2010, approximately 900,000 shares of common stock were available for future grants under the Equity-Based Compensation Plans.

Stock Options

The Company did not grant any stock options during the years ended October 31, 2010 and 2009, and the Company granted 18,094 stock options during the year ended October 31, 2008.  The Company has utilized the Black-Scholes-Merton valuation model for estimating the fair value of the stock options granted.  Based upon the Black-Scholes-Merton valuation model, the stock options granted in fiscal 2008 had a total fair value of $150,000.  As follows are the weighted average assumptions used in valuing the stock options granted during the year ended October 31, 2008 and a discussion of the Company’s methodology for developing each of the assumptions used:

	Year ended October 31,
	2010	2009	2008

Expected volatility	n/a	n/a	48.5%
Risk-free interest rate	n/a	n/a	3.2%
Expected life of options	n/a	n/a	2 years
Expected dividend yield	n/a	n/a	0%
Forfeiture rate	n/a	n/a	0%

Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility over the expected life of the option. From fiscal 2006 through fiscal 2010, the Company’s annual volatility ranged from 46.9% to 60.2% with an average of 54.8%.

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

The weighted average fair market value of the options at the date of grant for options granted during the year ended October 31, 2008 was $8.29.  A summary of the Company’s options as of October 31, 2010 is presented below:

	Number of Shares	Weighted Average	Aggregate Intrinsic Value	Weighted Average Remaining Contractual
	(in thousands)	Price per Share	(in thousands)	Term (years)

Options outstanding at November 1, 2009	2,448	$41.41

Granted	—	$—
Exercised	(125)	$15.25
Cancelled and forfeited	(219)	$41.21

Options outstanding at October 31, 2010	2,104	$42.98	$1,437	3.0
Options exercisable at October 31, 2010	2,103	$42.99	$1,437	3.0
Vested and expected to vest at October 31, 2010	2,104	$42.98	$1,437	3.0

The total intrinsic value of stock options exercised during the years ended October 31, 2010, 2009 and 2008 was approximately $800,000, $500,000 and $4.5 million, respectively.  The total fair value of options vested during the years ended October 31, 2010, 2009 and 2008 was approximately $30,000, $200,000 and $1.0 million, respectively. Unrecognized compensation cost related to unvested stock options as of October 31, 2010 is not material.

Restricted Stock Units

Restricted stock units represent rights to receive common shares at a future date. There is no exercise price and no monetary payment is required for receipt of restricted stock units or the shares issued in settlement of the award. The Company granted 474,424, 302,801 and 223,143 restricted stock units during years ended October 31, 2010, 2009 and 2008, respectively, which generally vest over periods of up to 62 months from the date of grant.  The total fair value of the restricted stock units granted during the years ended October 31, 2010, 2009 and 2008 of $9.1 million, $7.9 million and $7.3 million, respectively, was based on the fair market value of the Company’s common stock on the date of grant.

The fair value at the time of the grant is amortized to expense on a straight-line basis over the period of vesting. Pre-vesting forfeitures were estimated to be approximately 5%.  The weighted average grant date fair value of restricted stock units granted during the years ended October 31, 2010, 2009 and 2008 was $19.16, $26.03 and $32.88, respectively.  The total fair value of restricted stock units vested during the years ended October 31, 2010 and 2009 was approximately $3.9 million ($25.68 weighted average fair value per share) and $2.9 million ($28.25 weighted average fair value per share), respectively. A summary of the Company’s restricted stock units as of October 31, 2010 is presented below:

	Number of Shares	Aggregate Intrinsic Value	Weighted Average Remaining Contractual
	(in thousands)	(in thousands)	Term (years)

Restricted stock units outstanding at November 1, 2009	572

Granted	474
Vested	(150)
Cancelled and forfeited	(94)

Restricted stock units outstanding at October 31, 2010	802	$17,608	5.3
Vested and expected to vest at October 31, 2010	747	$16,396	5.2

As of October 31, 2010, there was approximately $14.8 million remaining in unrecognized compensation cost related to restricted stock units. The cost is expected to be recognized through fiscal 2014 with a weighted average recognition period of approximately two years.

The Company recognized $4.8 million, $4.0 million and $3.2 million in the years ended October 31, 2010, 2009 and 2008, respectively, in compensation cost related to equity-based compensation arrangements. Such costs were recorded approximately 75%, 15% and 10% as selling, general and administrative expenses, research and development expenses and cost of revenues, respectively, in all periods. The total income tax benefit recognized in the income statement for equity-based compensation arrangements was approximately $1.6 million, $1.5 million and $1.2 million in the years ended October 31, 2010, 2009 and 2008, respectively.  Equity-based compensation cost capitalized as part of inventory during the years ended October 31, 2010, 2009 and 2008 was approximately $400,000, $400,000 and $300,000, respectively.

6. DSM SUPPLY AND LICENSE AGREEMENT

In July 2009, the Company entered into the First Amended and Restated ARA Alliance, Purchase, and Production Agreement (the “Restated Agreement”) with DSM. The Restated Agreement, which extends the original supply term through December 31, 2023,  amended, consolidated and restated all existing agreements between the two parties governing the cross-licensing, purchase, supply and production of ARA. While, subject to certain limited exceptions, Martek is committed to purchasing all of its ARA requirements from DSM through the term of the Restated Agreement, the Restated Agreement also set minimum ARA purchase quantities for Martek in calendar years 2010 and 2011.  As of October 31, 2010, the value of the remaining calendar year 2010 and full calendar year 2011 minimum purchase requirements are approximately $22.5 million and $87.1 million, respectively. These minimum purchase quantities approximate the amounts expected to be procured by Martek in the normal course of business.

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

See Note 11 for discussion of the license granted by DSM to the Company in connection with the April 2004 agreement between the parties.

7. INVESTMENTS

At October 31, 2010 and October 31, 2009 the Company has investments consisting of auction rate securities (“ARS”), the underlying assets of which are student loans originated under the Federal Family Education Loan Program (“FFELP”).  FFELP student loans are guaranteed by state guarantors who have reinsurance agreements with the U.S. Department of Education.  These ARS are intended to provide liquidity via an auction process that resets the applicable interest rate approximately every 30 days and allows the Company to either roll over its holdings or gain immediate liquidity by selling such investments at par. The underlying maturities of these investments range from 16 to 37 years. Since February 2008, as a result of negative conditions in the global credit markets, the large majority of the auctions for the Company’s investment in these securities have failed to settle, resulting in Martek continuing to hold such securities.  Consequently, the investments held at October 31, 2010 are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the investments reach their contractual maturity date.

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

As of October 31, 2010, the Company’s ARS holdings are classified as “available for sale” and have a cost basis of approximately $5.6 million and a fair value of approximately $5.0 million. The total decline in fair value of $600,000 has been recorded as a net reduction to other comprehensive income. The Company believes that the unrealized losses on these ARS are temporary.   In making this determination, Martek primarily considered the financial condition of the issuers, collateralization underlying the securities, the intent of the Company to sell the impaired security, and whether the Company will be required to sell the security prior to the anticipated recovery in market value.  The Company continues to monitor the market for ARS and consider its impact, if any, on the fair value of these investments. If the Company determines that any valuation adjustment is other than temporary, the Company would record an impairment charge to earnings.  Due to the underlying maturities of these investments and the Company’s belief that the market for the ARS will take in excess of twelve months to fully recover, the fair value of such ARS is classified as long-term investments in the accompanying consolidated balance sheet as of October 31, 2010.  Net unrealized gains associated with these ARS during the fiscal year ended October 31, 2010 totaled approximately $500,000. In the twelve months ended October 31, 2009, the Company recognized $300,000 as a reduction to other comprehensive income related to the temporary unrealized losses associated with these ARS.

In November 2008, the Company executed a Put Agreement with a financial institution that provided Martek the ability to sell certain of its ARS to the financial institution and allowed the financial institution, at its sole discretion, to purchase such ARS at par during the period June 30, 2010 through July 2, 2012. Upon execution of the Put Agreement, the Company no longer had the intent or unilateral ability to hold the ARS covered by the Put Agreement to maturity. Therefore, the Company classified such investments as “trading”.  As of October 31, 2009, the ARS holdings to which the Put Agreement relates had a cost basis of approximately $7.4 million and fair value of approximately $6.1 million. In addition, as of October 31, 2009, the Put Agreement had a fair value of $1.2 million. Both the fair value of the Put Agreement as well as the related ARS were classified as short-term investments in the accompanying balance sheet as of October 31, 2009.  On June 30, 2010, the Company exercised its rights under the Put Agreement, which resulted in the sale of the related ARS and the receipt by Martek of $7.3 million, the par value of such ARS.   The Company had elected to adopt the fair value option for the Put Agreement so that changes in the fair value of this asset would largely offset the fair value movements of the related ARS. As such, only an immaterial net gain was recorded by the Company upon recognition of gain on the sale of the ARS covered by the Put Agreement and loss upon settlement of the Put Agreement. Total net gains associated with the ARS sold and Put Agreement exercised were also immaterial during the fiscal year ended October 31, 2010. In the fiscal year ended October 31, 2009, the Company recognized a $1.3 million impairment charge on these ARS, which was recognized in interest and other income in the consolidated statements of income.  The impairment charge consisted of $1.0 million of unrealized losses reclassified from other comprehensive income and approximately $300,000 of unrealized fair value declines occurring after such reclassification. In the fiscal year ended October 31, 2009, the Company recognized a gain of $1.2 million related to the Put Agreement, which was recognized in interest and other income in the consolidated statements of income.

As of October 31, 2009, the Company’s ARS holdings not covered by the Put Agreement had a cost basis of approximately $5.6 million and a fair value of approximately $4.5 million. The total decline in fair value of $1.1 million was recorded as a net reduction to other comprehensive income with approximately $300,000 of such total recorded during the year ended October 31, 2009. As of October 31, 2008, the Company’s ARS totaled $11.3 million and during the year ended October 31, 2008, the Company recorded unrealized losses on these ARS of approximately $1.8 million in other comprehensive income.

In December 2010, the Company sold ARS with a par value and cost basis of $2.0 million and received proceeds which approximated such cost basis.

8. FAIR VALUE MEASUREMENTS

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

As of October 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These financial assets were as follows (in thousands):

	As of October 31, 2010
	Level 1	Level 2	Level 3	Balance

Assets
Available-for-sale securities (1)	$—	$—	$4,955	$4,955
Investments in money market funds (2)	35,485	—	—	35,485
Exchange rate forward contracts (3)	—	1,739	—	1,739
Total assets	$35,485	$1,739	$4,955	$42,179

(1)          Included in long-term investments in the accompanying consolidated balance sheets.

(2)          Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(3)          Included in other current assets in the accompanying consolidated balance sheets.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for fiscal year ended October 31, 2010 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on November 1, 2009	$10,575	$1,221	$11,796

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	1,270	(1,221)	49
Included in other comprehensive income	460	—	460
Purchases, sales, issuances and settlements, net	(7,350)	—	(7,350)
Balance on October 31, 2010	$4,955	$—	$4,955

(1) See Note 7 for discussion of Auction Rate Securities and related Put Agreement.

The table below provides a reconciliation of the beginning and ending balances of the Company’s investments measured at fair value using significant unobservable inputs (Level 3) for the fiscal year ended October 31, 2009 (in thousands):

	Auction Rate Securities	Put Agreement	Total

Balance on November 1, 2008	$11,336	$—	$11,336

Transfers to/(from) Level 3	—	—	—
Total gains (losses) (realized or unrealized): (1)
Included in earnings	(1,270)	1,221	(49)
Included in other comprehensive income	709	—	709
Purchases, sales, issuances and settlements, net	(200)	—	(200)
Balance on October 31, 2009	$10,575	$1,221	$11,796

(1) See Note 7 for discussion of Auction Rate Securities and related Put Agreement.

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

9.  INVENTORIES

Inventories consist of the following (in thousands):

	October 31,
	2010	2009

Finished goods	$35,352	$56,203
Work in process	51,410	56,501
Raw materials	7,214	3,475

Inventories	$93,976	$116,179

Inventory levels are evaluated by management based upon anticipated product demand, shelf-life, future marketing plans and other factors. Write-downs for obsolete and slow-moving inventories are recorded for amounts that may not be realizable.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	October 31,
	2010	2009

Land	$2,320	$2,320
Building and improvements	48,246	67,094
Machinery and equipment	163,149	266,257
Furniture and fixtures	3,354	3,094
Computer hardware and software	18,944	17,220
	236,013	355,985
Less: accumulated depreciation and amortization	(30,860)	(113,437)
	205,153	242,548
Construction in progress	16,617	9,731

Property, plant and equipment, net	$221,770	$252,279

Depreciation and amortization expense on property, plant and equipment totaled approximately $22.8 million, $22.5 million and $21.5 million for the years ended October 31, 2010, 2009 and 2008, respectively.

Assets available for commercial use that were not in productive service had a net book value of $45.6 million and $34.4 million at October 31, 2010 and 2009, respectively.  Depreciation as well as certain other fixed costs related to such idle assets is recorded as cost of product sales in the accompanying consolidated statements of income.

11.  INTANGIBLE ASSETS

Intangible assets and related accumulated amortization consist of the following (in thousands):

	October 31, 2010			October 31, 2009
		Accumulated			Accumulated
Intangible Asset	Gross	Amortization	Net	Gross	Amortization	Net

Trademarks (amortizing)	$2,329	$(1,175)	$1,154	$2,202	$(1,004)	$1,198
Customer relationships	91,400	(4,237)	87,163	—	—	—
Patents	32,141	(13,252)	18,889	25,732	(9,046)	16,686
Current products	10,676	(6,075)	4,601	10,676	(5,363)	5,313
Licenses and other	27,900	(8,698)	19,202	24,899	(5,465)	19,434
	164,446	(33,437)	131,009	63,509	(20,878)	42,631

Trademarks (indefinite-lived)	45,400	—	45,400	—	—	—
Goodwill	150,360	—	150,360	51,592	—	51,592

	$360,206	$(33,437)	$326,769	$115,101	$(20,878)	$94,223

Goodwill increased $98.8 million due to the acquisition of Amerifit in our branded consumer health products segment.   See Note 3 for discussion of the additions to trademarks, customer relationships and goodwill resulting from the Amerifit acquisition in February 2010.

In April 2004, the Company was granted a license by DSM related to certain technologies associated with the manufacture of ARA.  This grant involved a license fee totaling $10 million, which is being amortized over 15 years using the straight-line method.  In addition, as part of the July 2009 Restated Agreement, certain other intangible assets were acquired from DSM by Martek for approximately $11.0 million.  See Note 6 for further discussion of these intangible assets.

In February 2009, Martek entered into a license agreement with General Mills for certain patented technology expected to be used in the production of Martek’s life’sDHA™ for certain applications. Under the agreement, Martek was granted a perpetual and generally exclusive license to the technology. As consideration for this license, Martek paid an upfront license fee of $1.0 million.  In April 2010, certain development goals were achieved by the licensor related to the licensed technology which has resulted in future license payment obligations for Martek.  Therefore, in April 2010, the Company recorded the present value of such future payments, totaling approximately $2.5 million, as an additional license fee asset as well as a license fee obligation, to be paid quarterly through fiscal 2013.   In addition, Martek will be required to pay royalties of up to 4.5% of sales of products produced using the licensed technology, including certain minimum royalty payments of approximately $1.8 million, and may be required to pay additional license fees of approximately $2.2 million if certain commercially beneficial rights are exercised by the Company in the future.  The license fees paid in connection with this arrangement are being amortized over 10 years.

Current products relate to the value assigned to the assets acquired as part of the OmegaTech acquisition in fiscal 2002.

Most of the amortization associated with the Company’s intangible assets is reflected in amortization of intangible assets in the accompanying consolidated statements of income.  Included in amortization of intangible assets is approximately $9.5 million, $5.6 million and $6.6 million in the years ended October 31, 2010, 2009 and 2008, respectively, related to assets supporting the Company’s commercial products and approximately $1.0 million, $800,000 and $800,000, respectively, related to assets supporting the Company’s research and development initiatives.

The Company recorded patent amortization expense of approximately $4.4 million, $4.0 million and $4.7 million in the years ended October 31, 2010, 2009 and 2008, respectively.  The Company recorded customer relationships amortization expense of approximately $4.2 million from the date of acquisition through October 31, 2010.

Based on the current amount of intangible assets subject to amortization, the estimated total amortization expense for each year in fiscal 2011 through fiscal 2015 will be approximately $14.9 million, $13.5 million, $13.1 million, $12.5 million and $9.6 million, respectively. As of October 31, 2010, the weighted average remaining useful lives of the Company’s trademarks, patents, core technology, current products, licenses and customer relationships are 7 years, 9 years, 7 years, 7 years, 7 years and 17 years, respectively.

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	October 31,
	2010	2009

Compensation and employee benefits	$20,255	$9,677
Income and business tax liabilities	2,318	4,091
Customer-related	7,328	1,490
Other	6,118	2,985

	$36,019	$18,243

Customer- related accrued liabilities primarily relate to deferred customer credits, estimated discounts on volume purchases, customer trade-promotion programs and estimated customer returns.

13.  NOTES PAYABLE AND LONG-TERM DEBT

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

There were no amounts outstanding under the Former Facility during the years ended October 31, 2008 and 2009 nor from November 1, 2009 through its refinancing in January 2010.   There have been no amounts outstanding on the Revolver since April 2010. The weighted average annual commitment fee rate on unused amounts under the Revolver was approximately 0.2% for the fiscal year ended October 31, 2010.   The weighted

average annual commitment fee rate on unused amounts under the Former Facility in the first quarter of fiscal 2010 was approximately 0.1%.  The commitment fee rate under the Credit Agreement of up to 0.50% on the Revolver is based on the Company’s consolidated leverage ratio during each preceding fiscal quarter. Among other things, the Credit Agreement contains restrictions on future debt, the payment of dividends and the further encumbrance of assets. In addition, the Credit Agreement requires that the Company comply with specified financial ratios and tests, including minimum coverage ratios and maximum leverage ratios.   As of October 31, 2010, the Company was in compliance with all debt covenants.

In connection with the Credit Agreement financing, the Company incurred debt issuance costs totaling approximately $3.9 million. Such amounts were allocated to the Term Loan and the Revolver on a pro-rata basis. Amounts allocated to the Term Loan are amortized using the effective interest method and amounts allocated to the Revolver are amortized using the straight-line method. Due to the full repayment of the Term Loan in July 2010, the Company accelerated the amortization of the attributable debt issuance costs resulting in amortization expense of $1.7 million from the date of funding on February 12, 2010 through October 31, 2010. Amortization of amounts allocated to the Revolver totaled $600,000 from the date of funding on February 12, 2010 through October 31, 2010.

As of October 31, 2010, the Company holds a promissory note to a municipality.  The annual maturity of this note payable at October 31, 2010 is summarized as follows (in thousands):

Fiscal Year

2011	$17
2012	18
2013	19
2014	21
2015	22
Thereafter	220
$317

During the year ended October 31, 2010, the Company incurred interest on borrowings of $1.2 million, including $900,000 and $200,000 related to the Term Loan and the Revolver, respectively, and recorded amortization of related deferred financing fees as described above.  During the years ended October 31, 2009 and 2008, the Company incurred interest on borrowings of approximately $200,000 and $500,000, respectively, and recorded amortization of related deferred financing fees of approximately $200,000 in each of 2009 and 2008.  Interest costs have been capitalized to the extent that the related borrowings were used to cover the balance of projects under construction No interest was capitalized in the years ended October 31, 2010 and 2009. During the year ended October 31, 2008, approximately $100,000 of interest was capitalized.

The carrying amounts of notes payable and long-term debt at October 31, 2010 and 2009 approximate their fair values based on instruments of similar terms available to the Company.

14. COMMITMENTS AND CONTINGENCIES

Leases The Company leases its Columbia, Maryland premises under an operating lease. In fiscal 2010 and 2009 the Company expanded its Columbia leased space by an additional 9% and 30%, respectively.   The leases expire through January 2020 and include annual rent escalations of 2.5%.

The Company also leases its premises in Boulder, Colorado under an operating lease that expires in May 2011. The terms of the lease include annual rent escalations of 3.5%. The Company also leases office and warehouse facilities in Cromwell, Connecticut under operating leases that expire in April 2012. The terms of the leases include annual rent escalations of 2.5% to 9%, respectively.

Additionally, the Company leases certain equipment under operating leases at its Winchester, Kentucky and Kingstree, South Carolina manufacturing facilities and its Boulder offices.

Rent expense was approximately $2.7 million, $2.1 million and $2.0 million for the years ended October 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under operating leases at October 31, 2010 are as follows (in thousands):

Fiscal Year

2011	$1,917
2012	1,411
2013	1,154
2014	1,163
2015	959
Thereafter	3,323
$9,927

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

In May 2008, the Company entered into a collaboration agreement with Dow AgroSciences to jointly develop and commercialize a canola seed that produces DHA.  Martek and its co-collaborator anticipate a multi-year effort to produce this oil. The Company’s financial commitments associated with this development initiative are subject to the successful completion of identified milestones.  As of October 31, 2010, the Company has fulfilled its financial commitment, primarily through internal research efforts, to the first projected milestone date.  Commitments thereafter, also primarily through internal research efforts, assuming successful achievement of all identified milestones, total approximately $5.6 million.

In August 2009, the Company entered into a collaboration agreement with BP for the joint development of biofuels from microbial oils. Under the terms of the agreement, Martek and BP will work together to establish proof of concept for large-scale, cost-effective microbial biodiesel production through fermentation. In connection with this agreement, BP has agreed to contribute up to $11 million, of which approximately $5 million has already been contributed, to the initial phases of the collaboration, which utilizes Martek’s significant expertise in microbial oil production and BP’s production and commercialization experience in biofuels as the platform for the joint development effort. Martek will perform the biotechnology research and development associated with the initial phases and receive fees from BP for such efforts.  All intellectual property owned prior to the execution of the collaboration agreement will be retained by each respective company, and all intellectual property developed during the collaboration period will be owned by BP, with an exclusive license to Martek for commercialization in nutrition, cosmetic and pharmaceutical applications. Additionally, each party is entitled to certain commercial payments from the counterparty for commercialization of the technology in the other party’s fields of use.

Purchase Commitments   See Note 6 for discussion of purchase commitments to DSM.

Patent Infringement Litigation In September 2003, the Company filed a patent infringement lawsuit in the U.S. District Court in Delaware against Nutrinova Nutrition Specialties & Food Ingredients GmbH (“Nutrinova”) and others alleging infringement of certain of our U.S. patents.  In December 2005, Nutrinova’s DHA business was sold to Lonza Group LTD, a Swiss chemical and biotechnology group, and the parties agreed to add Lonza to the U.S. lawsuit.  In October 2006, the infringement action in the United States was tried, and a verdict favorable to Martek was returned.  The jury found that the defendants infringed all the asserted claims of three Martek patents and that these patents were valid.  It also found that the defendants willfully infringed one of these patents.  In October 2007, the judge upheld the October 2006 jury verdict that the defendants infringed all of the asserted claims of U.S. Patent Nos. 5,340,594 and 6,410,281 and that these patents were not invalid. The judge has granted a permanent injunction against the defendants with respect to those two patents.  The judge also upheld the jury verdict that the defendants had acted willfully in their infringement of U.S. Patent No. 6,410,281.  Regarding the third patent involved in the case, U.S. Patent No. 6,451,567, the judge reversed the jury verdict and found that the asserted claims of this patent were invalid.  Martek’s request to the judge to reconsider his ruling on the third patent was denied.  Martek and the defendants appealed aspects of the judge’s final decision and a hearing was held before the U.S. Court of Appeals in April 2009.  In September 2009, the Court of Appeals ruled in Martek’s favor on all of the patents that were the subject of the appeal, which included U.S. Patent Nos. 5,340,594, 6,410,281, 6,451,567 noted above and 5,698,244, which was included in Martek’s appeal as a result of the trial court’s decision at a pre-trial hearing on the meaning and scope of the patent claims in dispute. With respect to U.S. Patent No. 5,698,244, the Court of Appeals reversed the trial court’s interpretation of certain claim language and remanded this patent to the trial court for further proceedings.  U.S. Patent Nos. 5,340,594 and 6,454,567 have expired and U.S. Patent Nos. 6,410,281 and 5,698,244 are scheduled to expire in August 2011 and December 2014, respectively.  The defendants requested a rehearing with the Court of Appeals on the decision, but their request was denied. The trial for U.S. Patent No. 5,698,244 likely will not occur before 2011.  Martek has requested a stay of the litigation until the 5,698,244 reexamination is concluded, and Lonza has requested dismissal, with the possibility of reinstatement of the suit after reexamination.  Additionally, in early 2010 Lonza requested reexamination of U.S. Patent Nos. 6,410,281 and 5,698,244 in the U.S. Patent and Trademark Office, and these two requests have been granted.

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

In connection with these patent lawsuits, the Company has incurred and capitalized significant external legal costs. As of October 31, 2010, the patents being defended in the Lonza matter had a net book value of approximately $3.2 million, including capitalized legal costs, which is being amortized over a weighted average remaining period of approximately four years. This amount is subject to future impairment, in whole or in part, pending the outcome of these patent lawsuits.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Year ended October 31,
	2010	2009	2008

Net income	$27,900	$40,590	$37,667

Weighted average shares outstanding, basic	33,404	33,207	32,951
Effect of dilutive potential common shares:
Stock options	51	92	256
Restricted stock units	120	64	77
Total dilutive potential common shares	171	156	333
Weighted average shares outstanding, diluted	33,575	33,363	33,284

Net income per share, basic	$0.84	$1.22	$1.14
Net income per share, diluted	$0.83	$1.22	$1.13

Stock options to purchase approximately 2.0 million, 2.1 million and 1.5 million shares were outstanding but were not included in the computation of diluted net income per share for the years ended October 31, 2010, 2009 and 2008, respectively, because the effects would have been antidilutive.

16. INCOME TAXES

The income tax provision consisted of the following (in thousands):

	Year ended October 31,
	2010	2009	2008

Current provision:
Federal	$1,558	$531	$768
State	1,118	1,356	2,250
Deferred provision:
Federal	15,491	20,736	15,520
State	1,224	831	1,116

Income tax provision	$19,391	$23,454	$19,654

The difference between the tax provision and the amount that would be computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following (in thousands):

	Year ended October 31,
	2010	2009	2008

Federal income tax expense at 35%	$16,552	$22,415	$20,062

State taxes, net of Federal benefit	252	1,422	1,981
Research and development tax credits	(14)	(186)	(1,608)
Non-deductible transaction costs	697	—	—
Change in valuation allowance	1,271	385	(66)
Other	633	(582)	(715)

Income tax provision	$19,391	$23,454	$19,654

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss carryforwards.  Significant components of the Company’s net deferred income taxes are as follows (in thousands):

	October 31,
	2010	2009

Deferred tax assets:
Accruals and reserves	$7,426	$1,994
Net operating loss carryforwards and credits	14,046	40,132
Forward contracts and investments	—	521
Deferred revenue	3,141	3,745
Equity-based compensation	2,493	2,607
Other	1,969	1,068

Total assets	29,075	50,067

Deferred tax liabilities:
Property, plant and equipment	(22,675)	(26,544)
Patents and trademarks	(1,121)	(2,342)
Acquired intangibles	(49,009)	(2,343)
Goodwill	(2,031)	(1,711)
Forward contracts, investments and other	(620)	—

Total liabilities	(75,456)	(32,940)

Total deferred tax (liability)/asset	(46,381)	17,127
Valuation allowance	(4,186)	(2,915)

Deferred tax (liability)/asset, net of valuation allowance	(50,567)	14,212
Less: current deferred tax asset	(9,212)	(24,303)

Long-term deferred tax (liability) asset	$(59,779)	$(10,091)

Realization of total deferred tax assets is contingent upon the generation of future taxable income in the tax jurisdictions in which the deferred tax assets are located.    The deferred tax asset valuation allowance of $4.2 million and $2.9 million as of October 31, 2010 and 2009, respectively, relates to certain state net operating loss and credit carryforwards whose realizability is uncertain.  Should realization of these deferred tax assets become more likely than not, the resulting valuation allowance reversal would be reflected in income.

The Company has adopted the tax law method for determining the order in which deductions, carryforwards and credits are realized by the Company.

As of October 31, 2010, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $8 million, which expire at various dates between 2024 and 2029. The timing and manner in which U.S. net operating loss carryforwards may be utilized may be limited if the Company incurs a change in ownership as defined under Section 382 of the Internal Revenue Code.  Although the Company has net operating losses available to offset future taxable income, the Company may be subject to Federal alternative minimum taxes.   As of October 31, 2010, the

Company had net operating loss carryforwards for state income taxes of approximately $4.4 million, which expire at various dates between 2012 and 2024.

The Company adopted the provisions of FIN 48 (which is principally codified in ASC 740, “Income Taxes”), effective November 1, 2007.  The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

For the years ended October 31, 2010, 2009 and 2008, interest and penalties recorded were not material.

A reconciliation of the beginning and ending balance of the total amounts of unrecognized tax benefits for the year is as follows (in thousands):

Unrecognized tax benefits at November 1, 2008	$2,001
Gross increases—tax positions in prior period	506
Gross decreases—tax positions in prior period	—
Gross increases—tax positions in the current period	1,771
Settlements with taxing authorities	(36)
Lapse of statute of limitations	—

Unrecognized tax benefits at October 31, 2009	4,242
Gross increases—tax positions in prior period	1,622
Gross decreases—tax positions in prior period	(1,139)
Gross increases—tax positions in the current period	884
Settlements with taxing authorities	—
Lapse of statute of limitations	(168)

Unrecognized tax benefits at October 31, 2010	$5,441

As of October 31, 2010, approximately $2.6 million of unrecognized tax benefits were included in long-term obligations with the remainder reducing deferred tax assets.  Included in the amounts reflected in long-term obligations is approximately $800,000 assumed in connection with the Company’s acquisition of Amerifit.  The entire $5.4 million of unrecognized tax benefits at October 31, 2010 would likely affect the effective tax rate if recognized.  It is reasonably possible that up to $3.9 million of unrecognized tax benefits will change within the next 12 months as various uncertainties are resolved.

The Company is subject to U.S. federal income tax as well as state and local tax in various jurisdictions.   Because the Company’s 2007 U.S. federal income tax return used net operating loss carryforwards dating, in part, back to fiscal 1996, some elements of the income tax returns back to fiscal 1996 are subject to examination.   The Company believes that appropriate provisions for all outstanding items have been made for all jurisdictions and for all open years.

17. EMPLOYEE 401(K) PLAN

The Company maintains an employee 401(k) Plan (the “Plan”). The Plan, which covers all employees 21 years of age or older, stipulates that participating employees may elect an amount up to 100% of their total compensation to contribute to the Plan, not to exceed the maximum allowable by Internal Revenue Service regulations. The Company may make “matching contributions” as a percentage of a participant’s salary, based on a participant’s contributions into the Plan. The Company contribution was approximately $1.2 million, $1.1 million and $1.0 million for the years ended October 31, 2010, 2009 and 2008, respectively.

18. QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarterly financial information for fiscal 2010 and 2009 is presented in the following table (in thousands, except per share data):

	1st	2nd		3rd		4th
	Quarter	Quarter		Quarter		Quarter

2010
Total revenues	$89,756	$123,968	(1)	$117,163	(1)	$119,136	(1)
Cost of revenues	51,170	66,459	(1)	58,658	(1)	56,983	(1)
Income from operations	15,565	22,231	(1)	21,142	(1)	(8,092	)(1),(2)
Net income	9,643	12,517	(1)	11,886	(1)	(6,146	)(1),(2)
Net income per share, basic	0.29	0.37	(1)	0.36	(1)	(0.18	)(1),(2)
Net income per share, diluted	0.29	0.37	(1)	0.35	(1)	(0.18	)(1),(2)

2009
Total revenues	$87,363	$92,411		$77,834		$87,589
Cost of revenues	50,318	53,316		43,804		49,199
Income from operations	15,265	16,899		14,219		17,233
Net income	9,606	11,017		8,928		11,039
Net income per share, basic	0.29	0.33		0.27		0.33
Net income per share, diluted	0.29	0.33		0.27		0.33

(1)          On February 12, 2010, Martek completed the acquisition and obtained 100% of the voting interests of Amerifit, for which operating results are included as of that date. See Note 3 for further discussion.

(2)          In September 2010, Martek completed its plans to restructure its Winchester, Kentucky manufacturing facilities and recognized employee separation and non-cash asset impairment charges in fiscal 2010. See Note 19 for further discussion.

19. WINCHESTER RESTRUCTURING

In September 2010, the Company completed a restructuring of its Winchester, Kentucky manufacturing facilities in an effort to streamline operations, improve capacity utilization, and reduce manufacturing costs and operating expenses. Through this restructuring, Martek has reduced its workforce and transferred the manufacturing and distribution processes previously being performed in Winchester to the Company’s Kingstree, South Carolina site.  As part of the restructuring, in November 2010, the Company sold a significant portion of its Winchester facility to Alltech, Inc. (“Alltech”) for a total of approximately $14 million to be paid over the next four years. The assets sold included a majority of the land and buildings and certain equipment therein, including all production-scale fermentation and recovery equipment.  Remaining in Winchester after the restructuring are activities focused primarily on lab and pilot scale development, limited production, and supply chain management.

As a result of the restructuring, the Winchester, Kentucky and Kingstree, South Carolina production facilities were, in large measure, no longer interdependent.  As such, changes to the Company’s asset groups used for asset impairment testing purposes occurred which, along with the purchase offer by Alltech, led to the need for an asset impairment review and ultimately the recognition by the Company of an asset impairment.

The Company recorded total restructuring charges in its nutritional ingredients segment during fiscal 2010 of $31.3 million.  This restructuring charge was comprised of a non-cash asset impairment charge of approximately $29.2 million and cash charges for employee separation and other costs of $2.1 million. Employee separation costs include severance, medical and other benefits and other costs include primarily miscellaneous expenses associated with the wind down of the Winchester plant.  The asset impairment charge was determined using an income approach, which included unobservable inputs such as market size, penetration levels and appropriate discount rates, as well as a valuation of other market transactions, most notably the Company’s offer received from Alltech.  The Company does not anticipate incurring any material additional restructuring costs in fiscal 2011.

The following table summarizes the activity related to the restructuring charge and liability for restructuring costs (in thousands):

	Employee Separation Costs	Asset Impairment	Other	Total

Initial charge in fiscal 2010	$1,028	$29,176	$1,144	$31,348
Cash payments	(360)	—	(1,144)	(1,504)
Asset impairment	—	(29,176)	—	(29,176)
Liability for restructuring costs at October 31, 2010	$668	$—	$—	$668

20.  SUBSEQUENT EVENT — AGREEMENT AND PLAN OF MERGER

On December 20, 2010, Martek entered into an agreement and plan of merger (the “Merger Agreement”) with Koninklijke DSM N.V. (“Parent”) and Greenback Acquisition Corporation, an indirect wholly-owned subsidiary of Parent (“Purchaser”). Pursuant and subject to the terms of the Merger Agreement, Purchaser will commence, no earlier than January 10, 2011 and no later than January 25, 2010, a tender offer (the “Offer”) to acquire all of the outstanding shares of Martek’s common stock (the “Shares”) for a purchase price of $31.50 per share in cash (the “Offer Price”).  In addition, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Martek (the “Merger”), and Martek will become an indirect wholly-owned subsidiary of Parent. In the Merger, the Shares remaining outstanding following the consummation of the Offer, other than Shares held by Parent or its subsidiaries or by stockholders who have validly exercised their dissenters’ rights under the Delaware General Corporation Law, will be converted into the right to receive the Offer Price.

The obligation of Purchaser to accept for payment and pay for the Shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including, among others, the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, the absence of a Material Adverse Effect on Martek, as defined in the Merger Agreement, and the Merger Agreement not being terminated in accordance with its terms. It is also a condition to Purchaser’s obligation to accept for payment and pay for the Shares tendered in the Offer that more than 50% of the outstanding shares of Martek common stock on a fully-diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn. There is no financing condition to the Offer.  The closing of the Merger is subject to the satisfaction of customary closing conditions, and, depending on the number of Shares held by Parent, Purchaser and their affiliates after Purchaser’s acceptance of the Shares properly tendered in connection with the Offer, approval of the Merger by holders of the outstanding Shares.

Upon the closing of the Merger, all outstanding restricted stock units will vest in full and the shares delivered upon vesting will be converted into the right to receive the merger consideration, which is the Offer Price. On that date, all unvested stock options will also become fully vested. Stock options with an exercise price less than the Offer Price will terminate and the holders will receive, subject to applicable withholding for taxes, the difference between the exercise price of the stock option and the Offer Price.  All other stock options will terminate without any payment.

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

b)             Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Martek’s annual fiscal year ended October 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information relating to our Executive Officers is set forth in Part I of this report under the caption Item 1.  “Business” - “Executive Officers of the Registrant.” Information on our directors and the other information required by this item will be contained in the following sections of our 2011 Definitive Proxy Statement, which sections are hereby incorporated by reference:

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained in the following sections of our 2011 Definitive Proxy Statement, which sections are hereby incorporated by reference:

Directors Compensation

Executive Compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in the following sections of our 2011 Definitive Proxy Statement, which sections are hereby incorporated by reference:

Beneficial Ownership of Common Stock

Equity Compensation Plan Information

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in the following sections of our 2011 Definitive Proxy Statement, which section is hereby incorporated by reference:

Transactions with Related Persons

Director Independence

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be contained in the following sections of our 2011 Definitive Proxy Statement, which section is hereby incorporated by reference:

Independent Auditors

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.  See Part II, Item 8. “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts- Years Ended October 31, 2010 and 2009	90

Other financial statement schedules for the years ended October 31, 2010 and 2009 and financial statement schedules for the year ended October 31, 2008 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SCHEDULE II

MARTEK BIOSCIENCES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED OCTOBER 31, 2010 AND 2009

In thousands

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year

Year ended October 31, 2010:

Sales returns allowance (1)	$—	$4,251	$(1,108)	$3,143

Deferred tax valuation allowance	$2,915	$1,271	$—	$4,186

Year ended October 31, 2009:

Deferred tax valuation allowance	$1,484	$1,766	$(335)	$2,915

(1)          See Note 3 to the consolidated financial statements for discussion of Martek’s acquisition of Amerifit in February 2010.  Additions include $3.6 million of sales returns allowance assumed in the purchase of Amerifit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2010.

MARTEK BIOSCIENCES CORPORATION

By	/s/ Steve Dubin

Steve Dubin Chief Executive Officer and Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Steve Dubin	Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2010
Steve Dubin

/s/ Peter L. Buzy	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration (Principal Financial Officer and Accounting Officer)	December 29, 2010
Peter L. Buzy

/s/ James R. Beery	Director	December 29, 2010
James R. Beery

/s/ Harry J. D’Andrea	Director	December 29, 2010
Harry J. D’Andrea

/s/ Michael G. Devine	Director	December 29, 2010
Michael G. Devine

/s/ Robert J. Flanagan	Director	December 29, 2010
Robert J. Flanagan

/s/ Polly B. Kawalek	Director	December 29, 2010
Polly B. Kawalek

/s/ Jerome C. Keller	Director	December 29, 2010
Jerome C. Keller

Signatures	Title	Date

/s/ Douglas J. MacMaster, Jr.	Director	December 29, 2010
Douglas J. MacMaster, Jr.

/s/ Robert H. Mayer	Director	December 29, 2010
Robert H. Mayer

/s/ David M. Pernock	Director	December 29, 2010
David M. Pernock

/s/ Eugene H. Rotberg	Director	December 29, 2010
Eugene H. Rotberg

EXHIBIT INDEX

EXHIBIT
NUMBER#	DESCRIPTION

2.01

Agreement and Plan of Merger, dated January 21, 2010, among Company, Pearl, LLC, Charter Amerifit LLC, Charter Amerifit Holding Corporation, AB Merger Sub, Inc., Amerifit Brands, Inc. and AB SR LLC (filed as Exhibit 2.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on January 26, 2010, and incorporated by reference herein).

3.01	Revised Restated Certificate of Incorporation.

3.02

Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-3, File No. 33-89760, filed March 15, 1995, and incorporated by reference herein).

3.03

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4 to the Company’s Form 8-K,, File No. 0-22354, filed on January 29, 1996, and incorporated by reference herein).

3.04

Certificate of Elimination of Series A Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

3.05

Certificate of Amendment to the Restated Certificate of Incorporation of the Company (filed as exhibit 3.07 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2002, and incorporated by reference herein).

3.06	Amended By-Laws of Registrant (filed as exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on September 22, 2008, and incorporated by reference herein).

3.07

Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on February 8, 2006, and incorporated by reference herein).

3.08

Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on April 26, 2007, and incorporated by reference herein).

3.09

Certificate of Elimination of Series B Junior Participating Preferred Stock (filed as Exhibit 3.07 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2008, and incorporated by reference herein).

4.01	Specimen Stock Certificate for Common Stock.

10.01

Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2009, and incorporated by reference herein). +

10.02

License Agreement, dated October 28, 1992, between the Company and Mead Johnson & Company (filed as Exhibit 10.02 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.02A	Exhibits to October 28, 1992 License Agreement between the Company and Mead Johnson & Company.*

10.03

Supply Agreement with Mead Johnson & Company dated May 17, 2006 (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2006, and incorporated by reference herein).*

10.04

Amendment No. 1 to Supply Agreement with Mead Johnson & Company, LLC, dated January 1, 2006, as amended on August 6, 2009, deemed effective as of June 1, 2010 (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2010, and incorporated by reference herein).*

10.05

License Agreement, dated January 28, 1993 between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version) (filed as Exhibit 10.03 to the Company’s current report on Form 8-K, File No. 0-22354, dated December 15, 2006 and incorporated by reference herein).*

10.05A

Exhibits to January 28, 1993 License Agreements between the Company and American Home Products Corporation represented by the Wyeth-Ayerst Division (Domestic Version) and American Home Products Corporation represented by its agent Wyeth-Ayerst International (International Version).*

10.06

Supply Agreement, executed on October 31, 2008 but made effective as of November 21, 2008, by and between AHP Manufacturing B.V. trading as Wyeth Nutritionals Ireland and the Company (filed as Exhibit 10.07 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2008, and incorporated by reference herein). *

10.07

Amendment No. 1 to Supply Agreement, dated October 31, 2008 but made effective as of November 21, 2008, by and between AHP Manufacturing B.V. trading as Wyeth Nutritionals Ireland and the Company, dated December 2, 2010. ^ **

10.08

License Agreement, dated March 31, 2000 between the Company and Abbott Laboratories (filed as Exhibit 10.30 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2000, and incorporated by reference herein).*

10.09

Supply Agreement, executed October 5, 2007 and effective January 1, 2007, by and between Abbott Nutrition, a division of Abbott Laboratories, and the Company (filed as Exhibit 10.49 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2007, and incorporated by reference herein). ^

10.10

License and Supply Agreement, dated June 13, 2003 between the Company and Nestec Ltd. (filed as exhibit 10.50 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2003, and incorporated by reference herein).*

10.11

First Amended and Restated ARA Alliance, Purchase and Production Agreement, dated as of July 13, 2009, by and between Company and DSM Food Specialties B.V. (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2009, and incorporated by reference herein).*

10.12

Amended and Restated Credit Agreement by and among Company, as Borrower, and Manufacturers and Traders Trust Company, as Administrative Agent and Issuing Lender, and Bank of America, NA, as Syndication Agent, and SunTrust Bank, as Documentation Agent, and Capital One N.A., as Co-Agent, and Manufacturers and Traders Trust Company and various other financial institutions now or hereafter party hereto, as Lenders, dated to be effective March 19, 2010 (filed as Exhibit 10.1 to the Company’s current report on Form 8-K, File No. 0-22354, filed on March 25, 2010, and incorporated by reference herein).

10.13

Amendment No. 1 by and among Company; Martek Biosciences Boulder Corporation, Martek Biosciences Kingstree Corporation, Martek Amerifit Holding Corporation, Amerifit Pharma, Inc., Amerifit Brands, Inc., Martek Amerifit LLC, and Amerifit, Inc., Manufacturers and Traders Trust Company (“M&T”), as administrative agent; and M&T, as lender (filed as Exhibit 10.2 to Company’s current report on Form 8-K, File No. 0-22354, filed on March 25, 2010, and incorporated by reference herein.

10.14

Settlement Agreement and Release, dated October 15, 2007, by and between the Company, Robert Zuccaro, on his own behalf and as Stockholders’ Representative of certain former interest holders of OmegaTech, Inc. (filed as Exhibit 10.50 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2007, and incorporated by reference herein).

10.15

Martek Biosciences Corporation 1997 Stock Option Plan (filed as Exhibit 4.1(e) to the Company’s Registration Statement on Form S-8, File No. 333-27671, filed May 22, 1997, and incorporated by reference herein). +

10.16

Martek Biosciences Corporation 2001 Stock Option Plan (filed as Exhibit 10.01 to the Company’s Registration Statement on Form S-8, File No. 333-74092, filed on November 28, 2001, and incorporated by reference herein). +

10.17

Martek Biosciences Corporation Amended And Restated Management Cash Bonus Incentive Plan effective April 25, 2002 (filed as Exhibit 10.36 to the Company’s quarterly report on Form 10-Q, File No.0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.18

OmegaTech, Inc. 1996 Stock Option Plan, as amended on April 26, 2001 (filed as Exhibit 10.37 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended April 30, 2002, and incorporated by reference herein). +

10.19

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

10.21

Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.55 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended July 31, 2003, and incorporated by reference herein). +

10.22

Form of Nonqualified Stock Option Award Agreement under Martek Biosciences Corporation 2003 New Employee Stock Option Plan (filed as Exhibit 10.46 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.23

Form of Nonqualified Stock Option Award Agreement under Martek Biosciences Corporation 2004 Stock Incentive Plan (filed as Exhibit 10.47 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2004, and incorporated by reference herein). +

10.24

Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy, Schedule 14A, File No. 0-22354, filed on February 8, 2005 and incorporated by reference herein). +

10.25

Form of Nonqualified Stock Option Agreement under Martek Biosciences Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.03 to the Company’s Registration Statement on Form S-8, File No. 333-125802, filed June 14, 2005, and incorporated by reference herein). +

10.26

Form of Employment Agreement between the Company and Peter L. Buzy dated November 10, 2006 (filed as Exhibit 10.42 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.27

Form of Employment Agreement between the Company and Steve Dubin dated December 21, 2006. (filed as Exhibit 10.43 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.28

Form of Employment Agreement between the Company and Peter A. Nitze dated November 10, 2006 (filed as Exhibit 10.44 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.29

Form of Employment Agreement between the Company and David Abramson dated November 10, 2006 (filed as Exhibit 10.45 to the Company’s annual report on Form 10-K, File No. 0-22354, for the year ended October 31, 2006, and incorporated by reference herein). +

10.30

Form of Restricted Stock Unit Agreement for executives under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.01 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2007, and incorporated by reference herein). +

10.31

Form of Restricted Stock Unit Agreement for directors under the Martek Bioscience Corporation Amended and Restated 2004 Stock Incentive Plan (filed as Exhibit 10.02 to the Company’s quarterly report on Form 10-Q, File No. 0-22354, for the quarter ended January 31, 2007, and incorporated by reference herein). +

21.01	Subsidiaries of the Registrant. **

23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.**

31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).**

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Confidential treatment was granted by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

** Filed or furnished herewith.

^ Confidential treatment was requested by the Securities and Exchange Commission for certain portions of these agreements. The confidential portions were filed separately with the Commission.

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