Form 10-K/A
period 2010-10-31
MARTEK BIOSCIENCES CORP
filed 2011-02-25
CIK 892025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On December 20, 2010, Martek Biosciences Corporation (the “Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with Koninklijke DSM N.V. (“DSM”) and Greenback Acquisition Corporation, an indirect wholly-owned subsidiary of DSM (“Purchaser”). Pursuant to the Merger Agreement, on January 13, 2011, Purchaser commenced a tender offer (the “Offer”) to acquire all outstanding shares of the Company’s common stock for a purchase price of $31.50 per share, net to the seller in cash, without interest thereon and less any required taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated January 13, 2011, as amended or supplemented from time to time and in the related Letter of Transmittal, as amended or supplemented from time to time (the “Offer”), copies of which were filed by DSM and the Purchaser with the Securities and Exchange Commission (“SEC”) as Exhibits (a)(1)(A) and (a)(1)(B) to a Tender Offer Statement on Schedule TO, dated January 13, 2011, as amended or supplemented from time to time.  As soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company, and the Company will become an indirect wholly-owned subsidiary of DSM (the “Merger”).

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Annual Report”) originally filed with the SEC on December 29, 2010 (the “Original Filing”).  Part III of the Company’s 2010 Annual Report referred to and incorporated by reference certain information from the definitive proxy statement that the Company anticipated would be filed with the SEC within 120 days after October 31, 2010, the end of its 2010 fiscal year. The Company is filing this Amendment No. 1 because, due to the Merger, it no longer intends to file its definitive proxy statement within 120 days of the end of its 2010 fiscal year. Pursuant to SEC rules, the Company also is including in Part IV- “Exhibits and Financial Statements” only the exhibits relating to this Amendment No. 1, including currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures in the Original Filing, except as specifically discussed in this Amendment No. 1, the Company has not modified or updated any other disclosures in the Original Filing for events which occurred subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the unamended portions of the Original Filing and the Company’s subsequent filings with the SEC. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the 2010 Annual Report, and such forward-looking statements should be read in their historical context.

PART III

ITEM 10.               Directors, Executive Officers of the Registrant and Corporate Governance.

Directors and Executive Officers.

Set forth below are the name, age, position, tenure and business experience for the past five years for each director of the Company as of January 10, 2011:

Name	Age	Position
James R. Beery	69	Director
Harry J. D’Andrea	54	Director
Michael G. Devine	58	Director
Steve Dubin	57	Director and Chief Executive Officer
Robert J. Flanagan	54	Director - Chairman of the Board
Polly Kawalek	56	Director
Jerome C. Keller	68	Director
Douglas J. MacMaster	80	Director
Robert H. Mayer	67	Director
David M. Pernock	56	Director
Eugene H. Rotberg	81	Director
David M. Abramson	57	President
Peter L. Buzy	51	Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration
Peter A. Nitze	52	Chief Operating Officer and Executive Vice President
David M. Feitel	47	Executive Vice President, General Counsel and Secretary
Barney B. Easterling	65	Senior Vice President, Manufacturing

Mr. Beery served as Senior Vice President and General Counsel for SmithKline Beecham and subsequently GlaxoSmithKline (GSK) from 1993 until his retirement in 2001.  Following his retirement from GSK, Mr. Beery became, and currently serves as, Senior Of Counsel to the London office of Covington & Burling LLP.  Mr. Beery also serves as a director of DGI Resolution, Inc., a biotechnology, drug discovery company, and Orchid Cellmark, Inc., a genetic testing company.  Mr. Beery has been a director of Martek since March 2004.  The Board believes that Mr. Beery is qualified to serve as a director based on the experience described above and his strong life sciences background as a senior legal executive and a director.

Mr. D’Andrea has served as Administrative General Partner of Valhalla Partners, a venture capital fund, since 2002.  From 1999 to 2002, Mr. D’Andrea served as the Chief Financial Officer of Advanced Switching Communications, Inc., a telecommunications equipment provider.  From 1998 to 1999, Mr. D’Andrea served as Chief Financial Officer of Call Technologies, Inc., a telecommunications software provider.  From 1997 to 1998, Mr. D’Andrea served as Chief Financial Officer of Yurie Systems, Inc., a provider of networking and telecommunications equipment.  Mr. D’Andrea has been a director of Martek since November 2006.  The Board believes that Mr. D’Andrea is qualified to serve as a director based on the experience described above, his strong financial background, and his experience as a chief financial officer for various entities.

Mr. Devine has been an independent financial and management consultant since 2007, and prior to that from 2003 to 2004.  From 2004 until 2007, Mr. Devine was the Chief Financial Officer of Secure Software, Inc., a software developer.  Prior to 2003, Mr. Devine spent 24 years in public accounting serving as a partner with Arthur Andersen LLP, and later with Deloitte & Touche LLP.  Mr. Devine has been a director of Martek since May 2008.  The Board believes that Mr. Devine is qualified to serve as a director based on the experience described above and his strong financial and public accounting background.

Mr. Dubin became Chief Executive Officer of Martek in June 2006 after serving since September 2003 as President of Martek.  Mr. Dubin joined Martek in 1992 and has served in various management positions, including Chief Financial Officer, Treasurer, Secretary, General Counsel and Senior Vice President of Business Development.  In 2000, he moved to a part-time position of Senior Advisor - Business Development, a role he filled until his election to President of Martek in September 2003.  He also spent time during 2000 through 2003 co-founding and co-managing a Maryland-based, angel-investing club that funds early-stage, high-potential businesses.  He was also “Of Counsel” to the law firm Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. during part of 2001 and 2002.  Prior to 1992, Mr. Dubin worked in the financing and management of early-stage businesses and, over a period of 12 years, served in various positions at Suburban Bank, now part of Bank of America, including Vice President and Treasurer of its venture capital subsidiary, Suburban Capital Corporation.  Mr. Dubin has been a director of Martek since July 2006.  The Board believes that Mr. Dubin is qualified to serve as a director based on the experience described above, his more than 20 years of experience with Martek, and his depth and breadth of knowledge of our business.

Mr. Flanagan has been Executive Vice President of Clark Enterprises, Inc. (“Clark”), a Bethesda, Maryland-based holding company, since 1989.  Clark is the ownership, investment and asset management arm of various Clark entities, including one of the largest privately-held construction companies in the United States.  Prior to joining Clark, Mr. Flanagan was Treasurer, Secretary and a member of the Board of Directors of Baltimore Orioles, Inc. from 1981 to 1989.  He was also employed from 1978 to 1981 as a member of Arthur Andersen’s audit division in its Washington, D.C. office.  Mr. Flanagan has been a director of Martek since April 2002.  The Board believes that Mr. Flanagan is qualified to serve as a director and Chairman of our Board based on the experience described above, his extensive investment and corporate finance experience, his public accounting experience, and his executive experience.

Ms. Kawalek, who is currently retired, served for 25 years in various capacities at Quaker Oats, Inc., a consumer goods company and, since 2001, a business unit of PepsiCo.  From 2002 until her retirement in 2004, she served as President of PepsiCo’s Quaker Foods division.  In 2001, Ms. Kawalek served as President of Quaker Oats’ U.S. Foods division and from 1997 through 2000, she served as President of the Hot Breakfast division.  Ms. Kawalek also serves as director for John Bean Technologies, Inc.  Ms. Kawalek has been a director of Martek since January 2006.  The Board believes that Ms. Kawalek is qualified to serve as a director of our Board based on the experience described above, her years of experience as a senior executive in the consumer food and beverage industry, and her leadership experience in a growing business.

Mr. Keller, who is currently retired, served as Martek’s Senior Vice President, Sales and Marketing from 1997 until his retirement in 2005.  Prior to joining Martek, Mr. Keller had been consulting after spending a 25-year career at Merck & Co., Inc. (“Merck”), most recently as Vice President of Sales from 1986 to 1993.  Mr. Keller also serves as a director of WebMD Health Corp.  Mr. Keller has been a director of Martek since October 2005.  The Board believes that Mr. Keller is qualified to serve as a director of our Board based on the experience described above, his strong sales and marketing background, and his years of experience in the pharmaceuticals and life sciences industries.

Mr. MacMaster, who is currently retired, served in various management positions at Merck from 1961 to 1988, during which time he was appointed Senior Vice President responsible for ten divisions, including Manufacturing and Technology and Pharmaceutical Manufacturing.  Mr. MacMaster retired from Merck in 1991.

Mr. MacMaster has been a director of Martek since 1993.  The Board believes that Mr. MacMaster is qualified to serve as a director of our Board based on the experience described above, his strong management background, and his leadership experience as a senior executive in the pharmaceutical industry.

Mr. Mayer has been an independent management consultant since 2007.  From 1981 to 2007, Mr Mayer served in various executive capacities for Danisco A/S, one of the world’s leading producers of ingredients for food and other consumer products.  From 2005 to 2007, Mr. Mayer served as Chief Executive Officer and Chairman of the Board for Genencor International, Inc., a wholly-owned subsidiary of Danisco A/S specializing in the development and manufacture of industrial enzymes.  From 1999 to 2005, Mr. Mayer served as Executive Vice President and Chief Operating Officer of Danisco’s Food Ingredients Division and from 1981 to 1999, Mr. Mayer served as President of Danisco USA, Inc. Mr. Mayer has been a director of Martek since January 2008.  The Board believes that Mr. Mayer is qualified to serve as a director of our Board based on the experience described above, his strong consumer and industrial ingredients background, and his executive experience.

Mr. Pernock has been Chairman of the Board of Fibrocell Science, Inc., a biotech dermatology company, since September 2009 and became Chief Executive Officer in February 2010.  Previously, Mr. Pernock served in a variety of executive capacities for GSK from 1994 to 2009, including most recently as Senior Vice President of Pharmaceuticals, Vaccines (Biologics), Oncology, Acute Care, and HIV Divisions of GSK’s U.S. operations.  Prior to his appointment as Senior Vice President, Mr. Pernock had served as Vice President of Marketing—Pharmaceuticals, Vice President of Sales and Marketing—Oncology, Vice President, Managed Care, and Vice President, Sales.  Mr. Pernock has been a director of Martek since September 2009.  The Board believes that Mr. Pernock is qualified to serve as a director of our Board based on the experience described above, his strong management background in the pharmaceuticals and life sciences industries.

Mr. Rotberg has been an independent advisor to international development and financial institutions since 1990.  From 1987 to 1990, Mr. Rotberg was Executive Vice President and a member of the Executive Committee at Merrill Lynch & Co., Inc.  From 1969 to 1987, Mr. Rotberg was Vice President and Treasurer of the World Bank.  Mr. Rotberg has been a director of Martek since 1992.  The Board believes that Mr. Rotberg is qualified to serve as a director of our Board based on the experience described above and his strong financial and management background.

Mr. Abramson joined Martek in 2003 as head of Corporate Development and was elected President in September 2006.  Prior to joining Martek, he was the Executive Vice President and General Counsel for U.S. Foodservice from 1996 to 2003. In this position, Mr. Abramson oversaw the legal and regulatory affairs of U.S. Foodservice, a large foodservice distributor in the United States, and advised on business development opportunities for this company.   U.S. Foodservice became a subsidiary of Royal Ahold in 2000.   In addition, Mr. Abramson was also the Executive Vice President for Legal Affairs at Ahold, U.S.A. from 2000 to 2003.  Mr. Abramson also served on the Board of Directors of U.S. Foodservice from 1994 to 2003.  Prior to joining U.S. Foodservice, from 1983 until 1996, Mr. Abramson was a partner at the law firm of Levan, Schimel, Belman & Abramson, P.A., now a part of Miles & Stockbridge P.C.  Mr. Abramson graduated from George Washington University, where he obtained a Bachelor of Business Administration in accounting.  He received his Juris Doctor degree, with honors, from the University of Maryland School of Law in 1978.  Mr. Abramson is a member of the Maryland Bar.

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

Corporate Governance and Board Matters

Code of Ethics.    The Martek Board has adopted a Code of Ethics for Directors, Officers and Employees (the “Code of Ethics”). The Code of Ethics covers, among other things, compliance with laws, rules and regulations (including insider trading), conflicts of interest, corporate opportunities, confidentiality, protection and use of Company assets, and the reporting process for any illegal or unethical conduct.

Any waiver of the Code of Ethics for our directors or officers, including our Chief Executive Officer, may be made only by the Board or a Board committee consisting solely of disinterested and independent directors and will be promptly disclosed and posted on our website as required by law or the listing standards of the NASDAQ Stock Market (“NASDAQ”).

The Code of Ethics can be accessed electronically in the “Corporate Governance” section of the Investor page of the Company’s website at www.martek.com or by writing to us at Martek Biosciences Corporation, Attention: Secretary, 6480 Dobbin Road, Columbia, Maryland 21045.

Audit Committee.  The Martek Board has a standing Audit Committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee met eight times during 2010. The members of the Audit Committee are Ms. Kawalek and Messrs. D’Andrea, Devine and Rotberg. Mr. D’Andrea serves as Chairman. In addition to meeting The NASDAQ tests for director independence, directors on audit committees must meet two basic criteria set forth in the SEC’s rules. First, audit committee members are barred from accepting, directly or indirectly, any consulting, advisory or other compensatory fee from the Company or an affiliate of the Company, other than in the member’s capacity as a member of the Board and any Board committee. Second, a member of an audit committee may not be an affiliated person of the Company or any subsidiary of the Company apart from his or her capacity as a member of the Board and any Board committee. The Board has determined that each member of the Audit Committee meets these independence requirements. The Board has also determined that Mr. Rotberg qualifies as an “audit committee financial expert”, as defined in Item 407 of Regulation S-K of the Exchange Act.

The Audit Committee’s responsibilities as set forth in the Audit Committee’s charter include, among other things:

(i)            reviewing the independence, qualifications, services, fees, and performance of the independent auditors;

(ii)           appointing, replacing and discharging the independent auditors;

(iii)          pre-approving the professional services provided by the independent auditors;

(iv)                              reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors;

(v)                                 reviewing the Company’s financial reporting and accounting policies, including any significant changes, with management and the independent auditors; and

(vi)                              reviewing the Company’s internal control over financial reporting.

Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires that the Company’s directors, executive officers and 10% stockholders file reports of ownership of equity securities of the Company with the SEC and furnish copies of such reports to the Company. The Company routinely assists its officers and directors in preparing these reports. Based solely on a review of such reports furnished to the Company, the Company believes that, for fiscal 2010, all such filing requirements were met.

ITEM 11.               Executive Compensation.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides information regarding the objectives and elements of the Company’s compensation philosophy, structure and policies under which the Company compensated its Named Executive Officers for the fiscal year ended October 31, 2010 (sometimes referred to as the “NEOs”).  These executive are:

•          Steve Dubin — Chief Executive Officer and Director

•          David M. Abramson — President

•          Peter L. Buzy — Chief Financial Officer, Treasurer and Executive Vice President for Finance and Administration

•          Peter A. Nitze — Chief Operating Officer and Executive Vice President

•          David M. Feitel — Executive Vice President, General Counsel and Secretary

We determined the Named Executive Officers based on the rules and regulations of the Securities and Exchange Commission.

Background of Executive Compensation for 2010

For the past several years, our primary goal has been increasing earnings through growing revenue and lowering the cost of production while, at the same time, developing new products and broadening the geographic reach of our existing products, and this remained the case for 2010.  Our focus in 2010 was on executing in five key areas: i) improving gross margins and earnings; ii) expanding the international markets for our DHA and ARA products; iii) growing sales in markets for non-infant formula DHA applications; iv) developing new products for future growth based on leveraging our core expertise, broad experience and proprietary technology; and v) identifying potential strategic opportunities that will support future growth and expand the Company’s product offerings.  Based on its reassessment of executive compensation in 2007, the Compensation Committee takes into account the following considerations in setting compensation for our Named Executive Officers:

•            Earnings sensitivity and compensation affordability.  The structure and amount of compensation awards impacts earnings and profitability.  It is important to our Compensation Committee to consider the impact of compensation decisions on our continued ability to achieve targeted net income.

•            Continued use of equity awards.  Due to their ability to align stockholder and management’s interests, equity awards are an important element of our compensation, and it was important to our Compensation Committee to make annual equity awards in 2010 in a form and structure that it had determined was appropriate for the Company.

•            Competitive levels of compensation. The level of compensation awards can impact executive recruitment and retention and, as such, the Compensation Committee attempts to ensure that the Company’s executive compensation is competitive in the marketplace.  Our Compensation Committee has found it difficult to identify an appropriate industry specific group of companies against which to compare the compensation of our executive officers given that, unlike most companies in the life sciences sector, Martek is a profitable, fully-integrated company with total domestic and international revenues that exceed $400 million.  Furthermore, unlike the large majority of life sciences companies, Martek focuses on high-value nutritional products rather than pharmaceuticals and, as such, we do not compete with most other biotechnology companies.  Nonetheless, the Compensation Committee views it as important to compare the compensation of our current executives to the most comparable industry specific studies available, and for 2010, as it has in recent history, the Committee concluded that the market compensation data for biotechnology companies is the most appropriate and comparable to Martek.  However, recognizing the fundamental differences between Martek and other members of the biotechnology industry, the Compensation Committee used this market compensation information only as a guide and point of reference when making 2010 compensation decisions as discussed further below.

•            Consistent approach to compensation.  The Compensation Committee performed a thorough review of our executive compensation in setting 2007 compensation, and in 2010 (as in 2008 and 2009) there had not been any organizational or corporate changes that warranted reevaluating the overall structure of our executive officer compensation programs.  The Compensation Committee determined that variability in 2010 NEO compensation from 2007, 2008 and 2009 would result primarily from incentive-based payouts generated through the achievement of the objectives of our Management Cash Bonus Incentive Plan (the “Bonus Plan”), which objectives were selected taking into account the Company’s 2010 goals and identified areas of focused effort.

Key Analytical Tools Utilized in Determining Executive Compensation During 2010

Comparative Market Information

While earnings growth and financial performance continue to be important goals, the Compensation Committee’s philosophy continues to be that the Named Executive Officers should, to the greatest extent consistent with those goals, be compensated in accordance with market practices in order to ensure retention.  The Compensation Committee had completed an analysis in 2007 that sought to look to comparative company compensation information.  At that time, the Compensation Committee relied on the market compensation information included in the 2006 Radford Biotechnology Survey, or the Radford Survey, in order to assess the 2007 NEOs’ salaries and their overall compensation packages versus market.  The Compensation Committee found that most surveys of industry or industry segments are not directly applicable given that we are unlike most companies in the life sciences sector.  In addition, we have historically found it difficult to find survey information for companies within our industry that have a similar market capitalization and that are fully-integrated companies.  The Compensation Committee believed that some source of comparative information was important, however, to its review.  The Radford Survey was recommended by Mr. Buzy to, and deemed acceptable by, the Compensation Committee in 2007, because it included segmented company populations, including one segment that consisted of biotechnology companies employing greater than 500 employees, as does Martek.  Mr. Buzy and the Compensation Committee determined that this was the best available survey given the difficult nature of identifying companies comparable to us.  The Radford Survey was produced by AON Consulting, Inc. and consists of hundreds of companies in the biotechnology industry, the identities of which were not considered or reviewed by our management or by the Compensation Committee.  The Compensation Committee used its 2007 evaluation as the baseline for its 2010 compensation decisions as it had in 2008 and 2009.  In addition, in 2009 the Compensation Committee reviewed data from the 2008 Radford Biotechnology Survey, which was an updated version of the survey used in 2007, and the 2009 LifeScience100 Executive Compensation Study to confirm at that time its overall approach to setting compensation was in line with market trends.

In evaluating the compensation of our group of Named Executive Officers in 2007 versus market, as represented by the market compensation information in the Radford Survey, the Compensation Committee considered the compensation elements of salary, bonus and equity-based compensation, both individually and collectively.  This market information, however, was not utilized by the Compensation Committee to specifically “benchmark” any element of compensation, or total compensation generally, paid to any executive officer, including any of the Named Executive Officers.  Rather, salary, bonus and equity-based compensation components, individually and in total, for each executive, were compared to the average value received by the executives in the companies in the Radford Survey at the 75% grouping and such comparison served as a guide to the Compensation Committee in setting 2007 compensation levels.  In addition, the Compensation Committee reviewed the salary, bonus and equity-based compensation amounts received by each such executive in prior years when establishing 2007 compensation levels.  In using the Radford Survey, the Compensation Committee used the 75% grouping for comparison purposes because of the determination that this was a closer match to a fully-integrated company like Martek, particularly when considering the complexity of operations as well as the revenue and profitability of Martek.

Mr. Feitel was first promoted to be an executive officer in 2007, and at that time his compensation was not being considered in the same manner as the other executive officers nor was his compensation specifically compared to the Radford Survey.  However, when considering the data in the Radford Survey, the Compensation Committee considers information for groups of executives, such as direct reports of the chief executive officer, that informs the Compensation Committee’s review of Mr. Feitel’s salary.

Chief Executive Officer Input

As discussed as applicable below, Mr. Dubin proposes to the Compensation Committee salary increases as well as short-term and long-term incentive compensation awards for each of the Named Executive Officers, other than himself.  It has been Mr. Dubin’s general belief that, given the similarity in authority and scope of responsibility of Messrs. Abramson, Buzy and Nitze, these officers should be paid equally.  Mr. Dubin also recommends the pay for Mr. Feitel.  In making recommendations for Mr. Feitel’s pay, Mr. Dubin has considered, as discussed further below, that Mr. Feitel was relatively recently promoted to be an executive officer in 2007 and that it is appropriate to phase in salary increases over time as additional responsibilities are assumed.

In addition, the Compensation Committee considers Mr. Dubin’s evaluation of each NEO’s performance during 2010.  Historically and in 2010, Mr. Dubin provides his evaluation of each NEO’s individual performance based on his own subjective review.

Elements of Compensation

The compensation program for our executives, including each of the Company’s NEOs, is comprised of three primary elements:  base salary, annual incentive cash compensation and long-term equity incentives.

Base Salary

It is the belief of the Compensation Committee that the overall compensation to the NEOs should include reasonable levels of fixed cash compensation in order to provide a level of assurance of compensation.  Given the economic environment globally and the absence of any material changes in the responsibilities of the executive officers since the comprehensive evaluation in 2007, the Compensation Committee did not believe that there were reasons for significant changes in base salaries in 2010.  The base salaries for each of the Named Executive Officers for 2010 were determined based on the 2009 amounts plus a merit salary increase of 3% for each of Messrs. Dubin, Abramson, Buzy and Nitze.  Mr. Feitel received a merit salary increase of approximately 7%, reflecting the continuation of a phase-in of increased salary and his elevation to Executive Vice President in 2009.  The 3% figure for Messrs. Dubin, Abramson, Buzy and Nitze and the approximate 7% figure for Mr. Feitel were used by the Compensation Committee based on its evaluation of what was appropriate and management’s recommendation, which in the case of the 3% amount they believed was consistent with standard industry practice.  Salaries earned by the NEOs in 2010 are reflected in the “Salary” column of the “2010 Summary Compensation Table” below.

As noted above, in determining the base salaries in 2007, which directly relates to the determinations made in 2010, the Compensation Committee utilized the 75% grouping of the Radford Survey information as a guide when setting the base salary levels for all of the NEOs other than Mr. Feitel.  In determining actual salaries for the NEOs other than Mr. Feitel, the Compensation Committee assessed the responsibilities associated with the position, individual contribution and performance, overall Company performance and the compensation paid to similarly situated executives at other companies.  The Compensation Committee also concurred with Mr. Dubin’s recommendation that Messrs. Abramson, Buzy and Nitze have the same level of compensation.  In setting the base salary amounts for these NEOs in 2007, the Compensation Committee also considered an assumed level of incentive cash compensation, using an estimated 50% bonus level, as well as equity-based compensation to ensure that the overall compensation packages for these executives, when including assumed salary components, would be appropriate relative to the data from the Radford Survey.  When originally calculated for 2007, the base salaries for Messrs. Abramson, Buzy and Nitze were similar to the base salaries to which they were compared in the survey, the annual bonus amounts were lower than the bonuses to which they were compared in the survey assuming that their bonus amounts were paid out at the 50% level, and the equity awards were significantly lower.  As a general rule, the expected target total compensation for these officers in 2007 was no greater than approximately 70% of the total compensation of the companies in the survey used.  Assuming that the 2008 and 2009 increases were also the standard for compensation increases across the companies included in the Radford Survey, the comparative percentage levels in 2010 would also be consistent with those in 2007.  Mr. Feitel’s compensation levels have been based on Mr. Dubin’s recommendations and the Compensation Committee’s review of data in the Radford Survey reflecting the amounts paid to direct reports to the CEO.  The larger increase in Mr. Feitel’s 2010 compensation was consistent with his increased responsibilities and his elevation to Executive Vice President in 2009.  His current compensation is commensurate with his responsibilities, position in the Company and that of the other NEOs.  The Compensation Committee determined that the amounts for the NEOs were appropriate given the survey data, and still were within the goal of having an affordable compensation package.

Annual Incentive Cash Compensation

As part of our executive compensation program, we reward the achievement of corporate and individual performance goals through the Bonus Plan.  This annual incentive program is designed to reward participants for the achievement of pre-established Company-wide goals and individual contributions thereto by providing cash awards that are paid if such goals are met.

For 2010, as in 2008 and 2009, the Company’s Bonus Plan was structured with two financial objectives and two categories of non-financial objectives.  The non-financial categories are comprised of a series of commercial objectives and a series of research and development objectives.  Corresponding to the financial objectives as well as each of the two categories of non-financial objectives were ranges of potential cash bonus payouts expressed as a percentage of base salary.  The range for the financial objectives was set based upon specific thresholds of achievement.  For each category of the non-financial objectives, there was a range of potential payouts with the ultimate payout amount based upon the judgment of the Compensation Committee as to the achievement of the non-financial objectives.  The Compensation Committee structured the 2010 Bonus Plan in this manner so that the executives would know what their reward, if any, would be for achieving the financial objectives, while using the non-financial objectives to provide the Compensation Committee with the opportunity to apply its judgment on the value of contributions or achievements that are harder to measure. The financial and non-financial objectives for 2010 were set prior to the Company’s acquisition of Charter Amerifit LLC and all of its subsidiaries (“Amerifit”), and are therefore exclusive of the performance of Amerifit after acquisition.  The financial and non-financial corporate objectives and their respective thresholds, if any, and ranges of payout expressed as a percentage of salary for the fiscal year ended October 31, 2010 are as follows:

Financial Objectives	Minimum		Payout as a Percentage of Salary
	(Dollars in Millions)

Infant formula product sales	$288	}

Non-infant formula product sales	$40
			0-70%
Product Sales	$328

Pre-tax earnings for 2010	$64

Non-financial Objectives
Commercial Objectives			0 – 15%

Research and Development Objectives			0 – 15%

The Compensation Committee selected product revenues and pre-tax earnings as financial objectives because of the Committee’s belief that these are the clearest and most direct representatives of current performance and are also the measures that are most important to investors.  Product revenues and pre-tax earnings directly reflect our continuing goal of increasing earnings and are indicators of how well we performed in some of the Company’s areas of focused effort for 2010.  As in prior years, the Compensation Committee determined, however, that there needed to be minimum levels of infant formula product revenues and non-infant formula product revenues as well as pre-tax earnings in order for the financial objectives to be met.  The Compensation Committee established the minimums for the financial objectives at the prior year’s actual revenue and earnings levels to reflect the Committee’s determination that financial performance needed to be better than the prior year’s actual results before management would be entitled to any portion of the Bonus Plan related to the financial objectives irrespective of the persisting economic conditions and other external challenges.  The Compensation Committee did not set the maximum for the financial objectives in order that it would be able to take into account business performance during the course of the year.  The Committee did, however, provide for a full bonus payout on the financial objectives, if total product revenues exceeded $355 million with at least $45 million in non-infant formula product revenues.  In setting the revenues financial objectives the Compensation Committee decided that a mix of infant formula and non-infant formula revenue was necessary to both recognize the importance of the core infant formula business and increasingly reward progress in the Company’s long-term growth opportunity in the non-infant formula business.  In establishing the financial objectives, the Compensation Committee desired to retain the flexibility to consider the business circumstances that led to the year-end results, so the Committee did not set in advance the relative weight between the two categories of revenues nor did it set in advance the relative weight between revenue and pre-tax earnings.

The non-financial objectives were selected as a means of rewarding current performance and performance that positions the Company for long-term growth.  Current performance is measured by the continued ability of the Company to meet its commercialization goals and commercialize products demanded by the market.  Research and development advancements are the basis for future performance and increased shareholder value.  The commercial objectives included, among other things, executing long-term supply arrangements with some of our major infant formula customers.  The research and development objectives were to (i) execute the Company’s food applications plan; (ii) continue to advance products already in development; (iii) initiate clinical research studies that have candidate products available for study; and (iv) pursue new opportunities that utilize the Company’s algal technology platform.  Each of the commercial and research and development objectives represented a distinct action or series of actions that addressed the Company’s key areas of focused efforts and that the Compensation Committee believed would collectively contribute to the Company achieving its overall goals for 2010 and thereafter.

Under the Bonus Plan, each of the Named Executive Officers has the opportunity to receive an incentive award of up to 100% of base salary if, in the judgment of the Compensation Committee, the performance goals are met.  Conversely, while the Company’s Bonus Plan has no specific minimum threshold of performance for the non-financial objectives prior to payments being made, the Compensation Committee will significantly reduce and potentially entirely eliminate any payments under the Bonus Plan if, in the Committee’s judgment, the performance of the Company supports such a conclusion.  The maximum potential award percentage of 100% is the same maximum level used in 2007, 2008 and 2009.  Accordingly, the only increase to the potential payout to the NEOs for the 2010 plan resulted from the increases in the base salaries of the NEOs.

Based on the financial and non-financial objectives, for services rendered to the Company in 2010, the Compensation Committee initially approved incentive compensation payments ranging from 85 — 95% payout of the NEOs salaries, or between $2,075,613 — $2,319,803 in the aggregate, with the final amount to be ratified by the Chairman based on the final audited financial figures for the Company.  Based on the Compensation Committee’s criteria and the Company’s audited financial statements, the Chairman ratified a payout of 95% under the Bonus Plan.  In determining the payout percentage, the Compensation Committee calculated the Company achievements under the Bonus Plan, including exceeding the financial objectives (70% maximum), achieving all of the commercial objectives (15% maximum), and making approximately 67% progress on several research objectives (10% payout compared to a 15% maximum). The Compensation Committee excluded from the determination of achievement of the financial objectives certain costs associated with the restructuring of the Company’s Winchester, Kentucky manufacturing facilities and transaction costs associated with the acquisition of Amerifit.  In determining the payout for the Bonus Plan for 2010, the Compensation Committee considered the extent to which the financial objectives were exceeded and the circumstances surrounding such performance and its overall impact on the Company achieving its primary goals. The determination of the Company achievements under the Bonus Plan was calculated based upon the operating results of the Company excluding the results of Amerifit, which was acquired in February 2010.  However, the Compensation Committee, as part of its assessment of overall 2010 compensation, noted that the operating results for Amerifit after the acquisition were consistent with prior Company expectations.

Long-Term Compensation Through Stock-Based Incentives

Our compensation program uses equity-based awards, the ultimate value of which is contingent on our longer-term performance, in order to provide the NEOs with a direct incentive to seek increased stockholder returns.  Furthermore, we have established stock ownership guidelines for our executive officers that require the executives to retain a portion of the common stock of the Company that they receive pursuant to equity awards.  We believe this further aligns the interests and actions of the Company’s executive officers with the interests of the Company’s stockholders.  See “Stock Ownership Retention Guidelines” below for further discussion.

During 2006, the Compensation Committee performed an evaluation of our overall stock-based compensation structure with the goal of ensuring alignment to market practices.  In January 2007, the Compensation Committee completed its evaluation, which included consultation from an executive compensation expert, Frederic W. Cook & Co., Inc., to provide information on trends and structures to be used for the awards.  Based on the Compensation Committee’s review, it concluded that restricted stock units would replace traditional stock options for future equity grants because such restricted stock units better align stockholder interests with executive compensation and because of the ability to provide our NEOs with value and incentives while minimizing the compensation expense to the Company when compared to stock options.

As discussed above in the discussion on base salaries, in making restricted stock unit awards for 2010, the Compensation Committee believed its conclusions in 2007 were still applicable and relied on their prior assessment.  In setting the size of the restricted stock unit awards granted in 2007, the Compensation Committee first determined the total amount of restricted stock unit awards that could be granted to all of our employees given the Company’s overall financial resources and its 2007 outlook.  In making such determination, the Compensation Committee used the grant date fair value of such potential grants.  After determining the total amount of value that would be used for all restricted stock unit awards in 2007, the Compensation Committee determined that our group of Named Executive Officers in 2007 should be granted restricted stock units with a grant date fair value of approximately 75% of the executives’ respective salaries.  In reaching this conclusion, as discussed above under “Base Salary,” the Compensation Committee considered total target compensation expected to be paid to the Named Executive Officers during 2007.  This total target compensation was comprised of the Named Executive Officer’s base salary for 2007, an assumed cash bonus based on a 50% bonus level and the equity-based compensation component represented by the restricted stock unit grant.  Such amounts were, individually and collectively, compared to the market data information included in the Radford Survey at the 75% grouping.

When originally establishing the restricted stock unit grants in 2007, the Compensation Committee discounted the market data information for equity compensation in the Radford Survey to take into account the relative differences between restricted stock units and the Black-Scholes value of option awards, which is what we believe most of the companies in the Radford Survey had used for equity awards.  The Compensation Committee continues to hold the view that it is appropriate to deliver to our NEOs restricted stock units having a value equivalent to 75% of the executives’ base salary, and we consider that number in our budget.  Accordingly, the increase in the value of restricted stock unit awards in 2010 from 2007, 2008 and 2009 was solely attributable to the increases in base salaries in 2008, 2009 and 2010, respectively.

When equity awards are made during the fiscal year, the Compensation Committee makes equity awards to executive officers in connection with hirings, or on an annual basis as part of the Company’s budget setting process.  No NEOs were hired during 2010, so our NEOs only received annual equity grants during 2010.

Severance Arrangements

In November and December 2006, each of our Named Executive Officers entered into an employment agreement with us.  Other than the differences relating to each of these officer’s title and base salary, as discussed in the “2010 Summary Compensation Table” and “2010 Grants of Plan-Based Awards Table” below, the employment agreements for the NEOs are identical.  We entered into these agreements after discussion with our executive officers as to the form and content of these agreements.  The provisions of the agreements were determined after taking into account information in a published report by Frederic W. Cook & Co., Inc. on what is typical within the marketplace and after negotiations with the executive officers.  The Compensation Committee determined that it was consistent with the market for executive talent to provide these agreements, including the nature and types of benefits contained in them, and determined that the agreements were important for retaining these executives and being able to continue to attract additional executives.

Pursuant to each NEO’s employment agreement, in the event of our termination of the executive without cause, or by the executive for good reason, the NEO is generally entitled to a severance payment equal to one year of base salary, his pro rata “target” bonus for the year of termination, plus one year of continued COBRA benefits and up to one year of outplacement services.  In addition, upon the NEO’s termination without cause or for good reason within one year of a change in control of us, the NEO is entitled to a severance payment equal to two years of base salary, his full “target” bonus for the year of termination, plus 18 months of continued COBRA coverage and up to one year of outplacement services.  We used this type of “double-trigger” for the payment of enhanced benefits in the event of a change in control to provide an appropriate balance between the potential compensation payable and the recruitment and retention objectives described above.  We also believe that, were we to engage in discussions or negotiations relating to a corporate transaction that our Board deems in the interest of stockholders, these agreements would serve as an important tool in ensuring that our executive team remained focused on the consummation of the transaction, without significant distraction or concern relating to personal circumstances such as continued employment.

In addition, each agreement provides that the NEO is entitled to a “tax gross-up” provision in the event the severance payments pursuant to the employment agreement would trigger any excise tax under the Internal Revenue Code.  We agreed to these tax gross-ups after negotiation with the executive officers because the Compensation Committee recognized that without the gross-ups the executive officers would likely not receive a large portion of the benefit of the provisions for which they had negotiated and which the Compensation Committee had determined was appropriate.  However, because the Compensation Committee was cognizant of the effect on us in the event the payments to a particular officer exceeded the excise tax threshold by only a small amount, the Compensation Committee determined to limit an officer’s ability to trigger this benefit under the employment agreements.  The Compensation Committee considered that without limits, if the payments to be made to an NEO pursuant to the employment agreement exceeds the excise tax threshold by only a de minimis amount, then the tax gross-up payment required to be made to the officer, plus the lost tax deduction to us, could far exceed any potential benefit to the NEO.  As a result, the agreements provide that if the net after-tax benefit to the NEO is not at least $50,000, the required severance payment to the officer is to be reduced so that our tax gross-up payment obligation is not triggered and no gross-up payments will be made to the NEO.

Additional information on these provisions, including the estimated payments under such arrangements for each NEO, is provided under “Potential Payments upon Termination or Change in Control” below.  In December 2010, the Company and each NEO entered into an amendment of the respective NEO’s employment agreement in order to conform the employment agreements with certain changes to the tax laws.

Compensation Deductibility Policy

Under Section 162(m) of the Code and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to the Company’s Chief Executive Officer and three most highly compensated executive officers (other than our Chief Financial Officer).  Performance-based compensation that has been approved by stockholders, however, is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of “outside directors” as defined for purposes of Section 162(m).  During 2010, payouts under the Company’s Bonus Plan were not excludable from the $1 million limit due to tax regulations that prohibit excluding compensation when executives have employment contracts that have certain severance terms that are similar to the terms in the employment contracts of our NEOs.  Grants of restricted stock units are not “performance-based” for purposes of Section 162(m) and thus also count towards each Named Executive Officer’s limit under Section 162(m).  No Named Executive Officer, however, exceeded the $1 million limitation during 2010.

Stock Ownership Retention Guidelines

The Company’s Board of Directors has established stock ownership retention guidelines for our executives in order to further reinforce and emphasize the link between their interests and those of our stockholders.  Pursuant to the guidelines, each of our executive officers, including the NEOs, is required to retain 50% of the net shares of the Company’s common stock he receives pursuant to restricted stock unit or other future equity awards made after January 2007 until his termination of service as an executive officer.  “Net shares” means the number of shares subject to an equity award reduced by the shares sold or withheld to cover income and payroll taxes incurred in connection with such award.  The Compensation Committee is notified of any non-compliance with these guidelines and exceptions to the policy may only be approved by the Compensation Committee at its discretion.  As of October 31, 2010, each of the NEOs was in compliance with the stock ownership guidelines.

Compensation Committee Report on Executive Compensation

The Compensation Committee participated in the preparation of the Compensation Discussion and Analysis, reviewing successive drafts and discussing the drafts with management.  Based on its review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Submitted by the Members of the Compensation Committee:

Douglas J. MacMaster, Jr. (Chairman)

Robert J. Flanagan

Robert H. Mayer

Polly B. Kawalek

Risk Analysis of Our Compensation Plans

The Compensation Committee performed a risk assessment of the Company’s compensation policies and practices in 2010 and determined that none of the policies or practices encourage excessive and unnecessary risk taking that would be reasonably likely to have a material adverse effect the Company.  As part of its risk assessment, the Committee reviewed the Company’s compensation plans, including the Company’s sales incentive programs, and discussed with management the components of the policies in order to determine whether compensation opportunities were properly balanced with risk.

Executive Compensation

The following narratives, tables and footnotes set forth the total compensation earned during 2010 by our Named Executive Officers.  The individual components of the total compensation calculation reflected in the Summary Compensation Table are described below:

2010 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Steve Dubin,	2010	$606,835	$455,121	$576,493	$10,809	$1,649,258
Chief Executive Officer and Director	2009	$589,160	$441,881	$100,157	$10,809	$1,142,007
	2008	$572,000	$429,000	$457,600	$10,755	$1,469,355

David M. Abramson,	2010	$470,021	$352,516	$446,520	$10,809	$1,279,866
President	2009	$456,331	$342,255	$77,576	$15,141	$891,303
	2008	$443,040	$332,280	$354,432	$10,903	$1,140,655

Peter L. Buzy,	2010	$470,021	$352,516	$446,520	$10,179	$1,279,236
Chief Financial Officer, Treasurer and	2009	$456,331	$342,255	$77,576	$10,179	$886,341
Executive Vice President	2008	$443,040	$332,280	$354,432	$9,932	$1,139,684

Peter A. Nitze,	2010	$470,021	$352,516	$446,520	$10,273	$1,279,330
Chief Operating Officer and Executive	2009	$456,331	$342,255	$77,576	$10,274	$886,436
Vice President	2008	$443,040	$332,280	$354,432	$10,185	$1,139,937

David M. Feitel(4)	2010	$425,000	$318,745	$403,750	$9,807	$1,157,302
Executive Vice President and General Counsel	2009	$395,950	$296,970	$67,312	$9,807	$770,039

(1)

Amounts shown in this column represent the full grant date fair market value of restricted stock unit awards granted, as determined pursuant to ASC 718. See Note 5 to the audited consolidated financial statements included in the 2010 Annual Report for the assumptions underlying the valuation of these equity awards.

(2)

Amounts represent the annual incentive payments paid to each Named Executive Officer pursuant to the Company’s Bonus Plan based upon the achievement of certain performance goals established by our Compensation Committee. For a discussion of the performance goals established for 2010, see “Annual Incentive Cash Compensation” above. For the potential payouts applicable to each NEO at the beginning of 2010, see the “2010 Grants of Plan-Based Awards Table” below.

(3)

Amounts include “matching contributions” made by Martek under the Company’s 401(k) Plan, to the extent allowable by law, equal to a discretionary percentage up to 3% of the participant’s salary. Contributions made by Martek vest over a period of up to five years based on the NEO’s continued service to the Company. Based on their respective lengths of service, all of the NEOs were 100% vested in the Company’s matching contribution upon receipt. Amounts also include premiums paid by the Company on behalf of the NEOs related to supplemental long-term disability insurance. For a discussion of the benefits available to the Named Executive Officers pursuant to this policy, see “Potential Payments upon Termination or Change in Control” below.

(4)	Mr. Feitel became a Named Executive Officer in 2009.

2010 Grants of Plan-Based Awards Table

The following table sets forth information with respect to grants of plan-based awards to the Company’s NEOs during 2010:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares	Grant Date Fair Value Of
Name	Grant Date	Threshold(4) ($)	Target ($)	Maximum ($)	of Stock or Units(2) (#)	Stock Awards(3) ($)
Steve Dubin	—	—	—	$606,835	—	—
	1/14/10	—	—	—	24,312	$455,121

David M. Abramson	—	—	—	$470,021	—	—
	1/14/10	—	—	—	18,831	$352,516

Peter L. Buzy	—	—	—	$470,021	—	—
	1/14/10	—	—	—	18,831	$352,516

Peter A. Nitze	—	—	—	$470,021	—	—
	1/14/10	—	—	—	18,831	$352,516

David M. Feitel	—	—	—	$425,000	—	—
	1/14/10	—	—	—	17,027	$318,745

(1)   Amounts set forth in these columns reflect the annual cash incentive compensation amounts that potentially could have been earned during 2010 based upon the achievement of performance goals under the Company’s Bonus Plan.  The actual annual cash incentive compensation earned in 2010 by our NEOs was paid in December 2010 and is reflected in the “Non-Equity Incentive Plan Compensation” column of the “2010 Summary Compensation Table” above.  For a discussion of the performance goals established by the Compensation Committee in 2010, see “Annual Incentive Cash Compensation” above.

(2)   Amounts represent restricted stock unit awards and vest in five equal installments on each of March 19, 2011, 2012, 2013, 2014 and 2015.

(3)   Amounts shown in this column represent the full grant date fair market value of restricted stock unit awards granted in 2010, as determined pursuant to ASC 718.

(4)   For 2010, the Compensation Committee did not set a minimum threshold of performance for non-financial objectives prior to any payments being made under the Company’s Bonus Plan.

Narrative to the 2010 Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

As discussed under “Severance Arrangements” above, in November and December 2006, each of the Named Executive Officers entered into an employment agreement with the Company.  Each employment agreement had an initial term of three years, which would automatically extend for consecutive one-year periods unless either party notifies the other of its intent to terminate within 60 days of the end of the respective term.  The initial terms of the employment agreements expired in November and December 2009 and automatically extended for a one year period.  Other than the differences relating to each Named Executive Officer’s title and base salary, the employment agreements for the Named Executive Officers are identical.

As set forth in his respective employment agreement, the base salary for each Named Executive Officer was originally set as follows:  Mr. Dubin, $550,000; Messrs. Abramson, Buzy, and Nitze, $370,000; and Mr. Feitel, $325,000.  The base salaries are subject to review annually, with any increases, such as the increase in connection with 2010 compensation, in the sole discretion of Martek.  See “Base Salary” above for a discussion of how the current amounts were determined.  Each employment agreement further provides that the Named Executive Officers are entitled to participate in various benefit programs of Martek, including health, disability, life insurance and the Bonus Plan.  Each of these benefits, other than the Bonus Plan and certain supplemental long-term disability benefits, are available to the employees of Martek generally.  In addition, each employment agreement provides for the potential payment of severance and other benefits upon certain terminations, including termination within one year of a change in control.  For a discussion of these provisions and an estimate of the potential payments to each Named Executive Officer thereunder, see “Potential Payments upon Termination or Change in Control” below.

Compensation Recovery Policy

The Board has given the Compensation Committee authority to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers, including the Named Executive Officers, where the payment was predicated upon the achievement of certain financial results.  In the event that those financial results are subject to restatement, the Compensation Committee will evaluate the nature and impact of the restatement and may make appropriate retroactive adjustments.  No such adjustments were necessary or made during 2010.

Outstanding Equity Awards at 2010 Year-End

The following table sets forth information with respect to the outstanding equity awards as of October 31, 2010 for the Named Executive Officers:

		Options Awards				Stock Awards(1)
		Number of Securities Underlying Unexercised Options		Option Exercise	Option	Number of Shares or Units of Stock That Have	Market Value of Shares of Units of Stock That Have Not
Name	Grant Date	Exercisable (#)	Unexercisable (#)	Price ($)	Expiration Date	Not Vested (#)	Vested(2) ($)

Steve Dubin	9/12/02	25,400	—	$17.18	9/12/12
	10/13/03	18,000	—	$51.92	10/13/13
	3/18/04	40,000	—	$61.15	3/18/14
	3/17/05	13,333	—	$55.85	3/17/15
	1/19/07	—	—	—	—	7,199	$158,018
	1/17/08	—	—	—	—	7,777	$170,705
	1/15/09	—	—	—	—	12,959	$284,450
	1/14/10	—	—	—	—	24,312	$533,648

David M. Abramson	11/20/03	15,000	—	$57.42	11/20/13
	3/18/04	20,000	—	$61.15	3/18/14
	3/17/05	10,000	—	$55.85	3/17/15
	1/19/07	—	—	—	—	5,576	$122,393
	1/17/08	—	—	—	—	6,024	$132,227
	1/15/09	—	—	—	—	10,037	$220,312
	1/14/10	—	—	—	—	18,831	$413,340

Peter L. Buzy	3/16/01	50,000	—	$14.56	3/16/11
	3/14/02	50,000	—	$28.50	3/14/12
	3/20/03	35,000	—	$27.97	3/20/13
	3/18/04	30,000	—	$61.15	3/18/14
	3/17/05	10,000	—	$55.85	3/17/15
	1/19/07	—	—	—	—	5,576	$122,393
	1/17/08	—	—	—	—	6,024	$132,227
	1/15/09	—	—	—	—	10,037	$220,312
	1/14/10	—	—	—	—	18,831	$413,340

Peter A. Nitze	9/6/05	25,000	—	$50.51	9/5/2015
	1/19/07	—	—	—	—	5,576	$122,393
	1/17/08	—	—	—	—	6,024	$132,227
	1/15/09	—	—	—	—	10,037	$220,312
	1/14/10	—	—	—	—	18,831	$413,340

David M. Feitel	2/23/04	12,000	—	$59.07	2/23/14
	3/17/05	4,000	—	$55.85	3/17/15
	10/27/05	2,000	—	$29.90	10/27/15
	1/19/07	—	—	—	—	2,836	$62,250
	1/17/08	—	—	—	—	3,309	$72,633
	1/15/09	—	—	—	—	8,709	$191,163
	1/14/10	—	—	—	—	17,027	$373,743

(1)   Restricted stock units granted January 19, 2007 will vest in two remaining equal installments on each of March 19, 2011 and 2012.  Restricted stock units granted January 17, 2008 will vest in three remaining equal installments on each of March 19, 2011, 2012 and 2013.  Restricted stock units granted January 15, 2009 will vest in four remaining equal installments on each of March 19, 2011, 2012, 2013 and 2014. Restricted stock units granted January 14, 2010 will vest in five equal installments on each of March 19, 2011, 2012, 2013, 2014 and 2015.

(2)   Market value is based on the closing price of the Company’s common stock of $21.95 per share on October 29, 2010, the last trading day in the Company’s 2010 fiscal year.

2010 Option Exercises and Stock Vested

The following table sets forth information with respect to options exercised during 2010 and restricted stock unit awards that vested during 2010 for each of the Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Steve Dubin	—	—	9,431	$225,212

David M. Abramson	—	—	7,305	$174,443

Peter L. Buzy	16,000	$168,187	7,305	$174,443

Peter A. Nitze	—	—	7,305	$174,443

David M. Feitel	—	—	4,698	$112,188

(1)          The value realized upon the exercise of stock options is calculated as the difference between the total fair market value of the shares on the date of exercise (using the market price at the time of exercise), less the total option price paid for the shares, regardless of whether or not the shares were sold on the date of exercise, sold subsequently, or held.

(2)          The value realized upon the vesting of the restricted stock units is a pre-tax amount determined by multiplying the number of shares of stock vested during 2010 by $23.88, the closing price per share on the vesting date for the awards.  Information as to value does not take into account reductions related to withholding tax, brokerage commissions or fees, or forfeiture or other disposition of shares to cover these amounts.

Potential Payments Upon Termination or Change in Control

Each Named Executive Officer’s employment agreement with Martek provides for the potential payment of severance and other benefits upon certain terminations of employment.  For a discussion of why Martek believes these payments are appropriate and how they were determined, see “Severance Arrangements” above.  In addition, pursuant to the terms of its Stock Incentive Plans, upon certain termination events, the executive will be entitled to acceleration of his outstanding and unvested equity awards.

Termination without Cause or for Good Reason

Pursuant to the employment agreements, as of October 31, 2010, in the event a Named Executive Officer is terminated without “cause,” as defined below (which includes non-renewal of the employment agreement by Martek in circumstances other than within 12 months following a “change in control,” as described below), or the executive terminates his employment for “good reason,” as defined below, the executive will be entitled to receive:

•                  a lump sum severance payment equal to the sum of (i) 12 months of his then-existing base salary and (ii) the pro rata portion of any “target bonus” to which the executive was entitled during the year of termination of employment;

•                  reimbursement for COBRA premiums for health and dental coverage for a period of up to 12 months; and

•                  reimbursement for outplacement services for up to 12 months under a program approved by Martek.

Pursuant to the employment agreements, as of October 31, 2010, “cause” is defined to include the executive’s:

•                  intentional misconduct or gross negligence in the exercise of his duties;

•                  commission of theft, forgery, fraud, misappropriation, embezzlement or any other act of material misconduct against Martek;

•                  violation of his fiduciary duties to Martek;

•                  conviction of, entry of a guilty plea or plea of nolo contendere to a felony or any other crime involving moral turpitude;

•                  inability to competently perform his duties due to his substantial dependence on alcohol or any controlled substance;

•                  engaging in any act that results in the substantial injury to the reputation, business or business relationships of Martek or subjected or would subject Martek to public ridicule or embarrassment;

•                  material violation of the employment agreement; or

•                  failure to adequately perform the material duties of his position.

Pursuant to the employment agreements, as of October 31, 2010, “good reason” is defined to include:

•                  a material reduction in the nature or scope of the executive’s duties, without the executive’s consent;

•                  Martek’s violation of the employment agreement;

•                  a reduction of the executive’s base salary (as set forth in the employment agreement);

•                  Martek’s becoming a division or subsidiary of another entity, where the executive’s duties are at the divisional or subsidiary level;

•                  Martek’s relocation of its principal office by more than 50 miles, or following a “change in control” (as described below), 25 miles.

Termination Following a Change in Control

Each employment agreement provides that if, within 12 months following a “change in control,” as defined below, the executive is terminated without cause or resigns for good reason (which includes non-renewal of the employment agreement by Martek within 12 months following a change in control), instead of the severance payments and benefits described above, the executive will be entitled to receive:

•                  a lump sum payment equal to the sum of (i) 24 months of his then-existing base salary and (ii) an amount equal to the full amount of any “target” bonus to which the executive was entitled during the year of termination of employment;

•                  reimbursement for COBRA premiums for health and dental coverage up to 18 months of coverage; and

•                  the outplacement benefit described above.

Pursuant to the employment agreements, “change in control” is generally defined to include:

•                  the acquisition by an individual, entity or group of 20% or more of the voting power of Martek;

•                  a change in the majority of the incumbent membership of Martek’s Board of Directors; or

•                  consummation of a reorganization, merger, consolidation, or sale or other disposition of all or substantially all of the assets of Martek; or

•                  approval by the shareholders of a complete liquidation or dissolution.

Gross-Up Payment

Each of the employment agreements provides that the executive will be entitled to a “gross-up” payment in the event that the payments pursuant to the employment agreement would trigger an excise tax under Section 4999 of the Internal Revenue Code.  In the event, however, that the executive is entitled to the gross-up payment, but the net after-tax benefit to the executive, taking into account all payments pursuant to the employment agreement and the gross-up payment, is not at least $50,000, then the payments owed to the executive pursuant to the employment agreement will be reduced so as not to trigger the excise tax provision under the Internal Revenue Code and no tax gross-up payment will be made to the executive.

Conditions to Receipt of Payments and Benefits

Each executive’s COBRA benefit, if elected by the executive, is conditioned on the executive’s providing written verification of his premium payments to Martek, and Martek’s reimbursement obligation will end immediately if the executive is eligible to obtain health care insurance from any new employment during the period.  In addition, in order to receive the severance payments and other benefits described above, the executive must execute a general release of all claims against Martek, and the release must become effective.  The employment agreements also contain standard confidentiality, assignment of inventions and proprietary information provisions, as well as a noncompetition and nonsolicitation covenant for 12 months following termination of employment.

Acceleration of Equity

The following sets forth certain triggering events for the vesting of rights upon a termination of employment or the consummation of certain change in control transactions under the Company’s 2004 Stock Incentive Plan, 2003 New Employee Stock Option Plan and 2002 Stock Incentive Plan.

2004 Stock Incentive Plan and 2002 Stock Incentive Plan

Under the 2004 Stock Incentive Plan, as amended (the “2004 Plan”), and the 2002 Stock Incentive Plan, as amended (the “2002 Plan”), in the event of termination of service other than for death, disability or cause, options will expire ninety days after termination of service.  No additional options will vest after termination of service except in the case of death or disability.  All rights to options are forfeited upon a termination for cause.  Upon termination of service, a grantee forfeits all rights to restricted stock and restricted stock units granted under the 2004 Plan or the 2002 Plan, except to the extent previously vested.

Upon the occurrence of a change in control, all outstanding shares of restricted stock and restricted stock units issued under the 2004 Plan or the 2002 Plan shall be deemed to have vested and all restrictions and conditions applicable thereto shall be deemed to have lapsed.  In addition, either of the following two actions shall be taken: (i) options shall be exercisable for the fifteen-day period preceding such change in control or (ii) any outstanding options, restricted stock, restricted stock units and/or stock appreciation rights issued under the 2004 Plan or the 2002 Plan shall be cancelled and the holders thereof shall be paid cash and/or securities having an equivalent value thereto, as determined by formulas set forth in the 2004 Plan and the 2002 Plan, respectively.  None of the actions described above shall be required upon a change in control to the extent the rights and obligations related to any such award are assumed, continued or substituted for as set forth in the 2004 Plan or the 2002 Plan.  For purposes of the 2004 Plan and the 2002 Plan, a change in control means the consummation of any of the following transactions: (i) any dissolution or liquidation of the Company or a merger, consolidation or reorganization involving the Company where the Company is not the surviving entity; (ii) a sale of substantially all the assets of the Company; or (iii) any transaction which results in any person (other than stockholders or affiliates immediately prior to the transaction) owning 50% or more of the combined voting power of all classes of stock of the Company.

2003 New Employee Stock Option Plan

Under the 2003 New Employee Stock Option Plan (the “2003 Plan”), in the event of termination of service other than for death, disability or cause, options will remain exercisable to the extent vested for thirty days after termination of service.  No additional options will vest after termination of service except in the case of death or disability.  All rights to options are forfeited upon a termination for cause.  Upon the occurrence of a change in control, option awards are treated similarly to those under the 2004 Plan and the 2002 Plan.

Disability

The Company provides long-term disability insurance coverage for the benefit of all of its employees.  This benefit provides all covered employees with a monthly cash compensation benefit upon “disability” (as defined below) equal to 60% of the employee’s salary in effect as of the date of disability, up to a maximum of $11,000 per month.  In addition to this coverage available to all of our employees, senior employees of the Company, including each of the Named Executive Officers, receive supplemental long-term disability insurance coverage.  We determined that it is appropriate to offer all of our senior employees, which as of October 31, 2010, including NEOs, totaled 27 individuals, the ability to have supplemental disability insurance coverage because the cost to us is minimal compared to the value these employees receive, and it is another way in which we can provide these employees with competitive levels of compensation.  Under this supplemental coverage, these senior employees, including NEOs, receive cash compensation equal to 75% of the employee’s salary in effect as of the date of disability, up to a maximum of $18,500 per month.  Thus, based on their current salaries, each of the NEOs is entitled to an additional $7,500 of disability coverage per month as compared to our employees generally.

For purposes of the disability insurance coverage, including the supplemental insurance coverage provided to our executives, “disability” means the inability to perform the main duties of his/her occupation and he/she is not working at any other occupation.

Estimate of Payments

The estimated payments owed to each executive upon the various termination events are based on the following assumptions and/or exclusions:

•                  the payments do not include any amounts earned and owed to the executive as of the termination date, such as salary earned to date, unreimbursed expenses or benefits generally available to all employees of Martek on a non-discriminatory basis (e.g., accrued but unused “paid time off”);

•                  pursuant to SEC requirements, it is assumed that the “triggering event” occurred on the last day of Martek’s last fiscal year, or October 31, 2010, and the value of our common stock was the closing market value of our stock on last trading date of such year on October 29, 2010, or $21.95;

•                  options and restricted stock units are not assumed, continued or substituted for in the event of a change of control;

•                  each NEO’s target bonus was determined by using the maximum payout established by the Compensation Committee under the Cash Plan;

•                  with respect to the supplemental disability insurance payments, amounts reflect only the incremental coverage available to our NEOs, over and above what is generally available to all Market employees.

		Accelerated Vesting of Equity Value		Welfare			Excise Tax
Name	Aggregate Severance	Restricted Stock Units	Stock Options	Benefits Continuation	Disability Payment	Outplacement Services	Gross-up Payment	Total
Steve Dubin

Termination without Cause or for Good Reason	$1,213,670	$1,146,822	—	$11,376	—	$10,000	—	$2,381,868

Termination within Twelve Months of Change in Control	$1,820,505	$1,146,822	—	$17,064	—	$10,000	—	$2,994,391

Termination as a Result of Disability	—	—	—	—	$1,621,362	—	—	$1,621,362

David M. Abramson

Termination without Cause or for Good Reason	$940,042	$888,273	—	—	—	$10,000	—	$1,838,315

Termination within Twelve Months of Change in Control	$1,410,063	$888,273	—	—	—	$10,000	—	$2,308,336

Termination as a Result of Disability	—	—	—	—	$1,621,362	—	—	$1,621,362

Peter L. Buzy

Termination without Cause or for Good Reason	$940,042	$888,273	—	$18,588	—	$10,000	—	$1,856,903

Termination within Twelve Months of Change in Control	$1,410,063	$888,273	—	$27,882	—	$10,000	—	$2,336,218

Termination as a Result of Disability	—	—	—	—	$2,674,394	—	—	$2,674,394

Peter A. Nitze

Termination without Cause or for Good Reason	$940,042	$888,273	—	$18,228	—	$10,000	—	$1,856,543

Termination within Twelve Months of Change in Control	$1,410,063	$888,273	—	$27,342	—	$10,000	—	$2,335,678

Termination as a Result of Disability	—	—	—	—	$2,507,754	—	—	$2,507,754

David M. Feitel

Termination without Cause or for Good Reason	$850,000	$699,788	—	$18,420	—	$10,000	—	$1,578,208

Termination within Twelve Months of Change in Control	$1,275,000	$699,788	—	$27,630	—	$10,000	$567,799	$2,580,217

Termination as a Result of Disability	—	—	—	—	$3,307,838	—	—	$3,307,838

DIRECTOR COMPENSATION

Board of Directors Compensation

Each director who is not an employee of the Company receives an annual retainer plus meeting fees for his or her service on the Martek Board. The Chairman receives an annual retainer of $115,000, while all other members of the Board receive annual retainers of $40,000. Board members also receive $2,000 per Board meeting. Committee members receive an annual retainer, which varies by committee, plus $1,000 per committee meeting. The annual retainer for committee members is as follows: Audit Committee Chairman—$8,000; Audit Committee members—$4,000; Compensation Committee Chairman—$4,000; Compensation Committee members—$2,000; Nominating Committee Chairman—$4,000; Nominating Committee members—$2,000.  Members of the Strategic Review Committee received $1,000 per committee meeting and the Strategic Review Committee Chairman received $2,000 per committee meeting and $500 per hour spent by the chairman outside of committee meetings. The Martek Board established the Strategic Review Committee in October 2010, consisting of four independent directors (Messrs. Flanagan (Chairman), Beery, D’Andrea and MacMaster), to facilitate the Company’s review of strategic alternatives and consideration of certain interests that had been expressed, and to report back to the board on its recommendations..

Each director who is not an employee of the Company is also eligible to receive stock-based compensation under the Company’s 2004 Stock Incentive Plan, as amended and restated. Annually, on the day of the Company’s Annual Meeting of Stockholders, each eligible director receives a grant of restricted stock units with a total value of $60,000 on the date of grant, with the actual number of restricted stock units determined by dividing $60,000 by the Company’s closing market price on the date of grant, rounded up to the nearest whole share. Such restricted stock units vest on the earlier of twelve months or immediately prior to the first Annual Meeting of Stockholders after the date of grant, subject to the director’s continued service to the Company. In addition, each newly elected director is eligible for a grant of stock-based compensation upon joining the Board. Directors may also be compensated for special assignments delegated by the Board, although no such compensation was provided in 2010. The Company also reimburses the directors for their reasonable travel and related expenses in connection with attending Board and committee meetings.

2010 Director Compensation Table

The following table shows 2010 compensation for the Company’s non-employee directors. Mr. Dubin, the Company’s Chief Executive Officer, does not receive any compensation in connection with his service as director.

Director(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)		Total ($)

James R. Beery	$65,000	$60,067		$125,067

Harry J. D’Andrea	$75,000	$60,067		$135,067

Michael G. Devine	$68,000	$60,067		$128,067

Robert J. Flanagan	$151,000	$60,067		$211,067

Polly B. Kawalek	$76,000	$60,067		$136,067

Jerome C. Keller	$59,000	$60,067		$119,067

Douglas J. MacMaster	$73,000	$60,067		$133,067

Robert H. Mayer	$64,000	$60,067		$124,067

David M. Pernock	$56,000	$90,086	(3)	$146,086

Eugene H. Rotberg	$73,000	$60,067		$133,067

(1)                                  The following table shows the number of vested and exercisable stock options and unvested restricted stock units held by each director as of October 31, 2010. There were no unvested stock options held by directors as of October 31, 2010.

Director	Exercisable Stock Options Held (#)	Unvested Restricted Stock Units Held (#)

James R. Beery	35,000	2,533

Harry J. D’Andrea	—	2,533

Michael G. Devine	—	2,533

Robert J. Flanagan	55,323	2,533

Polly B. Kawalek	15,000	2,533

Jerome C. Keller	80,000	2,533

Douglas J. MacMaster	75,000	2,533

Robert H. Mayer	—	2,533

David M. Pernock	—	2,533

Eugene H. Rotberg	75,000	2,533

(2)                                  Amounts reflect the compensation expense recognized for financial statement reporting purposes during fiscal 2010, as computed pursuant to SFAS No. 123 (revised 2004), “Share-Based Payment,” which has principally been codified in Accounting Standards Codification 718, “Compensation—Stock Compensation” (“ASC 718”), excluding any estimates of forfeitures relating to service-based vesting conditions. See Note 5 to the audited consolidated financial statements included in the 2010 Annual Report for the assumptions underlying the valuation of these equity awards. Because annual equity awards to directors have historically been granted on the date of the annual meeting (typically March of each year) and vested approximately on the first anniversary of the date of grant, the compensation expense associated with these awards is typically amortized over 12 months and therefore, recognized across two fiscal years. As a result, for directors who were also directors in the prior year, the amounts generally include a portion of the compensation expense related to equity awards made in 2009. The following table sets forth the full grant date fair value, as determined pursuant to ASC 718, of the restricted stock units granted to directors during fiscal 2010. No stock options were granted to our directors during fiscal 2010.

Director	Restricted Stock Units Granted (#)	Full Grant Date Fair Value ($)

James R. Beery	2,533	$60,000

Harry J. D’Andrea	2,533	$60,000

Michael G. Devine	2,533	$60,000

Robert J. Flanagan	2,533	$60,000

Polly B. Kawalek	2,533	$60,000

Jerome C. Keller	2,533	$60,000

Douglas J. MacMaster	2,533	$60,000

Robert H. Mayer	2,533	$60,000

David M. Pernock	2,533	$60,000

Eugene H. Rotberg	2,533	$60,000

(3)                                  Includes amounts related to the 2,449 restricted stock units granted to Mr. Pernock in September 2009 following his election to the Board that vested twelve months from the date of grant.

ITEM 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 10, 2011, with respect to common stock beneficially owned by directors of the Company, the executive officers of the Company named in the Summary Compensation Table below, all directors and executive officers as a group, and all stockholders known to the Company to have been beneficial owners of more than 5% of the Company’s common stock. Except as otherwise indicated, the individuals and entities listed in the table have sole voting and investment power with respect to the common stock owned by them.  As of January 10, 2011, 33,532,053 shares of the Company’s common stock were outstanding

Beneficial Ownership of Common Stock

The following table sets forth certain information as of January 10, 2011 (unless otherwise specified) with respect to the beneficial ownership of the Company’s common stock of each person or entity who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, each director and nominee, each executive officer and all directors and executive officers as a group:

Name and Address of Beneficial Owners	Shares Beneficially Owned(1)		Percentage of Class
Paulson & Co. Inc.	3,000,000	(2)	8.95

BlackRock, Inc.	2,546,852	(3)	7.60

Dimensional Fund Advisors LP	2,104,825	(4)	6.28

Steve Dubin	129,195	(5)	*

David M. Abramson	56,134	(6)	*

Peter L. Buzy	201,719	(7)	*

Peter A. Nitze	36,054	(8)	*

David M. Feitel	24,980	(9)	*

James R. Beery	43,456	(10)	*

Harry J. D’Andrea	9,574		*

Michael G. Devine	5,270		*

Robert J. Flanagan	406,607	(11)	1.21

Polly Kawalek	24,456	(12)	*

Jerome C. Keller	91,456	(13)	*

Douglas J. MacMaster	100,273	(14)	*

Robert H. Mayer	7,362		*

David M. Pernock	2,449		*

Eugene H. Rotberg	144,806	(15)	*

All Executive Officers and Directors as a group (15 persons)	1,283,791	(16)	3.75

* Less than one percent

(1)                                  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes shares of common stock to which the person has sole or shared voting or investment power with respect to the shares or shares of common stock that the person has the right to acquire as of March 11, 2011, 60 days after January 10, 2011, through the exercise of any stock option or other right. Shares of common stock subject to options or rights currently exercisable or exercisable as of March 10, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or right but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)                                  The information concerning this stockholder is based solely on an amendment to a Schedule 13G, filed with the SEC on February 14, 2011. This stockholder’s address is 1251 Avenue of the Americas, New York, NY 10020.  This stockholder is deemed to be the beneficial owner of 3,000,000 shares of common stock as a result of being an investment advisor that furnishes investment advice to and manages onshore and offshore investment funds and to separate managed accounts with voting and/or investment power.

(3)                                  The information concerning this stockholder is based solely on an amendment to a Schedule 13G, filed with the SEC on February 7, 2011. This stockholder’s address is 40 East 52nd Street New York, NY 10022. This stockholder is deemed to be the beneficial owner of 2,546,852 shares of common stock as a result of being a parent holding company or control person.

(4)                                  The information concerning this stockholder is based solely on an amendment to a Schedule 13G, filed with the SEC on February 11, 2011. This stockholder’s address is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas, 78746. This stockholder is deemed to be the beneficial owner of 2,104,825 shares of common stock as a result of being an investment adviser and manager.

(5)                                  Includes currently exercisable options to purchase 96,733 shares.

(6)                                  Includes currently exercisable options to purchase 45,000 shares.

(7)                                  Includes currently exercisable options to purchase 175,000 shares.

(8)                                  Includes currently exercisable options to purchase 25,000 shares.

(9)                                  Includes currently exercisable options to purchase 18,000 shares.

(10)                            Includes currently exercisable options to purchase 35,000 shares

(11)                            Includes 332,609 shares owned by CNF Investments, LLC, of which Mr. Flanagan is a manager and member, and 10,000 shares owned by Flanagan Family Limited Partnership, of which Mr. Flanagan is a general partner.  Also includes currently exercisable options to purchase 55,323 shares.

(12)                            Includes currently exercisable options to purchase 15,000 shares.

(13)                            Includes currently exercisable options to purchase 80,000 shares.

(14)                            Includes currently exercisable options to purchase 75,000 shares

(15)                            Includes 7,300 shares owned by the Rotberg/Comens/Booth Charitable Foundation and 7,300 shares owned by the Rotberg/Comens/Bray Charitable Foundation, of which Mr. Rotberg shares voting and dispositive powers with members of his family.  Also includes currently exercisable options to purchase 75,000 shares.

(16)                            Includes currently exercisable options to purchase 791,056 shares.

Equity Compensation Plan Information

The Company grants equity awards under the Stock Incentive Plans. All employees of the Company are eligible for such grants. The table below sets forth the following information as of the end of the Company’s 2010 fiscal year for all compensation plans previously approved by the Company’s stockholders and all compensation plans not previously approved by the Company’s stockholders:

(a)           the number of securities to be issued upon the exercise of outstanding options;

(b)           the weighted average exercise price of such outstanding options; and

(c)           other than securities to be issued upon the exercise of such outstanding options, the number of securities remaining available for future issuance under the plans.

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options		(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by shareholders	2,506,300	+	$30.58	702,919

Equity compensation plans not approved by shareholders	393,200	*	$34.80	166,105

Total	2,899,500		$31.15	869,024

+              Includes 802,182 shares of Martek common stock reserved for issuance upon vesting of restricted stock units that do not have an exercise price. Also includes 1,803 shares of Martek common stock reserved for vesting of restricted cash units that do not have an exercise price. Excluding these shares, the weighted average exercise price of outstanding options under equity compensation plans approved by shareholders would be $45.02 and the total weighted average exercise price of outstanding options under equity compensation plans would be $43.10.

*              Excludes 8,485 shares of Martek common stock reserved for issuance upon exercise of options assumed in connection with the acquisition of OmegaTech on April 25, 2002. The weighted average exercise price of these shares is $14.14.

The equity compensation plans approved by the Company’s stockholders are the 2002 Stock Incentive Plan and the 2004 Stock Incentive Plan. The equity compensation plans not approved by the Company’s stockholders include the 2001 Stock Option Plan, and the 2003 New Employee Stock Option Plan. Options to purchase common stock under the Company’s Stock Incentive Plans, including the plans not approved by stockholders, are granted at prices as determined by the Compensation Committee of the Board of Directors, but shall not be less than the fair market value of the Company’s common stock on the date of grant. The Company does not intend to issue the 159,430 shares available under the Company’s 1986 Stock Option Plan, as amended and restated in 1992, the 1994 Directors’ Option Plan, the 1997 Stock Option Plan and the 2001 Stock Option Plan. With the exception of the 2003 New Employee Stock Option Plan, which consists only of non-qualified stock options, and the 2004 Stock Incentive Plan, which prior to its amendment and restatement in 2005 consisted only of non-qualified stock options, the options granted may be incentive stock options or non-qualified stock options and generally vest over a period of up to five years. The Compensation Committee determines the vesting schedule and expiration date (up to a maximum of ten years from the date of grant) for all equity awards. See also “Acceleration of Equity” above. With the exception of the 2003 New Employee Stock Option Plan, whose equity awards must be granted only to new employees, the equity compensation plans permit the Board of Directors to grant equity awards to any employee of the Company, any outside director or any other individuals whose participation in the plan is determined to be in the best interests of the Company. In general, all equity compensation plans terminate ten years after their adoption by the Board of Directors and no grants may be made after termination of the plan. The Board of Directors may amend, suspend or terminate the plans. However, any amendment, suspension or termination may not impair the rights of an option holder without his or her consent.

ITEM 13.              Certain Relationships and Related Transactions, and Director Independence.

Related Persons Transactions

The Martek Board has adopted a Policy for Related Persons Transactions. The Policy for Related Persons Transactions sets forth our policy and procedures for review, approval and monitoring of transactions in which the Company and “related persons” are participants. Related persons include directors, nominees for director, officers, stockholders owning five percent or greater of the outstanding common stock, and any immediate family members of the aforementioned. The Policy for Related Persons Transactions is administered by a committee designated by the Board, which is currently the Audit Committee.

The Policy for Related Persons Transactions covers any transaction in which the Company is or will be a participant and in which a related person has or will have a direct or indirect material interest, except those transactions involving $120,000 or less in the aggregate; executive, director, or nominee compensation approved by the Board or the appropriate committee thereof; or any other transaction that is not required to be reported in our annual meeting proxy statement under the relevant SEC rules. Related person transactions must be approved, ratified, rejected or referred to the Board by the Audit Committee. The policy provides that as a general rule, all related person transactions should be on terms reasonably comparable to those that could be obtained by the Company in arm’s length dealings with an unrelated third party. However, the policy takes into account that in certain cases it may be impractical or unnecessary to make such a comparison. In such cases, the transaction may be approved in accordance with the provisions of the Delaware General Corporation Law.

The Policy for Related Persons Transactions provides that management or the affected director or officer will bring any relevant transaction to the attention of the committee. If a director is involved in the transaction, he or she will recuse themselves from all discussions and decisions about the transaction, to the extent practicable. The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified as promptly as practicable. All related person transactions will be disclosed to the full Board and in the Company’s proxy statement and other appropriate filings as required by the rules and regulations of the SEC and NASDAQ.

Mr. Jerome Keller, a director of the Company, is also a director of WebMD Health Corp. In July 2006, the Company entered into an agreement with WebMD, Inc. (“WebMD”), an affiliate of WebMD Health Corp., for the provision of various advertising and promotion services, after review and approval by the Nominating Committee and the Board. During 2010, fees totaling $362,500 were paid by Martek to WebMD. Mr. Keller has not received nor will he receive any additional compensation as a result of the WebMD arrangement.

As a matter of corporate governance policy, all Martek Board members recuse themselves from any Board or Committee vote related to potential Company transactions that, in any way, involve entities in which such Board member has a personal or business relationship.

Director Independence

The Board has determined that for the year ended October 31, 2010, with the exception of Mr. Dubin, all of its members are “independent directors,” using the definition of that term in the listing standards of The NASDAQ Stock Market. All members of the Board’s standing Audit, Compensation and Nominating and Corporate Governance Committees, more fully described below, are also independent directors.

ITEM 14.              Principal Accounting Fees and Services.

The following is a summary of fees incurred by Martek for professional services rendered by Ernst & Young during the fiscal years ended October 31, 2010 and 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees

Audit Fees	$841,000	$654,000

Audit-Related Fees	$337,000	$43,000

Tax Fees	$203,000	$87,000

All Other Fees	$53,000	$—

Total Fees	$1,434,000	$784,000

Audit Fees.   Consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements (including Amerifit in fiscal 2010), as well as performance of the attestation procedures required by Section 404 of the Sarbanes-Oxley Act, review of the interim consolidated financial statements included in quarterly reports and services provided by Ernst & Young in connection with SEC registration statements.

Audit-Related Fees.  Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Martek’s consolidated financial statements and are not reported under “Audit Fees.” These services include Amerifit due diligence and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include technical advisory services associated with the deductibility of transaction costs and tax compliance services.

All Other Fees.  Consist of fees billed for information technology security review services.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the May meeting of the Audit Committee, outlining the scope of the audit and related audit fees. If agreed to by the Audit Committee, this engagement letter is formally accepted by the Audit Committee at its May Audit Committee meeting or shortly thereafter.

For non-audit services, the Company’s senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. The Company’s senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A cost estimate of the non-audit services will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit

Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

The Audit Committee may delegate pre-approval authority to its Chairman. The Chairman must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

ITEM 15.              Exhibits, Financial Statement Schedules.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2011.

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

** Filed or furnished herewith.